Form 10-Q
period 1996-03-31
SYRATECH CORP
filed 1996-05-14
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

/ / TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ___________________

COMMISSION FILE NUMBER: 1-12624

                              SYRATECH CORPORATION
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             13-3354944
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

         175 MCCLELLAN HIGHWAY
       EAST BOSTON, MASSACHUSETTS                                   02128-9114
       --------------------------                                   ----------
(ADDRESS OF  PRINCIPAL EXECUTIVE OFFICE)                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - 617-561-2200
                                                     ------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT MARCH 31, 1996- 8,674,631.

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE NO.
                                                                           --------
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets at March 31, 1996
           and December 31, 1995                                               1

           Condensed Consolidated Income Statements for the three month
           periods ended March 31, 1996 and 1995                               2

           Condensed Consolidated Statements of Cash Flows for the
           three month periods ended March 31, 1996 and 1995                   3

           Notes to Condensed Consolidated Financial Statements                4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   11

Signature                                                                     12

                         PART I - FINANCIAL INFORMATION

                     SYRATECH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  March 31,         December 31,
                                                                    1996               1995
                                                                  ---------          ---------
                                                                 (UNAUDITED)
                               ASSETS
Current assets:
   Cash and equivalents .................................         $  11,487          $  78,493
   Marketable securities ................................                               30,561
   Accounts receivable, net .............................            28,093             31,893
   Inventories ..........................................            68,577             41,151
   Deferred income taxes ................................             8,536              5,105
   Prepaid expenses and other ...........................             3,400              1,602
   Net assets of discontinued operations ................               699              1,834
                                                                  ---------          ---------
       Total current assets .............................           120,792            190,639

Property, plant and equipment, net ......................            50,171             29,560
Purchase price in excess of net assets acquired .........            22,981
Other assets ............................................               434                367
                                                                  ---------          ---------
       Total ............................................         $ 194,378          $ 220,566
                                                                  =========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ..........         $                  $  51,735
   Current maturities of long-term debt .................             1,200
   Accounts payable .....................................             8,822              6,438
   Accrued expenses .....................................            12,178              4,436
   Accrued compensation .................................             1,928              2,478
   Accrued advertising ..................................             1,684              1,991
   Income taxes payable .................................             2,076              1,511
                                                                  ---------          ---------
       Total current liabilities ........................            27,888             68,589

Long -term debt .........................................            11,000
Deferred income taxes ...................................             6,678              3,657
Deferred compensation ...................................             2,039              1,724
Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.10 par value, 500,000 shares
     authorized; no shares issued or outstanding
     (135,000 shares designated Series A Preferred Stock)
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 8,674,849 and 8,667,249 shares issued in
     1996 and 1995, respectively ........................                87                 87
   Additional paid-in capital ...........................             9,786              9,699
   Retained earnings ....................................           136,818            136,728
   Cumulative translation adjustment ....................                85                 85
   Less: Treasury stock; 218 shares, at cost ............                (3)                (3)
                                                                  ---------          ---------
       Total stockholders' equity .......................           146,773            146,596
                                                                  ---------          ---------
       Total ............................................         $ 194,378          $ 220,566
                                                                  =========          =========

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        1996              1995
                                                      --------          --------
Net sales ....................................        $ 31,266          $ 26,912
Cost of sales ................................          22,218            19,379
                                                      --------          --------
     Gross profit ............................           9,048             7,533

Selling, general and administrative expenses..           9,338             7,471
                                                      --------          --------
     Income (loss) from operations ...........            (290)               62

Interest expense .............................             127                53
Interest income ..............................            (560)               (1)
                                                      --------          --------
     Income before provision for income taxes.             143                10

Provision for income taxes ...................              53                 3
                                                      --------          --------
     Income from continuing operations .......              90                 7

Discontinued operations:
   Income  from discontinued operations
      of Syroco, Inc., net of income taxes of
      $  1,645 ...............................                             2,572
                                                      --------          --------
     Net income ..............................        $     90          $  2,579
                                                      ========          ========

Earnings per share:
   Continuing operations .....................        $   0.01          $   0.00
   Discontinued operations ...................                              0.22
                                                      --------          --------
     Net income ..............................        $   0.01          $   0.22
                                                      ========          ========

Weighted average common and common
   equivalent shares outstanding .............           8,778            11,801
                                                      ========          ========

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                              1996              1995
                                                            --------          --------
Cash flows from operating activities:
Net income .........................................        $     90          $  2,579
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization ...................           1,122               877
   Deferred income taxes ...........................          (3,878)             (111)
   Other ...........................................             334                41
   Increase (decrease) in cash:
       Marketable securities .......................          30,561
       Accounts receivable .........................          12,258             7,040
       Inventories .................................          (5,794)           (1,179)
       Prepaid expenses and other ..................             117              (980)
       Accounts payable and accrued expenses .......          (3,726)           (4,765)
       Income taxes payable ........................             415              (400)
   Discontinued operations .........................           1,135           (17,630)
                                                            --------          --------
Net cash provided by (used in) operations ..........          32,634           (14,528)
                                                            --------          --------

Cash flows from investing activities:
Acquisition of business net of cash acquired .......         (46,593)
Purchases of property, plant and equipment .........          (1,372)             (605)
Other ..............................................              (8)              300
                                                            --------          --------
Net cash used in investing activities ..............         (47,973)             (305)
                                                            --------          --------

Cash flows from financing activities:
Change in revolving loan facilities ................         (51,735)           13,641
Repayment of borrowings ............................                              (290)
Other ..............................................              68                11
                                                            --------          --------
Net cash (used in) provided by financing activities.         (51,667)           13,362
                                                            --------          --------

Net decrease in cash and equivalents ...............         (67,006)           (1,471)

Cash and equivalents, beginning of period ..........          78,493             1,866
                                                            --------          --------
Cash and equivalents, end of period ................        $ 11,487          $    395
                                                            ========          ========

            See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

1.       FINANCIAL INFORMATION

         The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Annual Report to Stockholders.

         In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           1996            1995
                                                          ------          ------
Cash paid during the period for:
     Interest ..................................          $  124          $  313
                                                          ======          ======
     Income taxes ..............................          $3,445          $2,200
                                                          ======          ======

3.       RAUCH INDUSTRIES, INC. ACQUISITION

         On February 15, 1996, the Company, through an indirectly wholly-owned subsidiary, acquired the outstanding shares of Rauch Industries, Inc. ("Rauch") for the consideration of $13 per share of Rauch common stock owned by stockholders of record on January 16, 1996. Rauch is a domestic producer and distributor of glass and satin tree ornaments and related items. The purchase price, including costs of the transaction, approximated $48,677. The Company recorded a preliminary purchase price allocation, of which $20,151 was allocated to property, plant and equipment. The remaining purchase price in excess of net assets acquired of $23,158 is being amortized on the straight line basis over 15 years. The allocation of purchase price is preliminary due to the inability to estimate the final insurance settlement amount (including business interruption) related to a fire at Rauch's manufacturing warehouse and distribution facility in 1994. The results of operations of Rauch have been included with the results of the Company from February 15, 1996.

         The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1995.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1996              1995
                                                      -------          --------
Net sales ...................................         $31,875          $ 27,288
                                                      =======          ========
Loss from continuing operations .............         $  (587)         $ (1,624)
                                                      =======          ========
Net income (loss) ...........................         $  (587)         $    948
                                                      =======          ========
Income (loss) per share:
   Continuing operations ....................         $ (0.07)         $  (0.14)
                                                      =======          ========
   Net income (loss) ........................         $ (0.07)         $   0.08
                                                      =======          ========

         The following is a summary of the estimated fair value of the assets and liabilities of Rauch at February 15, 1996, taking into consideration the preliminary allocation of purchase price:

Cash .......................................................             $ 2,084
Accounts receivable ........................................               8,458
Inventories ................................................              21,632
Deferred income taxes ......................................               3,348
Prepaid expenses and other .................................               1,915
Property, plant and equipment ..............................              20,151
Other assets ...............................................                  89
Purchase price in excess of
     net assets acquired ...................................              23,158
                                                                         -------
   Total assets ............................................             $80,835
                                                                         =======
Current liabilities ........................................             $14,342
Long-term debt .............................................              11,000
Deferred income taxes ......................................               6,816
                                                                         -------
   Total liabilities .......................................             $32,158
                                                                         =======

4.       DISCONTINUED OPERATIONS

         During 1995, the Company sold Syroco, Inc. and its subsidiaries. Under the terms of the final settlement, the Company reacquired certain assets and reassumed certain liabilities which have been recorded at their estimated net fair value. The Company does not expect that the liquidation of these assets or the ultimate settlement of the assumed liabilities will have a material effect on the previously recognized gain on disposal. The assets and liabilities relating to the discontinued segment are included in net assets of discontinued operations in the Condensed Consolidated Balance Sheets at March 31, 1996 and December 31, 1995. The results of operations for the three months ended March 31, 1995 and cash flows for the discontinued segment are included in discontinued operations in the Condensed Consolidated Income Statements and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995.

         Net assets of discontinued operations sold consisted of the following:

                                                    March 31, 1996  December 31, 1995
                                                    --------------  -----------------
Inventories ..................................         $   643          $ 1,778
Property, plant and equipment, net ...........             227              227
Other assets .................................             875              875
Liabilities ..................................          (1,046)          (1,046)
                                                       -------          -------
    Total ....................................         $   699          $ 1,834
                                                       =======          =======

Operating results of the discontinued segment consisted of the following:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1996        1995
                                                      ----        ----
Net sales .....................................       $--       $33,626
                                                      ===       =======
Income before provision for income taxes ......       $--       $ 4,217
Provision for income taxes ....................        --         1,645
                                                      ---       -------
Income from discontinued operations ...........       $--       $ 2,572
                                                      ===       =======

5.       INVENTORIES

Inventories consisted of the following:

                                                    March 31,          December 31,
                                                       1996                1995
                                                    ---------          ------------
Raw material ...........................             $12,614             $ 3,908
Work-in-process ........................               7,140               1,744
Finished goods .........................              48,823              35,499
                                                     -------             -------
     Total .............................             $68,577             $41,151
                                                     =======             =======

6.       INCOME TAXES

         The provision for income tax expense for the three month period ended March 31, 1996 has been computed using an estimated effective tax rate for the year ended December 31, 1996.

7.       NOTES PAYABLE AND LONG-TERM DEBT

         As a result of the Rauch acquisition, the Company assumed the borrowings of Rauch (the "Rauch Loan"). The Rauch Loan allows long-term borrowings up to $12,800 and short-term borrowings up to $40,000. Borrowings under the Rauch Loan bear interest at approximately the bank's certificate of deposit rate. The long-term portion is due in quarterly installments of $300, with a final payment in 2000. At March 31, 1996, long-term borrowings outstanding were $12,200 and there were no short-term borrowings outstanding. The Rauch Loan contains various covenants, the most restrictive being a limitation on leasing activities. The short-term portion of the Rauch Loan is subject to renewal on June 1, 1996; the Company plans to renew this loan. On March 31, 1996, credit availability under the Company's revolving credit facilities and the Rauch Loan, net of outstanding letters of credit, was $96,800.

8.       ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1996, the Company adopted Statement of Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1996. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period. During the quarter ended March 31, 1996, the Company did not grant any options to purchase shares of common stock to non-employees.

         Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the quarter ended March 31, 1996.

9.       SUBSEQUENT EVENTS

         Effective April 2, 1996, Far-B Acquisition Corp. an indirect wholly-owned subsidiary of the Company ("Far-B") and Lifetime Hoan Corporation ("Lifetime") acquired from Farberware Inc. ("Seller"), a wholly-owned subsidiary of U.S. Industries, Inc., substantially all of Seller's assets, including the "Farberware" name, trademark and associated goodwill and all of Seller's other intellectual property, license agreements, inventories, tools, dies, machinery, equipment, outlet stores and other assets, but excluding, Seller's accounts receivable and certain other assets that were retained by Seller. The aggregate purchase price paid in cash by Far-B and Lifetime was $45,771 subject to adjustment based upon an audit of the inventory acquired. In addition, the Company, Far-B, Lifetime and Outlet Retail Stores, Inc. ("ORSI"), a wholly-owned subsidiary of Lifetime, assumed certain ongoing liabilities of the Seller. The outlet stores and certain associated assets were transferred by Seller directly to ORSI. The remaining assets were transferred to Far-B and are to be allocated pursuant to arrangements among the Company, Far-B and Lifetime. The acquisition will be accounted for under the purchase method of accounting.

         On April 16, 1996, the Company, through one of its indirect wholly-owned subsidiaries, acquired certain assets of the Silvestri division of FFSC, Inc. ("Silvestri") through the Bankruptcy Court. Silvestri is a distributor of Christmas ornaments, collectibles, lighting and trim as well as other seasonal and non-seasonal giftware and decorative accessories. The Company acquired certain assets, including without limitation, inventory, certain tools and molds, distribution equipment and intellectual property. The purchase price, subject to final adjustment, approximates $9,000 of which $6,200 was paid on April 16, 1996. The acquisition will be accounted for under the purchase method of accounting.

         On May 8, 1996, the Company, through one of its subsidiaries, acquired all of the outstanding common stock of C. J. Vander Ltd., a manufacturer of sterling silver flatware and sterling silver holloware in the United Kingdom. The purchase price was immaterial to the Company's condensed consolidated financial statements. The acquisition will be accounted for under the purchase method of accounting.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Some of the information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations including the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, competition from other manufacturers or distributors, seasonal changes in the demand for the Company's products, increases in the cost of raw materials and changes in the retail market for housewares products in general. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

         On February 15, 1996, the Company, through an indirect wholly-owned subsidiary, acquired the outstanding shares of Rauch Industries, Inc. ("Rauch") for the consideration of $13 per share of Rauch common stock owned by stockholders of record on January 16, 1996. Rauch is a domestic producer and distributor of glass and satin tree ornaments and related items. The purchase price, including costs of the transaction, approximated $48.7 million. The Company recorded a preliminary purchase price allocation, of which $20.2 million was allocated to property, plant and equipment. The remaining purchase price in excess of net assets acquired of $23.2 million is being amortized on the straight line basis over 15 years. The allocation of purchase price is preliminary due to the inability to estimate the final insurance settlement amount (including business interruption) related to a fire at Rauch's manufacturing warehouse and distribution facility in 1994. The results of operations of Rauch have been included with the results of the Company from February 15, 1996. During the fiscal year ended December 31, 1995 net sales of Rauch were $58.9 million. The purchase was funded primarily with the net proceeds remaining from the sale of Syroco.

         Net sales increased 16.2% to $31.3 million for the three months ended March 31, 1996 from $26.9 million for the three months ended March 31, 1995. This increase reflects increased demand for the Company's sterling and giftware products. Net sales of Rauch, which was acquired on February 15, 1996, were less than 4% of total net sales for the three months ended March 31, 1996.

         Gross profit increased 20.1% to $9.0 million for the three months ended March 31, 1996 from $7.5 million for the three months ended March 31, 1995. Gross profit as a percentage of sales was 28.9% for the three months ended March 31,1996 compared to 28.0% for the three months ended March 31,1995. The increase in the gross profit percentage was primarily due to increased sterling items in the product mix and increased gross margin in the giftware product lines. The Company expects pressure on its gross profit percentage during 1996 due to the acquisition of Rauch, whose products have a gross profit which is lower than that of the Company.

         Selling, general and administrative expenses increased to 29.9% as a percentage of net sales or $9.3 million for the three months ended March 31, 1996 from 27.8% or $7.5 million for the comparable period of 1995. The increase in selling, general and administrative expenses is due primarily to inclusion of Rauch selling, general and administrative expenses since the acquisition date of February 15, 1996, amortization of the preliminary excess of purchase cost over net assets acquired related to the Rauch acquisition and increased costs related to the growth in sales volume including personnel related costs and royalties.

         Interest income, net was $0.4 million for the quarter ended March 31, 1996 compared to net interest expense of $52 thousand for the quarter ended March 31, 1995. Interest income was earned as a result of investing the remaining net proceeds from the sale of Syroco in short-term investment grade issues.

         The provision for income taxes was $53 thousand for the three months ended March 31, 1996 compared to $3 thousand for the three months ended March 31, 1995. The effective tax rate was 37% for the three month period ended March 31, 1996, compared to 30% for the same three month period of 1995. The increase in the income tax rate in 1996 primarily relates to the acquisition of Rauch which income increases the proportion of income earned in tax jurisdictions with higher income tax rates.

         Income from continuing operations for the first quarter of 1996 was $90 thousand or $0.01 per share compared to income from continuing operations of $7 thousand or break-even per share for the same quarter last year. The first quarter of 1995 included income from discontinued operations net of income taxes of $2.6 million or $0.22 per share. Net income for the three months ended March 31,1996 was $90 thousand or $0.01 per share compared to $2.6 million or $0.22 per share for the three months in 1995.

         Effective January 1, 1996, the Company adopted Statement of Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1996. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period. During the quarter ended March 31, 1996, the Company did not grant any options to purchase shares of common stock to non-employees.

         Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from operations for the three months ended March 31,1996 was approximately $32.6 million. The primary sources of cash were the decrease in marketable securities as a result of the repayment of temporary borrowings used to purchase for retirement the Company's stock held by Katy Industries, Inc. and a decrease in accounts receivable due to normal seasonal collections.

         Inventories at March 31, 1996 increased $27.4 million primarily due to the acquisition of Rauch.

         Capital expenditures were approximately $1.4 million for the three months ended March 31, 1996. These expenditures were primarily for computer software and hardware, improvements of the Company's East Boston facility and machinery, tools and dies for the Company's manufacturing facilities. Capital expenditures were principally financed from operations.

         As a result of the Rauch acquisition, the Company assumed the borrowings of Rauch (Rauch Loan). The Rauch Loan allows long-term borrowings up to $12.8 million and short-term borrowings up to $40.0 million. Borrowings under the Rauch Loan bear interest at approximately the bank's certificate of deposit rate. The long-term portion is due in quarterly installments of $0.3 million, plus a final payment in 2000. At March 31, 1996, long-term borrowings outstanding were $12.2 million and there were no short-term borrowings outstanding. The Rauch Loan contains various covenants, the most restrictive being a limitation on leasing activities. The short-term portion of the Rauch Loan is subject to renewal on June 1, 1996; the Company plans to renew this loan.

         On March 31, 1996, credit availability under the Company's revolving credit facilities and the Rauch Loan, net of outstanding letters of credit, was $96.8 million.

         Effective April 2, 1996, Far-B Acquisition Corp. an indirect wholly-owned subsidiary of the Company (Far-B) and Lifetime Hoan Corporation (Lifetime) acquired from Farberware Inc. (Seller), a wholly-owned subsidiary of U.S. Industries, Inc., substantially all of Seller's assets, including the "Farberware" name, trademark and associated goodwill and all of Seller's other intellectual property, license agreements, inventories, tools, dies, machinery, equipment, outlet stores and other assets, but excluding, Seller's accounts receivable and certain other assets that were retained by Seller. The aggregate purchase price paid in cash by Far-B and Lifetime was $45.8 million, subject to adjustment based upon an audit of the inventory acquired. In addition, the Company, Far-B, Lifetime and Outlet Retail Stores, Inc. ("ORSI"), a wholly-owned subsidiary of Lifetime, assumed certain ongoing liabilities of the Seller. The outlet stores and certain associated assets were transferred by Seller directly to ORSI. The remaining assets were transferred to Far-B and are to be allocated pursuant to arrangements among the Company, Far-B and Lifetime. The acquisition will be accounted for under the purchase method of accounting.

         On April 16, 1996, the Company, through one of its indirect wholly-owned subsidiaries, acquired certain assets of the Silvestri division of FFSC, Inc. ("Silvestri") through the Bankruptcy Court. Silvestri is a distributor of Christmas ornaments, collectibles, lighting and trim as well as other seasonal and non-seasonal giftware and decorative accessories. The Company acquired certain assets, including without limitation, inventory, certain tools and molds, distribution equipment and intellectual property. The purchase price, subject to final adjustment, approximates $9.0 million of which $6.2 million was paid on April 16, 1996. The acquisition will be accounted for under the purchase method of accounting.

         On May 8, 1996, the Company, through one of its subsidiaries, acquired all of the outstanding common stock of C. J. Vander Ltd., a manufacturer of sterling silver flatware and sterling silver holloware in the United Kingdom. The purchase price was immaterial to the Company's condensed consolidated financial statements. The acquisition will be accounted for under the purchase method of accounting. The Company will attempt to use the C. J. Vander Ltd. acquisition to facilitate the Company's expansion into international markets.

         The Company believes that funds generated from operations, expected Rauch insurance proceeds and borrowings available under existing revolving loan facilities, will be sufficient to finance the Company's working capital requirements, planned acquisitions, provide for all known obligations of the Company (including the obligations of the Company under its operating leases) and fund planned capital expenditures for the foreseeable future.

                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         EX-10 Modification to the Amended and Restated Loan and Security Agreement dated March 28, 1996.

         EX-11    Computation of Net Income per Common Share.

         EX-21    Subsidiaries of the Registrant.

         EX-27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

   (b)   Reports on Form 8-K:

         A report on Form 8-K, reporting event dated February 15, 1996, which described the acquisition of Rauch Industries, Inc.

         A report on Form 8-K/A, reporting event dated February 15, 1996, which included the financial statements of the business acquired and pro forma information.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Syratech Corporation

Dated:  May 13, 1996

                                          /s/ E. Merle Randolph
                                          --------------------------------------
                                          E. Merle Randolph
                                          Vice President, Treasurer, and
                                          Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS

                         FILED WITH SYRATECH CORPORATION
                    REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1996

   Exhibit No

    EX-10 - Fourth Modification to the Amended and Restated Loan and Security
            Agreement dated March 28, 1996.

    EX-11 - Computation of Net Income per Common Share.

    EX-21 - Subsidiaries of the Registrant

    EX-27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.