Form 10-Q
period 1996-06-30
SYRATECH CORP
filed 1996-08-14
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---         EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

            TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---         EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ______________ TO ___________________

COMMISSION FILE NUMBER: 1-12624

                              SYRATECH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                        13-3354944
   (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

         175 MCCLELLAN HIGHWAY
       EAST BOSTON, MASSACHUSETTS                             02128-9114
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - 617-561-2200

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---    ---

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT JUNE 30, 1996- 8,676,631.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                 PAGE NO.
                                                                               --------
Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 1996
                  and December 31, 1995                                           1

                  Condensed Consolidated Income Statements for the six month
                  periods ended June 30, 1996 and 1995                            2

                  Condensed Consolidated Statements of Cash Flows for the
                  six month periods ended June 30, 1996 and 1995                  3

                  Notes to Condensed Consolidated Financial Statements            4

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             8

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders             13

Item 6.           Exhibits and Reports on Form 8-K                                14

Signature                                                                         15

                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 June 30,           December 31,
                                                                   1996                1995
                                                              ---------------     --------------
                                                                (unaudited)
                           ASSETS
Current assets:
   Cash and equivalents ......................................$         3,409     $       78,493
   Marketable securities .....................................                            30,561
   Accounts receivable, net ..................................         55,430             31,893
   Insurance receivable ......................................         20,468
   Inventories ...............................................        109,061             41,151
   Deferred income taxes .....................................          6,112              5,105
   Prepaid expenses and other ................................          2,816              1,602
   Net assets of discontinued operations .....................            105              1,834
                                                              ---------------     --------------
       Total current assets ..................................        197,401            190,639

Property, plant and equipment, net ...........................         60,404             29,560
Purchase price in excess of net assets acquired ..............          6,047
Other assets .................................................            437                367
                                                              ---------------     --------------
       Total .................................................$       264,289     $      220,566
                                                              ===============     ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ...............$        56,396     $       51,735
   Accounts payable...........................................         11,294              6,438
   Accrued expenses...........................................         12,443              4,436
   Accrued compensation.......................................          2,080              2,478
   Accrued advertising........................................          2,949              1,991
   Income taxes payable.......................................          2,522              1,511
                                                              ---------------     --------------
       Total current liabilities .............................         87,684             68,589

Deferred income taxes ........................................         18,758              3,657
Deferred compensation.........................................          2,354              1,724
Commitments and contingencies ................................

Stockholders' equity:
   Preferred stock; $.10 par value, 500,000 shares
     authorized; no shares issued or outstanding
     (135,000 shares designated Series A Preferred Stock)
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 8,676,849 and 8,667,249 shares issued in
     1996 and 1995, respectively..............................             87                 87
   Additional paid-in capital ................................          9,819              9,699
   Retained earnings .........................................        145,441            136,728
   Cumulative translation adjustment .........................            149                 85
   Less: Treasury stock; 218 shares, at cost .................             (3)                (3)
                                                              ---------------     --------------
       Total stockholders' equity ............................        155,493            146,596
                                                              ---------------     --------------
       Total .................................................$       264,289     $      220,566
                                                              ===============     ==============

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)
                      (in thousands, except per share data)

                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                        June 30,
                                                                  ----------------------------    ----------------------------
                                                                      1996           1995            1996             1995
                                                                  ------------    ------------    ------------    ------------
Net sales ........................................................$     38,592    $     29,357    $     69,858    $     56,269
Cost of sales ....................................................      28,414          21,040          50,632          40,419
                                                                  ------------    ------------    ------------    ------------
     Gross profit ................................................      10,178           8,317          19,226          15,850

Selling, general and administrative expenses .....................      11,417           6,795          20,755          14,266
Other operating income ...........................................       3,422                           3,422
                                                                  ------------    ------------    ------------    ------------
     Income from operations ......................................       2,183           1,522           1,893           1,584

Interest expense .................................................        (866)            (89)           (993)           (142)
Interest income ..................................................          44           1,704             604           1,705
Other income .....................................................      11,900                          11,900
                                                                  ------------    ------------    ------------    ------------
     Income before provision for income taxes ....................      13,261           3,137          13,404           3,147

Provision for income taxes .......................................       4,638           1,051           4,691           1,054
                                                                  ------------    ------------    ------------    ------------
     Income from continuing operations ...........................       8,623           2,086           8,713           2,093

Discontinued operations:
   Income  from discontinued operations
      of Syroco, Inc., net of income taxes of
      $1,645 .....................................................                                                       2,572
   Gain on sale of Syroco, Inc. net of
      income taxes of $16,599 ....................................                      30,451                          30,451
                                                                  ------------    ------------    ------------    ------------
     Net income ..................................................$      8,623    $     32,537    $      8,713    $     35,116
                                                                  ============    ============    ============    ============

Earnings per share:
   Continuing operations .........................................$       0.98    $       0.18    $       0.99    $       0.18
   Discontinued operations .......................................                        2.58                            2.79
                                                                  ------------    ------------    ------------    ------------
     Net income ..................................................$       0.98    $       2.76    $       0.99    $       2.97
                                                                  ============    ============    ============    ============

Weighted average common and common
   equivalent shares outstanding .................................       8,793          11,805           8,786          11,817
                                                                  ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                     SYRATECH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)

                                                                Six Months Ended June 30,
                                                              ----------------------------
                                                                  1996            1995
                                                              ------------    ------------
Cash flows from operating activities:
Net income ...................................................$      8,713    $     35,116
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization .............................       2,160           1,653
   Deferred income taxes .....................................       1,124            (432)
   Acquisition of Farberware assets ..........................      (9,500)
   Net proceeds on disposal of Farberware assets .............      13,600
   Other .....................................................         650             304
   Increase (decrease) in cash, net of effect of businesses
    acquired:
       Marketable securities .................................      30,561
       Accounts receivable ...................................     (13,818)          6,943
       Inventories ...........................................     (44,849)        (10,026)
       Prepaid expenses and other ............................         269          (1,228)
       Accounts payable and accrued expenses .................      (2,910)            418
       Income taxes payable ..................................        (654)         (3,082)
   Discontinued operations ...................................       1,729         (48,081)
                                                              ------------    ------------
Net cash used in operations ..................................     (12,925)        (18,415)
                                                              ------------    ------------
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired .............     (47,440)
Insurance claim proceeds .....................................       3,303
Net proceeds on sale of Syroco, Inc. .........................                     155,530
Purchases of property, plant and equipment ...................      (8,651)         (1,302)
Other ........................................................          51             217
                                                              ------------    ------------
Net cash (used in) provided by investing activities ..........     (52,737)        154,445
                                                              ------------    ------------
Cash flows from financing activities:
Change in revolving loan facilities ..........................      (9,224)        (12,488)
Repayment of borrowings ......................................        (300)           (586)
Other ........................................................         102            (136)
                                                              ------------    ------------
Net cash used in financing activities.........................      (9,422)        (13,210)
                                                              ------------    ------------
Net (decrease) increase in cash and equivalents ..............     (75,084)        122,820

Cash and equivalents, beginning of period ....................      78,493           1,866
                                                              ------------    ------------
Cash and equivalents, end of period...........................$      3,409    $    124,686
                                                              ============    ============

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

  In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                              Six Months Ended June 30,
                                            ----------------------------
                                               1996              1995
                                            ------------    ------------
Cash paid during the period for:
     Interest.............................. $        714    $        176
                                            ------------    ------------
     Income taxes.......................... $      3,950    $      6,495
                                            ------------    ------------



3. ACQUISITION OF PRODUCT LINES

  The purchase price, including costs of the transaction, of the Company's recent purchase of Rauch Industries, Inc. approximated $48,526. In the three months ended March 31, 1996, the Company recorded a preliminary purchase price allocation. During the three month period ended June 30, 1996, the Company reached a final settlement agreement on the insurance claim related to a fire at Rauch's manufacturing warehouse and distribution facility in 1994 and accordingly adjusted its allocation of purchase price. The adjustments were to record an insurance receivable of $20,468, to reduce purchase price in excess of net assets acquired by $17,034 and record related deferred income taxes of $9,502. The purchase price in excess of net assets acquired of $6,124 is being amortized on the straight line basis over 30 years. The results of operations of Rauch have been included with the results of the Company from February 15, 1996. The acquisition was accounted for under the purchase method of accounting.

  The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1995.

                                              Six Months Ended June 30,
                                            ----------------------------
                                               1996              1995
                                            ------------    ------------
Net sales ..................................$     70,467    $     63,162
                                            ------------    ------------
Income from continuing operations ..........$      8,198    $      1,084
                                            ------------    ------------
Net income..................................$      8,198    $     34,197
                                            ------------    ------------
Earnings per share:
   Continuing operations....................$       0.93    $       0.09
                                            ------------    ------------
   Net income...............................$       0.93    $       2.89
                                            ------------    ------------

  On April 2, 1996, the Company through its indirect wholly-owned subsidiary, Far-B Acquisition Corp. ("Far-B") together with Lifetime Hoan Corporation ("Lifetime") acquired certain assets from Farberware Inc. ("Farberware") a subsidiary of U. S. Industries, Inc. Lifetime and the Company are not affiliates of each other.

  Farberware was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by Far-B and Lifetime was $45,771. The assets acquired by the Company included the inventory, tradename, other intellectual property that related to cookware and bakeware and small electric kitchen appliances, and certain tools, dies, machinery and equipment, but excluded accounts receivable. The consideration paid by Far-B was approximately $32,611. Effective April 2, 1996, the Company through Far-B, entered into a Manufacturing Services Agreement (the "Agreement") with Farberware for transitional manufacturing services for certain finished goods previously produced by Farberware. The Company entered into the Agreement to provide continuity of product during a transition period in order to protect the strength of the Farberware name in the marketplace. The Agreement will terminate on August 29, 1996.

  Upon disposal of the existing inventory and additional inventory manufactured pursuant to the Agreement, the Company will not manufacture or sell Farberware cookware and bakeware products. Accordingly, net sales for the three and six months ended June 30, 1996 exclude sales of Farberware inventory and income of $3,422, net of certain selling, general and administrative expenses, from these sales has been recorded as other operating income.

  In a separate transaction, the Company and Far-B entered into a joint venture agreement with Lifetime. The joint venture provided for the assumption of certain license agreements between Farberware and third parties for use on a variety of products including cutlery, flatware, dinnerware, glass giftware/serveware, and glass beverageware.

  On May 3, 1996, the Company and Far-B entered into an agreement with Meyer Marketing Co. Ltd. ("Meyer") to grant and transfer certain rights in the Farberware name and certain of the intellectual property relative to cookware and bakeware products to Meyer, an existing licensee, for certain Farberware products. On June 27, 1996, Meyer was granted additional exclusive rights and license to use and exploit the Farberware name and related trademarks and certain non-exclusive rights to use and exploit other intellectual property rights in connection with the sourcing, manufacturing and distribution of cookware and bakeware products until April 30, 2196. The Company recognized non-recurring income of $11,900 from Meyer the license agreement.

  On April 16, 1996, the Company acquired finished goods inventory and intangible assets of the Silvestri product line ("Silvestri") from FFSC, Inc. for approximately $8,600. Prior to the Company's acquisition, FFSC, Inc., its parent, its subsidiaries and affiliated companies had filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). The Bankruptcy Court approved this acquisition by the Company. Silvestri products include Christmas ornaments, collectibles, lighting and trim as well as other seasonal and non-seasonal giftware and decorative accessories.

  On May 8, 1996, the Company, through one of its subsidiaries, acquired all of the outstanding common stock of C. J. Vander Limited., a manufacturer of sterling silver and silverplated flatware and holloware in Sheffield and London, England. The acquisition was accounted for under the purchase method of accounting.



4. INVENTORIES

Inventories consisted of the following:

                                                            June 30,      December 31,
                                                              1996            1995
                                                          ------------    ------------
Raw material.........................................     $     17,356    $      3,908
Work-in-process......................................           12,602           1,744
Finished goods.......................................           79,103          35,499
                                                          ------------    ------------
     Total...........................................     $    109,061    $     41,151
                                                          ============    ============

5. INCOME TAXES

  The provision for income tax expense for the six month period ended June 30, 1996 has been computed using an estimated effective tax rate for the year ended December 31, 1996.


6. NOTES PAYABLE

  The Company's Amended and Restated Loan and Security Agreement (the "Agreement") provides for maximum permitted borrowings of $60,000. As a result of the Rauch acquisition, the Company assumed the borrowings of Rauch (the "Rauch Loan"). The Rauch Loan is from the same lender as the Company's Agreement. The Rauch Loan allowed long-term borrowings up to $12,800 and short-term borrowings up to $40,000. The Company is presently negotiating a new revolving loan and security agreement that combines the two financing arrangements. The Company and the lender have agreed to a date of October 31, 1996 to have a new revolving loan and security agreement in place.

  The revolving credit facility of one of the Company's Puerto Rican subsidiaries expired on May 31, 1996. During the three month period ended June 30, 1996, the Company received a letter of commitment increasing the line from $4,000 to $10,000 and extending it to May 31, 1997. As of June 30, 1996 the Company was negotiating the final details of the line of credit. As of June 30, 1996, the amount of outstanding borrowings under the line was $651.

7. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1996. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period. During the six months ended June 30, 1996, the Company did not grant any options to purchase shares of common stock to non-employees.

  Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the six months ended June 30, 1996.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Some of the information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, competition from other manufacturers or distributors, seasonal changes in the demand for the Company's products, increases in the cost of raw materials and changes in the retail market for housewares products in general. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

  The purchase price, including costs of the transaction, of the Company's recent purchase of Rauch Industries, Inc. approximated $48.5 million. In the three months ended March 31, 1996, the Company recorded a preliminary purchase price allocation. During the three month period ended June 30, 1996, the Company reached a final settlement agreement on the insurance claim related to a fire at Rauch's manufacturing warehouse and distribution facility in 1994 and accordingly adjusted its allocation of purchase price. The adjustments were to record an insurance receivable of $20.5 million, to reduce purchase price in excess of net assets acquired by $17.0 million and record related deferred income taxes of $9.5 million. The purchase price in excess of net assets acquired of $6.1 million is being amortized on the straight line basis over 30 years. The results of operations of Rauch have been included with the results of the Company from February 15, 1996. The acquisition was accounted for under the purchase method of accounting. During the fiscal year ended December 31, 1995 net sales of Rauch were $58.9 million. The purchase was funded primarily with the net proceeds remaining from the sale of Syroco.

  On April 2, 1996, the Company through its indirect wholly-owned subsidiary, Far-B Acquisition Corp. ("Far-B") together with Lifetime Hoan Corporation ("Lifetime") acquired certain assets from Farberware Inc. ("Farberware") a subsidiary of U. S. Industries, Inc. Lifetime and the Company are not affiliates of each other.

  Farberware was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by Far-B and Lifetime was $45.8 million. The assets acquired by the Company included the inventory, tradename, other intellectual property that related to cookware and bakeware and small electric kitchen appliances, and certain tools, dies, machinery and equipment, but excluded accounts receivable. The consideration paid by Far-B was approximately $32.6 million. Effective April 2, 1996, the Company through Far-B, entered into a Manufacturing Services Agreement (the "Agreement") with Farberware for transitional manufacturing services for certain finished goods previously produced by Farberware. The Company entered into the Agreement to provide continuity of product during a transition period in order to protect the strength of the Farberware name in the marketplace. The Agreement will terminate on August 29, 1996.

  Upon disposal of the existing inventory and additional inventory manufactured pursuant to the Agreement, the Company will not manufacture or sell Farberware cookware and bakeware products. Accordingly, net sales for the three and six months ended June 30, 1996 exclude sales of Farberware inventory and income of $3.4 million net of certain selling, general and administrative expenses, from these sales has been recorded as other operating income.

  In a separate transaction, the Company and Far-B entered into a joint venture agreement with Lifetime. The joint venture provided for the assumption of certain license agreements between Farberware and third parties for use on a variety of products including cutlery, flatware, dinnerware, glass giftware/serveware, and glass beverageware.

  On May 3, 1996, the Company and Far-B entered into an agreement with Meyer Marketing Co. Ltd. ("Meyer") to grant and transfer certain rights in the Farberware name and certain of the intellectual property relative to cookware and bakeware products to Meyer, an existing licensee, for certain Farberware products. On June 27, 1996, Meyer was granted additional exclusive rights and license to use and exploit the Farberware name and related trademarks and certain non-exclusive rights to use and exploit other intellectual property rights in connection with the sourcing, manufacturing and distribution of cookware and bakeware products until April 30, 2196. The Company recognized non-recurring income of $11.9 million from the Meyer license agreement.

  On April 16, 1996, the Company purchased finished goods inventory and intangible assets of the Silvestri product line ("Silvestri") from FFSC, Inc. for approximately $8.6 million. Prior to the Company's acquisition, FFSC, Inc., its parent, its subsidiaries and affiliated companies had filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). The Bankruptcy Court approved this acquisition by the Company. Silvestri products include Christmas ornaments, collectibles, lighting and trim as well as other seasonal and non-seasonal giftware and decorative accessories.

  On May 8, 1996, the Company, through one of its subsidiaries, acquired all of the outstanding common stock of C. J. Vander Limited., a manufacturer of sterling silver and silverplated flatware and holloware in Sheffield and London, England. The acquisition was accounted for under the purchase method of accounting.

  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

  Net sales increased 31.5% to $38.6 million in the second quarter ended June 30, 1996 from $29.4 million in the second quarter of 1995. Net sales included the impact of the acquisitions of Rauch, C. J. Vander and the product line of Silvestri. However, net sales do not include Farberware products that were sold during the quarter.

  Gross profit for the second quarter ended June 30, 1996 increased 22.4% to $10.2 million from $8.3 million in the second quarter of 1995. As a percentage of net sales, the gross profit margin declined from 28.3% to 26.4% reflecting extra warehouse costs for Rauch due to the fire it experienced in 1994 and additional costs assumed in the acquisition of Silvestri.

  Selling, general and administrative expenses increased to 29.6% as a percentage of net sales to $11.4 million in the second quarter of 1996 from 23.1% as a percentage of net sales or $6.8 million in the same period of the prior year. This increase primarily reflects selling, general and administrative costs of companies acquired, selling, general and administrative costs of disposal of Farberware inventory and additional product and systems development costs which will benefit future periods. The Company's operations have become more seasonal as a result of the acquisition of Rauch and the Silvestri product line.

  Income from operations increased 43.4% to $2.2 million from $1.5 million in the second quarter of 1995. Included in income from operations for the 1996 second quarter was income, before certain selling, general and administrative expenses, of $3.4 million from the disposal of Farberware inventory. The Company expects the disposal of the Farberware inventory to continue for the remainder of 1996 and into 1997.

  Net interest expense for the three months ended June 30, 1996 was $822,000 compared to net interest income of $1.6 million in the same period a year ago. This change resulted from a reduction in invested cash used to purchase and retire 3,064,751 shares of the Company's common stock and for recent acquisitions.

  Income before the provision for income taxes for the 1996 second quarter totaled $13.3 million which included non-recurring income from the license agreement entered into with Meyer of $11.9 million, net of costs, compared to income before the provision for income taxes of $3.1 million in the 1995 second quarter. The provision for income taxes was $4.6 million for the quarter ended June 30, 1996 compared to $1.1 million for the same period of the prior year. The effective tax rate was 35% for the 1996 second quarter compared to 33.5% for the 1995 second quarter. The increase in income tax rate in 1996 is due to the proportion of income earned in tax jurisdictions with higher income tax rates.

  Net income for the three months ended June 30, 1996 was $8.6 million or $0.98 per share on 8,793,000 shares. This compares with income from continuing operations for the 1995 second quarter of $2.1 million or $0.18 per share and net income of $32.5 million or $2.76 per share, which included a non-recurring gain of $30.5 million, or $2.58 per share from the sale of Syroco, Inc. on 11,805,000 shares.

   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

  Net sales increased 24.2% to $69.9 million for the six months ended June 30, 1996 from $56.3 million for the six months ended June 30, 1995. This increase reflects the acquisition of Rauch, C. J. Vander and the Silvestri product line and increased demand for the Company's sterling and giftware products.

  Gross profit increased 21.3% to $19.2 million for the six months ended June 30, 1996 from $15.9 million for the six months ended June 30, 1995. Gross profit as a percentage of sales was 27.5% for the six months ended June 30, 1996 compared to 28.2% for the six months ended June 30, 1995. The decrease in the gross profit percentage was primarily a result of extra warehouse costs for Rauch due to the fire it experienced in 1994 and additional costs assumed in the acquisition of the Silvestri product line. The Company expects pressure on its gross profit percentage during 1996 due to the acquisition of Rauch, whose products have a gross profit margin which is lower than that of certain other product lines.

  Selling, general and administrative expenses increased to 29.7% as a percentage of net sales or $20.8 million for the six months ended June 30, 1996 from 25.4% or $14.3 million for the comparable period of 1995. The increase in selling, general and administrative expenses is due primarily to inclusion of selling, general and administrative expenses of the acquisitions; selling, general and administrative expenses related to the disposal of Farberware inventory and increased costs related to the growth in sales volume including personnel related costs, royalties, and product and systems development costs.

  Interest expense, net was $0.4 million for the six months ended June 30, 1996 compared to net interest income of $1.6 million for the six months ended June 30, 1995.

  The provision for income taxes was $4.7 million for the six months ended June 30, 1996 compared to $1.1 million for the six months ended June 30, 1995. The effective tax rate was 35% for the six month period ended June 30, 1996, compared to 33.5% for the same six month period of 1995. The increase in the income tax rate in 1996 is due to the proportion of income earned in tax jurisdictions with higher income tax rates.

  Net income for the six months ended June 30, 1996 was $8.7 million or $0.99 per share compared to income from continuing operations of $2.1 million or $0.18 per share for the same period last year. The six months ended June 30, 1996 included non-recurring income of $11.9 million, net of costs, resulting from a license agreement. Net income for the six months ended June 30, 1995 was $35.1 million or $2.97 per share. The six months of 1995 included income from discontinued operations net of income taxes of $2.6 million and the gain on sale of Syroco, Inc. of $30.5 million totaling $2.79 per share.

   ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1996. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period. During the six months ended June 30, 1996, the Company did not grant any options to purchase shares of common stock to non-employees.

  Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Cash used from operations for the six months ended June 30, 1996 was approximately $12.9 million. The primary uses of cash were increases in accounts receivable and inventories. Partially offsetting these uses was the decrease in marketable securities as a result of the repayment of temporary borrowings used to purchase for retirement the Company's stock held by Katy Industries, Inc.

  At June 30, 1996, accounts receivable increased to $55.4 million from $31.9 million at December 31, 1995. This increase is primarily the result of sales of Farberware inventory. The increase in inventory to $109.1 million at June 30, 1996 from $41.2 million at December 31, 1995, is due to recent acquisitions, including purchased Farberware inventory and to a seasonal increase in the Company's inventory in anticipation of the third and fourth quarter selling season. Production of Farberware inventory will continue through the end of August under the manufacturing services agreement the Company has with the former owner of Farberware. At June 30, 1996, the insurance receivable of $20.5 million represents amounts due from the final settlement agreement for the Rauch fire loss which occurred prior to the Company's acquisition of Rauch. This receivable, in addition to an advance payment for the claim, was recorded as an adjustment to goodwill, net of deferred taxes. The short-term borrowings at June 30, 1996 of $56.4 million is expected to be reduced using proceeds received from the continued disposal of Farberware inventory, the collection of the insurance proceeds expected in the third quarter and by third and fourth quarter collections of Farberware receivables.

  Capital expenditures were approximately $8.7 million for the six months ended June 30 , 1996. These expenditures were primarily for a warehouse in South Carolina, computer software and hardware, improvements at the Company's East Boston facility and machinery, tools and dies for the Company's manufacturing facilities. Capital expenditures were principally financed using short-term borrowings. The Company expects capital expenditures for the year ended December 31, 1996 to approximate $18.3 million including preliminary construction costs for a warehouse facility on the West Coast and a building and equipment for C.
J. Vander.

  The Company's Amended and Restated Loan and Security Agreement (the "Agreement") provides for maximum permitted borrowings of $60.0 million. As a result of the Rauch acquisition, the Company assumed the borrowings of Rauch (the "Rauch Loan"). The Rauch Loan is from the same lender as the Company's Agreement. The Rauch Loan allowed long-term borrowings up to $12.8 million and short-term borrowings up to $40.0 million. The Company is presently negotiating a new revolving loan and security agreement that combines the two financing arrangements. The Company and the lender have agreed to a date of October 31, 1996 to have a new revolving loan and security agreement in place.

  The revolving credit facility of one of the Company's Puerto Rican subsidiaries expired on May 31, 1996. During the three month period ended June 30, 1996, the Company received a letter of commitment increasing the line from $4.0 million to $10.0 million and extending it to May 31, 1997. As of June 30, 1996 the Company was negotiating the final details of the line of credit. As of June 30, 1996, the amount of outstanding borrowings under the line was $0.7 million.

  On June 30, 1996, borrowings and credit availability under the Company's Agreement, the Rauch Loan and the Puerto Rican subsidiary's line totaled $56.4 million and $35.3 million, respectively.

  The Company believes that funds generated from operations, the Rauch insurance proceeds and borrowings available under existing revolving loan facilities, will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under its operating leases) and fund planned capital expenditures for the foreseeable future.

                            PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders was held on May 9, 1996, in Boston, Massachusetts, at which three matters were submitted to a vote of the stockholders:


         (a) Votes cast for or withheld regarding the election of four Class II directors to hold office until the 1999 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified were as follows:

         ..                                 FOR              WITHHELD

             Irwin Chafetz                 6,192,527          10,857
             Jerry R. Jacob                6,192,526          10,858
             Alan Perlman                  6,192,527          10,857
             Peter D. Rauch                6,192,527          10,857


         (b) Votes cast for or against and the number of abstentions regarding the proposal to approve and adopt the 1995 Key Employees' Stock Option Plan were as follows:

                  6,196,786           FOR
                      1,004           AGAINST
                      5,594           ABSTAIN

         (c) Votes cast for or against and the number of abstentions regarding the ratification of the appointment of Deloitte & Touche LLP as auditors of the financial statements of the corporation and its consolidated subsidiaries for the fiscal year ending December 31, 1996 were as follows:

                  5,439,261           FOR
                     65,923           AGAINST
                      7,643           ABSTAIN

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         EX-10-1 Letter Agreement between Banco Popular de Puerto Rico and Wallace International de PR, Inc. dated May 31, 1996.

         EX-10-2 Letter Agreement between NationsBank, N.A. and Rauch Industries, Inc. dated May 31, 1996.

         EX-10-3 Fifth Modification dated as of July 1, 1996 to Amended and Restated Loan and Security Agreement dated as of November 30, 1994.

         EX-10-4 Amendment No. 1 dated as of July 1, 1996 to Loan Agreement dated as of May 31, 1995 between Rauch Industries, Inc. and NationsBank, N.A. (South).

         EX-11    Computation of Net Income per Common Share.

         EX-27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


   (b)   Reports on Form 8-K:

         A report on Form 8-K, reporting event dated April 2, 1996, which described the purchase of Farberware Inc.

         A report on Form 8-K, reporting event dated April 16, 1996, which described the purchase of Silvestri.

         A report on Form 8-K/A, dated April 26, 1996, reporting event dated February 15, 1996, which included the financial statements of Rauch Industries, Inc. and the pro forma financial information.

         A report on Form 8-K, reporting event dated June 27, 1996, which described the Meyer License Agreement.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Syratech Corporation

Dated:  August 14, 1996
                                         /s/ E. Merle Randolph
                                         --------------------------------------
                                         E. Merle Randolph
                                         Vice President, Treasurer, and
                                         Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS

                         FILED WITH SYRATECH CORPORATION
                    REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 1996

   Exhibit No
   ----------
         EX-10-1 Letter Agreement between Banco Popular de Puerto Rico and Wallace International de PR, Inc. dated May 31, 1996.

         EX-10-2 Letter Agreement between NationsBank, N.A. and Rauch Industries, Inc. dated May 31, 1996.

         EX-10-3 Fifth Modification dated as of July 1, 1996 to Amended and Restated Loan and Security Agreement dated as of November 30, 1994.

         EX-10-4 Amendment No. 1 dated as of July 1, 1996 to Loan Agreement dated as of May 31, 1995 between Rauch Industries, Inc. and NationsBank, N.A. (South).

         EX-11    Computation of Net Income per Common Share.

         EX-27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.