Form 10-Q
period 1996-09-30
SYRATECH CORP
filed 1996-11-13
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________


Commission File Number: 1-12624
                        -------


                              SYRATECH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          13-3354944
   ---------------------------------                         -------------------
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

         175 MCCLELLAN HIGHWAY
       EAST BOSTON, MASSACHUSETTS                                02128-9114
----------------------------------------                         ----------
(Address of  principal executive office)                         (Zip Code)


Registrant's telephone number, including area code - 617-561-2200
                                                     ------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X     NO
                                                -----     -----


Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at September 30, 1996-8,676,631.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets at September 30, 1996
           and December 31, 1995                                            1

           Condensed Consolidated Income Statements for the three and
           nine months periods ended September 30, 1996 and 1995            2

           Condensed Consolidated Statements of Cash Flows for the
           nine month periods ended September 30, 1996 and 1995             3

           Notes to Condensed Consolidated Financial Statements             4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 15

Signature                                                                   16

                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     September 30,     December 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                      (unaudited)

                       ASSETS

Current assets:
   Cash and equivalents ..........................................     $  9,532          $ 78,493
   Marketable securities .........................................                         30,561
   Accounts receivable, net ......................................      117,199            31,893
   Inventories ...................................................      105,297            41,151
   Deferred income taxes .........................................        8,193             5,105
   Prepaid expenses and other ....................................        1,737             1,602
   Net assets of discontinued operations .........................          105             1,834
                                                                       --------          --------
       Total current assets ......................................      242,063           190,639

Property, plant and equipment, net ...............................       60,831            29,560
Purchase price in excess of net assets acquired ..................        6,994
Other assets .....................................................          461               367
                                                                       --------          --------
       Total .....................................................     $310,349          $220,566
                                                                       ========          ========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving loan facilities and notes payable ...................     $ 82,155          $ 51,735
   Accounts payable ..............................................       16,586             6,438
   Accrued expenses ..............................................       14,392             4,436
   Accrued compensation ..........................................        3,256             2,478
   Accrued advertising ...........................................        4,779             1,991
   Income taxes payable ..........................................        2,209             1,511
                                                                       --------          --------
       Total current liabilities .................................      123,377            68,589

Deferred income taxes ............................................       18,795             3,657
Deferred compensation ............................................        2,668             1,724
Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.10 par value, 500,000 shares
     authorized; no shares issued or outstanding
     (135,000 shares designated Series A Preferred Stock)
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 8,676,631 and 8,667,249 shares issued in
     1996 and 1995, respectively .................................           87                87
   Additional paid-in capital ....................................        9,835             9,699
   Retained earnings .............................................      155,447           136,728
   Cumulative translation adjustment .............................          143                85
   Less: Treasury stock; 218 shares, at cost .....................           (3)               (3)
                                                                       --------          --------
       Total stockholders' equity ................................      165,509           146,596
                                                                       --------          --------
       Total .....................................................     $310,349          $220,566
                                                                       ========          ========


            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                     September 30,
                                                          ------------------------         -------------------------
                                                            1996             1995            1996              1995
                                                          --------         -------         --------         --------

Net sales ............................................    $112,869         $62,350         $182,727         $118,619
Cost of sales ........................................      79,671          44,875          130,303           85,294
                                                          --------         -------         --------         --------
     Gross profit ....................................      33,198          17,475           52,424           33,325

Selling, general and administrative expenses .........      18,406           9,738           39,161           24,004
Other operating income ...............................       1,635                            5,057
                                                          --------         -------         --------         --------
     Income from operations ..........................      16,427           7,737           18,320            9,321

Interest expense .....................................      (1,090)            (70)          (2,083)            (212)
Interest income ......................................          58           1,709              662            3,414
Other income .........................................                                       11,900
                                                          --------         -------         --------         --------
     Income before provision for income taxes ........      15,395           9,376           28,799           12,523

Provision for income taxes ...........................       5,389           3,235           10,080            4,289
                                                          --------         -------         --------         --------
     Income from continuing operations ...............      10,006           6,141           18,719            8,234

Discontinued operations:
   Income  from discontinued operations
      of Syroco, Inc., net of income taxes of
      $1,645 .........................................                                                         2,572
   Gain on sale of Syroco, Inc  net of
      income taxes of $16,599 ........................                                                        30,451
                                                          --------         -------         --------         --------
     Net income ......................................    $ 10,006         $ 6,141         $ 18,719         $ 41,257
                                                          ========         =======         ========         ========

Earnings per share:
   Continuing operations .............................    $   1.14         $  0.52         $   2.13         $   0.70
   Discontinued operations ...........................                                                          2.79
                                                          --------         -------         --------         --------
     Net income ......................................    $   1.14         $  0.52         $   2.13         $   3.49
                                                          ========         =======         ========         ========

Weighted average common and common
   equivalent shares outstanding .....................       8,770          11,803            8,781           11,814
                                                          ========         =======         ========         ========




            See notes to condensed consolidated financial statements.

                     SYRATECH CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   (IN THOUSANDS)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                            1996                  1995
                                                                          --------              ---------

Cash flows from operating activities:
Net income .........................................................      $ 18,719              $ 41,257
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization ...................................         3,424                 2,426
   Deferred income taxes ...........................................          (920)               (1,065)
   Acquisition of Farberware assets ................................        (9,500)
   Disposal of Farberware assets ...................................        13,600
   Other ...........................................................         1,480                   569
   Increase (decrease) in cash, net of effect of businesses
     acquired:
       Marketable securities .......................................        30,561
       Accounts receivable .........................................       (75,604)              (10,351)
       Inventories .................................................       (41,222)               (8,613)
       Prepaid expenses and other ..................................           848                (1,086)
       Accounts payable and accrued expenses .......................         7,488                 3,705
       Income taxes payable ........................................          (967)                1,125
   Discontinued operations .........................................         1,729               (49,460)
                                                                          --------              --------
Net cash used in operations ........................................       (50,364)              (21,493)
                                                                          --------              --------

Cash flows from investing activities:
Acquisitions of businesses,  net of cash acquired ..................       (48,540)
Insurance claim proceeds ...........................................        23,771
Net proceeds on sale of Syroco, Inc. ...............................                             133,931
Purchases of property, plant and equipment .........................       (10,161)               (1,645)
Other ..............................................................             4                   209
                                                                          --------              --------
Net cash (used in) provided by investing activities ................       (34,926)              132,495
                                                                          --------              --------

Cash flows from financing activities:
Change in revolving loan facilities ................................        16,537               (14,349)
Repayment of borrowings ............................................          (300)                 (875)
Other ..............................................................            92                   (26)
                                                                          --------              --------
Net cash provided by (used in) financing activities ................        16,329               (15,250)
                                                                          --------              --------

Net (decrease) increase in cash and equivalents ....................       (68,961)               95,752

Cash and equivalents, beginning of period ..........................        78,493                 1,866
                                                                          --------              --------
Cash and equivalents, end of period ................................      $  9,532              $ 97,618
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

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                1996                    1995
                                               -------                -------

Cash paid during the period for:
     Interest..............................    $ 1,126                $   212
                                               -------                -------
     Income taxes..........................    $11,634                $22,757
                                               -------                -------


3. ACQUISITION OF PRODUCT LINES

   On February 15, 1996, the Company, through an indirect wholly owned subsidiary, acquired the outstanding shares of Rauch Industries, Inc. ("Rauch") for approximately $49,626 including costs of the transaction. The acquisition was accounted for under the purchase method of accounting, and the results of operations of Rauch have been included with the results of the Company from February 15, 1996. The purchase price in excess of net assets acquired of $7,224 is being amortized on the straight line basis over 30 years. Rauch is a leading domestic manufacturer and marketer of Christmas and other seasonal products, in particular glass and satin tree ornaments. During 1996, the Company received $23,771 ($20,468 in the three months ended September 30, 1996) in connection with an insurance claim relating to a 1994 fire at Rauch.

   The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1995.

                                                Nine Months Ended      Year Ended
                                                   September 30,      December 31,
                                              ---------------------   ------------
                                                1996         1995         1995
                                              --------     --------     --------

Net sales ...............................     $183,336     $151,459     $228,439
                                              --------     --------     --------
Income from continuing operations .......     $ 18,059     $  4,791     $ 10,404
                                              --------     --------     --------
Net income ..............................     $ 18,059     $ 37,814     $ 43,407
                                              --------     --------     --------

Earnings per share:
   Continuing operations ................     $   2.06     $   0.41     $   0.88
                                              --------     --------     --------
   Net income ...........................     $   2.06     $   3.20     $   3.67
                                              --------     --------     --------

   On April 2, 1996, the Company, through its indirect wholly-owned subsidiary, Far-B Acquisition Corp. ("Far-B"), together with Lifetime Hoan Corporation ("Lifetime") acquired certain assets from Farberware Inc. ("Farberware Inc."), a subsidiary of U.S. Industries, Inc. The Company and Lifetime are not affiliates.

   Farberware Inc. was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by Far-B and Lifetime was $45,771, subject to adjustment. The amount of the adjustment is being disputed; approximately $2,500 is at issue, of which approximately $2,300 relates to inventory acquired by the Company. The assets acquired by the Company included certain of the inventory, the tradename "Farberware" and the intellectual property (including the intellectual property that relates to cookware and bakeware and electric products other than major kitchen appliances) and certain tools and dies and machinery and equipment. The consideration paid by Far-B was approximately $32,611, subject to adjustment, the amount of which is, as noted above, being disputed. Effective April 2, 1996, the Company, through Far-B, entered into a manufacturing services agreement with Farberware Inc. for transitional manufacturing services for certain finished goods previously produced by Farberware Inc. The Company entered into the manufacturing services agreement in part to provide continuity of product during a transition period in order to protect the strength of the Farberware name in the marketplace. The manufacturing services agreement has terminated.

   Upon disposal of the existing inventory, the Company will not manufacture or sell Farberware cookware and bakeware products or noncommercial electric products. Accordingly, net sales for the nine months ended September 30, 1996 exclude sales of Farberware inventory, and $5,057, net of certain selling, general and administrative expenses, from these sales has been recorded as other operating income.

   In a separate transaction, the Company and Far-B entered into an agreement with Lifetime, which provided for the allocation between them of the assets acquired from Farberware Inc., the granting of a long-term license to Lifetime for use of the Farberware name in connection with an extensive list of products, the granting to Lifetime of long-term exclusive rights to operate Farberware outlet stores, the reservation of certain exclusive rights to Far-B (including exclusive rights to use of the Farberware name for corporate purposes and for the marketing of cookware and bakeware products as well as electric products) and for the future formation of a joint venture to administer certain licensing rights.

   On June 27, 1996, the Company's Farberware Inc. subsidiary (formerly Far-B) ("Farberware") entered into a license agreement with Meyer Marketing Co. Ltd. ("Meyer") pursuant to which Meyer was granted for a term of 200 years (i) an exclusive worldwide license to use and exploit the Farberware name and certain related intellectual property rights in connection with the sourcing, manufacture and distribution of cookware and bakeware products for home use and commercial, industrial and institutional size pots, pans and roasters, and (ii) non-exclusive (shared) rights to use certain Farberware technology and other intellectual property. For such grant, Meyer made a one-time payment to the Company of $25,500, which resulted in recognition by the Company of $11,900 of non-recurring income. On July 12, 1996, Farberware granted to a major retail chain the exclusive license to use and exploit the Farberware name and related intellectual property in connection with the sourcing, manufacture, marketing and sale of certain electric products for annual royalty payments. On October 25, 1996 Farberware Inc. granted to FCI Corp. a license to use and exploit the Farberware name in connection with the sourcing, manufacturing, marketing and sale of certain commercial products (defined as six specified commercial urns and one specified commercial convection oven plus cookware, bakeware and electric products developed by the Licensee solely and exclusively for commercial, industrial or institutional use with the prior written approval of Farberware) for the payment of annual royalties.

   On April 16, 1996, the Company purchased finished goods inventory and intangible assets of the Silvestri division of FFSC, Inc. ("Silvestri") for approximately $8,600. Prior to the Company's purchase of such assets, FFSC, Inc., its subsidiaries and affiliated companies had filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). The Bankruptcy Court approved this acquisition by the Company. Silvestri products include Christmas ornaments, collectibles, lighting and trim as well as other seasonal and nonseasonal giftware and decorative accessories.

   The Corporation has given a Guaranty (limited to $4,000), dated as of May 21, 1996, of the obligations of FF Holding Company, FFSC, Inc. and certain related entities to The CIT Group/Business Credit, Inc. under a certain debtor in possession financing agreement dated May 21, 1996 and, at the request of the Company, NationsBank N.A. (South) has issued its letter of credit, dated May 21, 1996 in the amount of $4,000 to CIT Group/Business Credit, Inc. to secure the Company's aforesaid guaranty.

   On May 8, 1996, the Company, through one of its subsidiaries, acquired all of the outstanding common stock of C.J. Vander Ltd., a manufacturer of sterling silver and silverplated flatware and hollowware in Sheffield and London, England. The purchase price was immaterial to the Company's consolidated financial statements. The acquisition was accounted for under the purchase method of accounting.

4. INVENTORIES

Inventories consisted of the following:

                                                  September 30,       December 31,
                                                      1996                1995
                                                  -------------       ------------

Raw material ...........................            $ 12,035            $ 3,908
Work-in-process ........................               7,683              1,744
Finished goods .........................              85,579             35,499
                                                    --------            -------
     Total .............................            $105,297            $41,151
                                                    ========            =======


5. INCOME TAXES

   The provision for income tax expense for the nine month period ended September 30, 1996 has been computed using an estimated effective tax rate for the year ended December 31, 1996.

6. NOTES PAYABLE

   The Company's Amended and Restated Loan and Security Agreement (the "Company Loan Agreement") provides for maximum permitted borrowings of $60,000, an interest rate at the bank's prime rate less .25% (8.25% at December 31, 1995), and an option to borrow at 1.5% over the Eurodollar rate (7.15625%, 30 day Eurodollar rate, at December 31, 1995). The weighted average interest rate on borrowings outstanding under this facility for the year ended December 31, 1995 was 8.32%. The Company Loan Agreement expires on November 30, 1997. At December 31, 1995, there were no borrowings outstanding under the Company Loan Agreement, and at September 30, 1996, $45,399 was outstanding. The credit availability (net of letters of credit outstanding) under this agreement was $53,808 at December 31, 1995. Borrowings are collateralized by substantially all of the assets of the Company and its subsidiaries with the exception of Rauch, Farberware, Silvestri and C. J. Vander. The Company Loan Agreement restricts the payment of cash dividends to 33-1/3% of net income for the prior year. In addition, it limits repurchases of the Company's outstanding capital stock and capital expenditures, and contains covenants which require, among other things, minimum levels of consolidated tangible net worth and the maintenance of certain financial ratios. In December 1995, the restriction to repurchase outstanding capital stock was modified to allow the Company to repurchase all of the 3,064,751 shares of the Company's stock owned by affiliates of Katy Industries, Inc. (the "Katy Stock Repurchase"). The agreement was modified in December 1995 to permit the acquisition of Rauch referred to in Note 2. During 1996, further modifications were made to permit the Farberware, Silvestri and C.J. Vander acquisitions. At December 31, 1995, the Company had $15,400 of unrestricted retained earnings available for payment of cash dividends.

   As a result of the Rauch acquisition, the Company assumed the borrowings of Rauch (the "Rauch Loan"). The Rauch Loan is from the same lender as the Company Loan Agreement. During 1996, the Rauch Loan was modified to permit the continuation of the Rauch Loan under the company Loan Agreement. The Rauch Loan allowed long-term borrowings up to $12,800 and short-term borrowings up to $40,000. On September 30, 1996, there was $34,875 outstanding under the Rauch Loan. Effective October 31, 1996, the Company and the lender entered into an agreement that extended certain modifications previously agreed upon by the lender, added Rauch, Farberware and Silvestri as borrowers and limited total borrowings, including amounts reserved for drawings on letters of credit, to $100,000 through December 31, 1996 and thereafter to $60,000 until the earlier of April 30, 1997 or the completion of refinancing contemplated with respect to the Agreement and Plan of Merger with THL Transaction I Corp. (Note 8). The Rauch long-term loan was paid on October 31, 1996.

   In July 1996, the interest rate on the Company Loan Agreement and the Rauch Loan was set at the bank's prime rate less .75% and borrowings under the Eurodollar rate option was set at 1.0% over the Eurodollar rate.

   One of Wallace's Puerto Rican subsidiaries has a revolving credit facility (the "Facility") which provides for borrowings up to a maximum of $4,000. Interest on borrowings is charged at the bank's prime rate (8.50% at December 31, 1995). The weighted average interest rate on borrowings outstanding under this Facility for the year ended December 31, 1995 was 8.33%. There were no borrowings outstanding under the Facility at December 31, 1995. At September 30, 1996, $1,881 was outstanding under the Facility. The credit availability under the Facility was $4,000 at December 31, 1995. Borrowings are uncollateralized; however, the pledge of assets owned by one of the subsidiaries as collateral for other loans is prohibited. Borrowings under the Facility are guaranteed by the Company and cross-guaranteed by certain other subsidiaries. The Facility expired on May 30, 1996; however, the Company received a letter of commitment increasing the line from $4,000 to $10,000, lowering the interest rate to the bank's prime rate minus .30% or the Eurodollar rate plus 1.70% and extending it to May 31, 1997. As of September 30, 1996, the Company was negotiating the final details of the line of credit. On October 15, 1996, the Puerto Rican subsidiary and the lender entered into an Amended and Restated Line of Credit Agreement increasing the facility to $10,000 and renewing it to May 31, 1997.

   At September 30, 1996, the Company had $16,687 of credit availability, net of $16,758 of letters of credit outstanding, under the Company's revolving credit facilities.

7. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1996. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period. During the nine months ended September 30, 1996, the Company did not grant any options to purchase shares of common stock to non-employees.

   Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the nine months ended September 30, 1996.

8. SUBSEQUENT EVENT

   On October 23, 1996, the Company and THL Transaction I Corp., a company organized and controlled by affiliates of Thomas H. Lee Company, entered into an Agreement and Plan of Merger pursuant to which THL Transaction I Corp. will be merged into the Company (the "Merger"). Pursuant to the transaction, stockholders of the Company will receive $32 in cash per share or may elect to receive a portion of their consideration by retaining stock of the surviving entity.

   Upon consummation of the Merger, assuming shareholders were to exercise their option to retain stock in full, the Company would have, as of September 30, 1996, outstanding debt of approximately $262,500. If shareholders do not exercise their option to retain stock, the Company would have outstanding debt of approximately $287,500. The transaction is expected to close in the first quarter of 1997. It is intended that the transaction will be accounted for as a recapitalization.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Some of the information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, competition from other manufacturers or distributors, seasonal changes in the demand for the Company's products, increases in the cost of raw materials and changes in the retail market for tabletop, giftware and seasonal products in general. For additional information concerning these and other important factors that may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

   RECENT TRANSACTIONS

   Rauch Industries, Inc.

   On February 15, 1996, the Company, through an indirect wholly owned subsidiary, acquired the outstanding shares of Rauch for approximately $49.6 million, including costs of the transaction. The acquisition was accounted for under the purchase method of accounting, and the results of operations of Rauch have been included with the results of the Company from February 15, 1996. The purchase price in excess of net assets acquired of $7.2 million is being amortized on the straight line basis over 30 years. During 1996, the Company received $23.8 million ($20.5 million in the third quarter of 1996) in connection with an insurance claim relating to a 1994 fire at Rauch. During the fiscal year ended December 31, 1995, net sales of Rauch were $58.9 million.

   Farberware

   On April 2, 1996, the Company, through its indirect wholly owned subsidiary, Far-B Acquisition Corp. ("Far-B"), together with Lifetime Hoan Corporation ("Lifetime"), acquired certain assets from Farberware Inc., a subsidiary of U.S. Industries, Inc. Lifetime and the Company are not affiliates.

   Farberware Inc. was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by Far-B and Lifetime was $45.8 million, subject to adjustment. The amount of the adjustment is being disputed; approximately $2.5 million is at issue, of which approximately $2.3 million relates to inventory acquired by the Company. The assets acquired by the Company included certain of the inventory, the tradename "Farberware" and the intellectual property (including the intellectual property that relates to cookware and bakeware and electric products other than major kitchen appliances) and certain tools and dies and machinery and equipment. The consideration paid by Far-B was approximately $32.6 million, subject to adjustment, the amount of which is, as noted above, being disputed. Effective April 2, 1996, the Company, through Far-B, entered into a manufacturing services agreement with Farberware Inc. for transitional manufacturing services for certain finished goods previously produced by Farberware Inc. The Company entered into the manufacturing services agreement in part to provide continuity of product during a transition period in order to protect the strength of the Farberware name in the marketplace. The manufacturing services agreement has terminated.

   In a separate transaction, the Company and Far-B entered into an agreement with Lifetime, which provided for the allocation between them of the assets acquired from Farberware, Inc., the granting of a long-term license to Lifetime for use of the Farberware name in connection with an extensive list of products, the granting to Lifetime of long-term exclusive rights to operate Farberware outlet stores, the reservation of certain exclusive rights to Far-B (including exclusive rights to use of the Farberware name for corporate purposes and for the marketing of cookware and bakeware products as well as electric products) and for the future formation of a joint venture to administer certain licensing rights.

   Upon disposal of the existing inventory, the Company will not manufacture or sell Farberware cookware and bakeware products or noncommercial electric products. Accordingly, net sales for the nine months ended September 30, 1996 exclude sales of Farberware inventory, and $5.1 million, net of certain selling, general and administrative expenses, from these sales has been recorded as other operating income.

   On June 27, 1996, the Company's Farberware Inc. subsidiary (formerly Far-B) ("Farberware") entered into a license agreement with Meyer Marketing Co. Ltd. ("Meyer") pursuant to which Meyer was granted for a term of 200 years (i) an exclusive worldwide license to use and exploit the Farberware name and certain related intellectual property rights in connection with the sourcing, manufacture and distribution of cookware and bakeware products for home use and commercial, industrial and institutional size pots, pans and roasters, and (ii) non-exclusive (shared) rights to use certain Farberware technology and other intellectual property. For such grant, Meyer made a one-time payment to the Company of $25.5 million, which resulted in recognition by the Company of $11.9 million of non-recurring income. On July 12, 1996, Farberware granted to a major retail chain the exclusive license to use and exploit the Farberware name and related intellectual property in connection with the sourcing, manufacture, marketing and sale of certain electric products for annual royalty payments. On October 25, 1996 Farberware Inc. granted to FCI Corp. a license to use and exploit the Farberware name in connection with the sourcing, manufacturing, marketing and sale of certain commercial products (defined as six specified commercial urns and one specified commercial convection oven plus cookware, bakeware and electric products developed by the Licensee solely and exclusively for commercial, industrial or institutional use with the prior written approval of Farberware) for the payment of annual royalties.

   Silvestri

   On April 16, 1996, the Company purchased finished goods inventory and intangible assets of the Silvestri division of FFSC, Inc. for approximately $8.6 million. Prior to the Company's purchase of such assets, FFSC, Inc., its subsidiaries and affiliated companies had filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). The Bankruptcy Court approved this acquisition by the Company. Silvestri products include Christmas ornaments, collectibles, lighting and trim as well as other seasonal and nonseasonal giftware and decorative accessories.

   The Corporation has given a Guaranty (limited to $4 million), dated as of May 21, 1996, of the obligations of FF Holding Company, FFSC, Inc. and certain related entities to The CIT Group/Business Credit, Inc. under a certain debtor in possession financing agreement dated May 21, 1996 and, at the request of the Company, NationsBank N.A. (South) has issued its letter of credit, dated May 21, 1996 in the amount of $4 million to CIT Group/Business Credit, Inc. to secure the Company's aforesaid guaranty.

   C.J. Vander

   On May 8, 1996, the Company, through one of its subsidiaries, acquired all of the outstanding common stock of C.J. Vander, a manufacturer of sterling silver and silverplated flatware and hollowware in Sheffield and London, England. The purchase price was immaterial to the Company's consolidated financial statements. The acquisition was accounted for under the purchase method of accounting.

   Syroco

   On April 11, 1995, pursuant to an agreement entered into on March 28, 1995, the Company, through its subsidiary, Syratech Holding Corporation, sold Syroco, Inc. ("Syroco"). The net proceeds received after costs of the sale and income taxes were $133.9 million. On September 25, 1995, the Company reached a final settlement regarding the sale of Syroco. Under the terms of the settlement, the Company reacquired certain assets and reassumed certain liabilities of Syroco which have been recorded at their estimated net fair value amounting to $1.8 million at December 31, 1995. The Company does not expect that the liquidation of these assets or the ultimate resolution of the reassumed liabilities will have a material effect on the previously recognized gain on disposal. The sale resulted in the discontinuation of the Company's casual furniture and accessories business and resulted in an after tax gain on disposal of $30.5 million which was recognized in the second quarter of 1995. The assets and liabilities relating to the discontinued business are included in the caption, net assets of discontinued operations, in the Consolidated Balance Sheets at December 31, 1994 and 1995 and at September 30, 1996. The results of operations for the discontinued segment are included in discontinued operations in the Consolidated Income Statements and Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995 and the nine months ended September 30, 1995 and 1996.

   AGREEMENT AND PLAN OF MERGER

   On October 23, 1996, the Company and THL Transaction I Corp., a company organized and controlled by affiliates of Thomas H. Lee Company, entered into an Agreement and Plan of Merger pursuant to which THL Transaction I Corp. will be merged into the Company. Pursuant to the transaction, stockholders of the Company will receive $32 in cash per share or may elect to receive a portion of their consideration by retaining stock of the surviving entity.

   THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

   Net sales increased 81.0% to $112.9 million for the three months ended September 30, 1996 from $62.4 million for the three months ended September 30, 1995. Excluding the impact of acquisitions of businesses and product line completed in 1996, net sales increased 11.0%. This increase reflects primarily increased sales volume of the Company's sterling silver flatware and certain tabletop and giftware.

   Gross profit increased 90.0% to $33.2 million for the three months ended September 30, 1996 from $17.5 million for the three months ended September 30, 1995. Gross profit as a percentage of sales was 29.4% for the three months ended September 30, 1996 compared to 28.0% for the three months ended September 30, 1995. The increase in the gross profit percentage was primarily a result of the acquisition of the high end Silvestri seasonal product line and improved gross profit margin on the Company's giftware product line.

   Selling, general and administrative expenses increased to 16.3% as a percentage of net sales or $18.4 million for the three months ended September 30, 1996 from 15.6% or $9.7 million for the comparable period of 1995. The increase in selling, general and administrative expenses is due primarily to inclusion of selling, general and administrative expenses of Rauch, Silvestri and C.J. Vander; selling, general and administrative expenses related to the disposal of Farberware inventory and increased costs related to the growth in sales volume including personnel related costs and royalties.

   Income from operations increased 112.3% to $16.4 million from $7.7 million in the three months ended September 30, 1995. Included in income from operations for the three months ended September 30, 1996 was income of $1.6 million, net of certain selling, general and administrative expenses, from the disposal of Farberware inventory. The Company expects the disposal of the Farberware inventory to continue for the remainder of 1996 and into 1997.

   Interest expense, net, was $1.0 million for the three months ended September 30, 1996 compared to net interest income of $1.6 million for the three months ended September 30, 1995. This change resulted from a reduction in invested cash used to purchase and retire 3,064,751 shares of the Company's Common Stock, for recent acquisitions and seasonal working capital needs.

   The provision for income taxes was $5.4 million for the three months ended September 30, 1996 compared to $3.2 million for the three months ended September 30, 1995. The effective tax rate was 35.0% for the three months ended September 30, 1996, compared to 34.5% for the comparable three months of 1995. The increase in the effective income tax rate in 1996 is due to the higher proportion of income earned in tax jurisdictions with higher income tax rates.

   Net income for the three months ended September 30, 1996 was $10.0 million or $1.14 per share on 8,770,000 shares compared to net income of $6.1 million or $0.52 per share on 11,803,000 shares for the same period last year.

   NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

   Net sales increased 54.0% to $182.7 million for the nine months ended September 30, 1996 from $118.6 million for the nine months ended September 30, 1995. Excluding the impact of acquisitions completed in 1996, net sales increased 9.5%. This increase reflects primarily increased sales of the Company's sterling silver flatware and certain tabletop and giftware.

   Gross profit increased 57.3% to $52.4 million for the nine months ended September 30, 1996 from $33.3 million for the nine months ended September 30, 1995. Gross profit as a percentage of sales was 28.7% for the nine months ended September 30, 1996 compared to 28.1% for the nine months ended September 30, 1995. The increase in the gross profit percentage was primarily a result of the acquisition of the Silvestri product line and improved gross profit margin on the Company's giftware product line. The Company expects pressure on its gross profit percentage during 1996 (and possibly thereafter) due to the acquisition of Rauch, which historically has had gross profit margins that have been lower than those of certain other product lines.

   Selling, general and administrative expenses increased to 21.4% as a percentage of net sales or $39.2 million for the nine months ended September 30, 1996 from 20.2% or $24.0 million for the comparable period of 1995. The increase in selling, general and administrative expenses is due primarily to inclusion of selling, general and administrative expenses of Rauch and Silvestri; selling, general and administrative expenses related to the disposal of Farberware inventory and increased costs related to the growth in sales volume including personnel related costs, royalties and product and systems development costs.

   Income from operations increased 96.5% to $18.3 million from $9.3 million in the nine months ended September 30, 1995. Included in income from operations for the nine months ended September 30, 1996 was income of $5.1 million, net of certain selling, general and administrative expenses, from the disposal of Farberware inventory. The Company expects the disposal of the Farberware inventory to continue for the remainder of 1996 and into 1997.

   Interest expense, net, was $1.4 million for the nine months ended September 30, 1996 compared to net interest income of $3.2 million for the nine months ended September 30, 1995. This change resulted from a reduction in invested cash used to purchase and retire 3,064,751 shares of the Company's Common Stock, for recent acquisitions and seasonal working capital needs.

   The provision for income taxes was $10.1 million for the nine months ended September 30, 1996 compared to $4.3 million for the nine months ended September 30, 1995. The effective tax rate was 35.0% for the nine months ended September 30, 1996, compared to 34.2% for the comparable nine months of 1995. The increase in the effective income tax rate in 1996 is due to the higher proportion of income earned in tax jurisdictions with higher income tax rates.

   Net income for the nine months ended September 30, 1996, all of which was from continuing operations, was $18.7 million or $2.13 per share compared to income from continuing operations of $8.2 million or $0.70 per share for the same period last year. The nine months ended September 30, 1996 included non-recurring pre-tax income of $11.9 million, net of costs, resulting from a license agreement. Net income for the nine months ended September 30, 1995 was $41.3 million or $3.49 per share. The nine months of 1995 included income from discontinued operations, net of income taxes, of $2.6 million and the gain on sale of Syroco, Inc. of $30.5 million totaling $2.79 per share.

ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1996. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period. During the nine months ended September 30, 1996, the Company did not grant any options to purchase shares of common stock to non-employees.

   Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   On March 28, 1995, the Company sold its casual furniture and accessories business to Marley plc for net proceeds of $133.9 million after transaction costs and income taxes. The Company has used the net proceeds from the sale of Syroco for working capital requirements to grow its existing business, to effect the Katy Stock Repurchase and to make several acquisitions in 1996.

   Net cash used in operating activities for the nine months ended September 30, 1996 was approximately $50.4 million. The primary uses of cash were seasonal and acquisition related increases in accounts receivable and inventories. Partially offsetting these uses was the decrease in marketable securities as a result of the repayment of temporary borrowings used to effect the Katy Stock Repurchase.

   At September 30, 1996, accounts receivable increased to $117.2 million from $31.9 million at December 31, 1995. This increase is primarily the result of sales of Farberware inventory, seasonality, the recent acquisitions and increased sales volume in the tabletop and giftware product lines. The increase in inventory from $41.2 million at December 31, 1995 to $105.3 million at September 30, 1996 is due to recent acquisitions, including purchased Farberware inventory, and to a seasonal increase in the Company's inventory in anticipation of the fourth quarter selling season. During 1996, $23.8 million was collected from the final settlement agreement for the Rauch fire loss which occurred prior to the Company's acquisition of Rauch.

   Capital expenditures were approximately $10.2 million for the nine months ended September 30, 1996. These expenditures were primarily for a warehouse in South Carolina, computer software and hardware, improvements at the Company's East Boston facility and machinery, tools and dies for the Company's manufacturing facilities.

   The Company expects capital expenditures for the year ended December 31, 1996 to be approximately $18 million, including preliminary construction costs for a warehouse facility on the West Coast, the cost of certain machinery and equipment for Rauch and for a building and equipment for C.J. Vander.

   As a result of the Rauch acquisition, the Company assumed the borrowings of Rauch (the "Rauch Loan"). The Rauch Loan is from the same lender as the Company Loan Agreement. During 1996, the Rauch Loan was modified to permit the continuation of the Rauch Loan under the company Loan Agreement. The Rauch Loan allowed long-term borrowings up to $12.8 million and short-term borrowings up to $40.0 million. On September 30, 1996, there was $34.9 million outstanding under the Rauch Loan. Effective October 31, 1996, the Company and the lender entered into an agreement that extended certain modifications previously agreed upon by the lender, added Rauch, Farberware and Silvestri as borrowers and limited total borrowings, including amounts reserved for drawings on letters of credit, to $100.0 million through December 31, 1996 and thereafter to $60.0 million until the earlier of April 30, 1997 or the completion of refinancing contemplated with respect to the Agreement and Plan of Merger with THL Transaction I Corp. The Rauch long-term loan was paid on October 31, 1996.

   In July 1996, the interest rate on the Company Loan Agreement and the Rauch Loan was set at the bank's prime rate less .75% and borrowings under the Eurodollar rate option was set at 1.0% over the Eurodollar rate.

   The revolving credit facility of one of the Company's Puerto Rican subsidiaries expired on May 31, 1996. The Company has received a letter of commitment increasing the line from $4.0 million to $10.0 million and extending it to May 31, 1997. As of September 30, 1996, the Company was negotiating the final details of the line of credit. On October 15, 1996, the Puerto Rican subsidiary and the lender entered into an Amended and Restated Line of Credit Agreement increasing the facility to $10 million and renewing it to May 31, 1997.As of September 30, 1996, the amount of outstanding borrowings under the line was $1.9 million.

   On September 30, 1996, borrowings and credit availability, net of $16.8 million outstanding letters of credit under the Company Loan Agreement, the Rauch Loan and the Puerto Rican subsidiary's line totaled $82.2 million and $16.7 million, respectively.

   Upon consummation of the Merger (see "Agreement and Plan of Merger" above), assuming shareholders were to exercise their option to retain stock in full, the Company would have, as of September 30, 1996 outstanding debt of approximately $262.5 million. If shareholders do not exercise their option to retain stock, the company would have outstanding debt of $287.5 million The transaction is expected to close in the first quarter of 1997. It is intended that the transaction will be accounted for as a recapitalization.

   The Company believes that funds generated from operations and borrowings available under existing revolving loan facilities will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under its operating leases) and fund planned capital expenditures until the completion of the refinancing contemplated with respect to the Agreement and Plan of Merger with THL Transaction I Corp.

                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

   (a)   Exhibits:

         EX-11   Computation of Net Income per Common Share.

         EX-27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

   (b)   Current Reports on Form 8-K:

         A current report on Form 8-K, reporting event dated July 25, 1996, which described the amendments to the Employment Agreements of Alan R. Kanter and E. Merle Randolph and that the Company entered into a Retirement Benefit Agreement with Faye A. Florence.

         Report on Form 8-K/A dated August 26, 1996 amending current report on Form 8-K dated April 2, 1996.

         A current report on Form 8-K, reporting event dated October 23, 1996, which described the Agreement and Plan of Merger with THL Transaction I Corp.

         A current report on Form 8-K, reporting events, dated November 8, 1996, which described (i) an amendment to, and the termination of, the Company's Rights Agreement dated October 26, 1992 and (ii) the redemption of the Rights issued thereunder.

                      SYRATECH CORPORATION AND SUBSIDIARIES


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Syratech Corporation

Dated:  November 13, 1996
                                        /s/ E. Merle Randolph
                                        ----------------------------------------
                                        E. Merle Randolph
                                        Vice President, Treasurer, and
                                        Chief Financial and Accounting Officer