Form 10-K405
period 1996-12-31
SYRATECH CORP
filed 1997-03-31
CIK 805914

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM                TO

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 617-561-2200

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF
                       THE ACT:                      NAME OF EACH EXCHANGE ON WHICH REGISTERED:
      COMMON STOCK, PAR VALUE $0.01 PER SHARE                 NEW YORK STOCK EXCHANGE
    RIGHTS TO PURCHASE SERIES A PREFERRED STOCK

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES  X   NO __

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF REGISTRANT AT MARCH 21, 1997 -- $162,111,819. NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT MARCH 21, 1997 -- 8,703,231.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4 NO. 333-16917 --
PART II
================================================================================

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained or incorporated by reference in the Annual Report on Form 10-K, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS GROWTH STRATEGIES AND TO REALIZE ITS GROWTH OBJECTIVES, (II) THE COMPANY'S PLANNED EXPANSION OF ITS PRODUCT OFFERINGS, (III) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS KNOWN OBLIGATIONS, AND (IV) THE CONTINUATION OF, AND THE COMPANY'S ABILITY TO BENEFIT FROM, THE VENDOR CONSOLIDATION TREND IN THE RETAIL INDUSTRY DESCRIBED ELSEWHERE IN THE ANNUAL REPORT ON FORM 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Syratech Corporation (the "Company"), manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products, including: sterling silver, silverplated and stainless steel flatware; sterling silver, silverplated and brass hollowware; picture frames and photo albums; glassware, woodenware and ceramics; fine porcelain boxes; figurines, waterglobes and Christmas ornaments, trim, lighting and tree skirts.

     The Company's net sales have grown from $82.9 million in 1991 to $169.5 million in 1995, a compounded annual growth rate of approximately 20%. For the year ended December 31, 1996, the Company had net sales of $270.9 million, an increase of 59.8% from the same period in 1995. Such growth was achieved through the recent acquisitions, the addition of new products and product categories and expanded distribution of existing products. The addition of new products and product categories has been implemented through both internal development and the acquisition of complementary brands. The Company has grown these acquired brands into substantial product categories by expanding and improving their product lines and distributing them through the Company's distribution channels.

     On October 23, 1996, the Company and THL Transaction I Corp. ("THL I"), entered into a merger agreement (which was restated on November 27, 1996 and was further amended on February 14, 1997) (the "Merger Agreement") and pursuant to which THL I will be merged into the Company (the "Merger"). Pursuant to the transaction, stockholders of the Company will receive $32 in cash for each share of Syratech Common Stock owned by them (other than Leonard Florence who will receive $28 per share) or may elect to receive a portion of their consideration by retaining stock of the surviving entity. A Special Meeting of the Stockholders of Syratech Corporation will be held on April 14, 1997.

RECENT ACQUISITIONS

     Rauch. Rauch, a leading domestic manufacturer and marketer of Christmas and other seasonal products, in particular glass and satin tree ornaments, was acquired in February 1996 for approximately $49.6 million. Rauch distributes its products primarily to mass market merchandisers through its own sales force and independent representatives. The acquisition included Rochard, a marketer of fine porcelain boxes sold primarily to high-end specialty and department stores.

     Farberware. In April 1996, the Company acquired certain assets of Farberware Inc., including its name, trademarks and other intellectual property, inventory, tools and dies and machinery and equipment. The purchase price paid by the Company was $32.6 million, subject to adjustment. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- Recent Transactions." The Company has been selling the inventory initially purchased and subsequently acquired pursuant to a manufacturing services agreement and, in three separate transactions, has entered into licensing agreements for use by third parties of the Farberware tradename in connection with the sourcing, manufacturing and marketing of (a) certain cookware and bakeware products for a one-time payment of $25.5 million, (b) certain electric products for home use for an annual royalty payments and (c) Commercial Products (defined as six specified urns and a specified convection oven plus other products to be developed with the prior approval of Farberware) for annual royalty payments. Pursuant to an agreement made with Lifetime Hoan Corporation ("LHC") contemporaneously with the agreement for acquisition of assets of Farberware Inc., the Company and LHC agreed to share the rights to receive, and the obligation to pay certain commissions in respect of, royalties under specified license agreements assigned to the Company by the prior owner of the Farberware trade name. Through a joint venture to be, but which has not yet been, formally established pursuant to the agreement with LHC and subject to certain intellectual property rights that the Company has reserved exclusively for itself, the Company and LHC expect to continue to grant licenses to third parties for use of the Farberware trade name. The Company itself also intends to market specific products from time to time under the Farberware trade name. The agreement with LHC provides that for a period of sixty days following a change of control of either Syratech of LHC, the other co-owner of the joint venture will have to require the co-owner that has experienced the change in control to set a price for one-half interest in the venture, and thereupon the other co-owner (i.e., the one that has not experienced a change of control) can elect either to buy its co-owner's interest at the price to set or to sell its own interest at such price to the co-owner that set it. The Company expects to continue to grant licenses and intends from time to time to market specific products under the Farberware tradename.

     Silvestri. In April 1996, the Company acquired certain inventory and intangibles of the Silvestri Division of FFSC, Inc. for approximately $8.6 million. The Silvestri product line consists of high-end Christmas ornaments, collectibles, lighting and trim, as well as other seasonal and nonseasonal giftware and decorative accessories, distributed primarily to specialty and department stores.

     C.J. Vander. In May 1996, the Company acquired C. J. Vander, a manufacturer and marketer of prestigious sterling silver flatware and hollowware with manufacturing locations in Sheffield and London, England. C.J. Vander's products are distributed primarily to jewelry and other specialty stores in the United Kingdom and Europe for approximately $1.0 million.

     Potpourri Press. On November 26, 1996, a wholly-owned subsidiary of the Company acquired inventory, tangible property, intellectual property rights, certain key records (including customer lists, customer files, supplier information, catalogs) and certain contract rights (selected by the Company's subsidiary) of Potpourri Press, a North Carolina-based manufacturer and marketer of Christmas products for a purchase price of approximately $2.3 million plus a $0.2 million promissory note.

COMPETITIVE STRENGTHS AND OPERATING STRATEGY

     The Company's strategic goal is to be the leading domestic, one-source supplier of tabletop, giftware and seasonal products to retailers. In order to achieve this goal, the Company intends to rely on what it believes to be certain competitive strengths and on certain operating strategies including:

     Leadership in Key Product Categories. The Company believes that it is one of the leading domestic manufacturers and marketers of sterling silver flatware and sterling silver and silverplated hollowware, which products are sold under many well-recognized tradenames. In addition, the Company believes it is one of the leading domestic manufacturers of Christmas ornaments. Historically, the Company has been able to increase sales by leveraging its strong presence with retailers in certain categories, such as sterling silver flatware, to introduce new products and product categories.

     Broad Portfolio of Products with Well-Recognized Tradenames. The Company offers a broad portfolio of tabletop, giftware and seasonal products both in terms of the different product categories and multiple retail price points through its "good-better-best" strategy. Wallace, Towle and International Silver are among the best recognized tradenames for sterling silver flatware in the United States, dating back to the colonial period. Rauch and Silvestri are well established brands for Christmas and other seasonal merchandise. The Company's giftware products are marketed under well-recognized tradenames such as International Silver Company, Rochard and Melannco. The Company believes that certain of its strongest brands draw customers into retail stores specifically to purchase products bearing those tradenames. In addition to its own tradenames, the Company produces a variety of products under license from certain entities including The Walt Disney Company(R), Cuisinart(R), Victoria & Albert Museum(R) and Faberge, Inc.(R)

     Diversified Distribution Channels. The Company sells its products to approximately 30,000 customers in most major distribution channels, including retail specialty stores, such as jewelry, seasonal and nonseasonal giftware and collectible stores, department stores, mass market merchandisers, catalogue showrooms and warehouse clubs. The Company believes that the recent Rauch and Silvestri acquisitions will strengthen the Company's presence with mass market merchandisers and department and specialty stores, respectively. The Company's broad customer base, both in terms of number of customers and channels of distribution, reduces its exposure to any single customer or channel of distribution. In 1996, no single customer accounted for 10% or more of the Company's net sales.

     Strong Relationships with Retailers. The Company attributes the successful development of its retail channels to a number of factors. The Company believes that it has benefited from the vendor consolidation trend in the retail industry, which has resulted in increased demand for vendors that have the ability to make timely deliveries of a broad range of quality products and provide advertising and other sales support. The Company also believes that the maintenance of separate sales forces for its product categories has allowed the Company to provide its customers with specialized sales and marketing expertise. In addition, the Company has a policy of not owning or operating Company outlet stores and believes that this policy further strengthens its relationships with its customers.

     Product Development Expertise. The vast majority of the Company's products, including products that are sourced from outside vendors, are designed by the Company's design team and independent designers in conjunction with the Company's product development and marketing team. The Company's design and product development and marketing teams work closely to (i) introduce innovative new products and product categories, such as the Holiday Workshop line of seasonal products, the Hostess Helpers(R) sterling accessory line and a dinnerware category that coordinates with sterling silver flatware and (ii) develop acquired brands into substantial product lines for the Company, such as the Melannco lines of picture frames and photo albums and the Elements glassware lines.

     Integrated Manufacturing and Sourcing. The Company aims at delivering quality products at competitive prices to its customers. In order to pursue this goal, the Company relies both on its own domestic manufacturing capabilities and on a variety of suppliers located primarily in the Asia Pacific Rim. The Company's decision on whether to manufacture or import is based upon, among other criteria, expertise, quality, availability and cost. The Company's imported products are designed by the Company's design team with the assistance of independent designers in conjunction with the Company's marketing team. In addition, in order to ensure quality, products are generally manufactured using Company-owned tools and dies. In 1996, through its import organization comprised of approximately 150 employees, both in the U.S. and overseas, the Company sourced products from over 480 manufacturers, with whom in many cases it has long-standing relationships. The Company can rely on multiple manufacturers and countries with respect to most of its imported products.

GROWTH STRATEGY

     The Company's strategy for future growth focuses on the integration of its recent acquisitions and on its continued ability to expand its product lines, expand its distribution, both domestically and internationally, improve the efficiency of its operations and pursue selected acquisitions of complementary product lines and businesses.

     Integration of Recent and Pending Acquisitions. The Company believes that significant opportunities for growth in sales and operating income exist if it can successfully integrate its recent acquisitions into the Company's sales and marketing organization and consolidate and rationalize certain operations.

     The Company plans to expand the distribution of Rauch and Silvestri products by marketing them through the Company's established distribution channels and also plans to add new products to their existing lines. By integrating Rauch, Silvestri and Potpourri with the Company's internally developed Holiday Workshop line of seasonal products, the Company has significantly expanded its product offerings in this product category, both in terms of types of product and retail price points, and strengthened its presence in major retail channels. In addition, the Company believes that such strengthened presence will provide the Company with substantial opportunities to cross-sell the Company's tabletop and giftware product lines through Rauch and Silvestri distribution channels.

     In order to support the growth in its seasonal business, the Company is in the process of investing $15 million to expand its manufacturing, warehousing and distribution capabilities, primarily by consolidating warehouse and distribution facilities, building a new centralized customer showroom for seasonal products and acquiring new tools and dies and machinery. These investments, along with the consolidation of certain selling, general and administrative functions, are also designed to generate significant cost savings.

     Through the acquisition of C.J. Vander, the Company believes that it will be able to expand the distribution of Wallace and Towle sterling silver and silverplated product lines into the European market, primarily through C.J. Vander's existing distribution channels. In addition, the Company intends to expand the distribution of C.J. Vander products in the United States, in particular through the Rochard sales force, which consists of independent representatives who sell to high-end specialty and department stores. The Company also intends to capitalize on the Farberware brand name recognition to introduce new tabletop products under that tradename beginning in 1997.

     Expanded Distribution. In addition to the opportunities offered by the recent acquisitions discussed above, the Company believes that it has significant opportunities to expand the distribution of its existing product lines by increasing the penetration of existing retailer customers and the number of retail outlets to which it sells. Beginning in 1994, the Company implemented a program with a specialty retailer and franchisee, whereby the Company sources, markets and distributes giftware products for the customer's retail system comprised of several thousand stores. With respect to this program, the Company has identified several growth opportunities, both in terms of expanded product offerings and additional store coverage. In addition, the Company intends to expand the distribution of several product lines introduced in the past several years, such as Melannco and Elements, which the Company believes are not currently fully exploited.

     New Product Introduction. The Company intends to continue to introduce many new products each year. As a result of the planned investments in tools, dies and machinery, the Company believes that it will be able to broaden significantly its offering of Christmas and other seasonal merchandise beginning in 1997. The Company intends to capitalize on the Farberware tradename recognition for quality housewares to introduce new products beginning in 1997. In addition, the Company continuously expands and upgrades its line of sterling silver, silverplated and other tabletop and giftware products.

     Continued Investment in Technology and Productivity. The Company, through one of its indirect wholly-owned subsidiaries, has entered into a purchase and sale agreement to acquire approximately 42 acres of land in Mira Loma, California. The Company intends to construct a warehouse and distribution center on the property to serve as its western region warehouse and distribution center. The Company intends to invest in additional application solutions to enhance its Electronic Data Interchange (EDI) and warehousing capabilities. The Company plans to add a Warehouse Management System (WMS) to each of its warehouses that would enhance the Company's ability to service its customers by improving its order processing and logistics and storage utilization, minimize order cycle times, enhance inventory management, and ensure that customer orders are processed efficiently.

     Acquisitions. The Company believes that the giftware and seasonal markets and, to a lesser extent, the tabletop market are highly fragmented with a number of small manufacturers and marketers of a limited line of products. The Company believes that these industry characteristics and the continuing trend among retailers to consolidate their vendor base will generate attractive opportunities to acquire complementary brands, products, product categories and businesses.

     Limitations on Growth Strategy. The Company's ability to follow the growth plans outlined in preceding paragraphs may be constrained by the availability and cost of capital following the Merger. Immediately following the Merger there will be a substantial decrease in stockholders' equity, see the Company's Consolidated Financial Statements Note 15, and, as a consequence, the Company may find it necessary to curtail or abandon some or all of its growth plans.

PRODUCTS

     The Company designs, manufactures, imports and markets a diverse offering of quality tabletop, giftware and seasonal products. The Company defines seasonal products as Christmas tree ornaments, other Christmas decorations and a variety of other products sold for Halloween, Easter, Thanksgiving, Mothers Day and Valentines Day. Seasonal products are marketed under a variety of the Company's tradenames. Seasonal products are included in the Tabletop and Giftware product category and are marketed under the Wallace, Towle, and International Silver tradenames. For example, the Company considers picture frames a tabletop and giftware item and also considers it seasonal just by changing the packaging slightly (e.g., a red colored box at Christmas time). Therefore, a number of the Company's products and/or product lines cannot be categorized between Tabletop and Giftware and Seasonal.

     The majority of the Company's products are sold through the same distribution channels. Customers in each distribution channel purchase a wide range of the Company's products. Distribution costs are not tracked by product category and therefore are not distinguishable between Tabletop and Giftware and Seasonal. In addition, selling and marketing costs, including product design, trade shows and travel, are not tracked separately and are not reasonably allocable by product category.

     A significant portion of the Company's products are also sourced overseas. This function is also not performed by product or product line and is therefore not reasonably allocable by product category.

     The Company also believes that a significant change in sales of specific products will not materially impact operating results.

     The following table presents a breakdown of the Company's net sales by major product categories for the periods presented. For the purpose of this table, seasonal products include the Rauch (including Rochard), Silvestri and Holiday Workshop product lines. Certain seasonal products marketed under Wallace, Towle and International Silver trademarks are included in the tabletop and giftware product category.

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1994           1995           1996
                                                         --------       --------       --------
                                                                     (IN THOUSANDS)
Tabletop and Giftware..................................  $139,510       $153,170       $171,824
Seasonal...............................................     7,781         16,350         99,107
                                                         --------       --------       --------
          Total........................................  $147,291       $169,520       $270,931
                                                         ========       ========       ========

     The Company's products include those shown in the table below, all of which are marketed under one of the Company's many well-recognized tradenames as shown in the table:

 PRODUCT CATEGORY       REPRESENTATIVE PRODUCTS             PRINCIPAL TRADENAMES
------------------  --------------------------------  --------------------------------
TABLETOP AND        Sterling Silver Flatware and      Wallace Silversmiths(R), Towle
GIFTWARE            Hollowware, Silverplated          Silversmiths(R), International
                    Flatware and Hollowware,          Silver Company(R),
                    Stainless Steel Flatware,         Farberware(R), C.J. Vander,
                    Picture Frames and Photo Albums,  Ltd.(TM), Roberts and Belk,
                    Porcelain Boxes, Candlesticks,    Ltd.(TM), Tuttle Sterling(R),
                    Cosmetic Accessories, Glassware,  Rochard(TM), Melannco(R), 1847
                    Woodenware, Ceramics, Brassware   Rogers Bros.(R), Elements(R)

SEASONAL            Waterglobes, Figurines,           Rauch Industries(R),
                    Collectibles                      Silvestri(R), Holiday
                    Christmas Ornaments, Christmas    Workshop(R), International
                    Stockings, Tree Skirts, Trim,     Christmas(TM), Holiday
                    Lighting                          Products(TM), Rochard(TM),
                                                      Potpourri Press(R)

  Tabletop and Giftware

     Sterling Silver and Silverplated Flatware and Hollowware. The Company designs, markets and distributes a variety of products in these categories, including flatware, serving pieces, cosmetic accessories and hollowware, such as candlesticks, casseroles and coffee and tea services, that are marketed under the tradenames Wallace Silversmiths(R), Towle Silversmiths(R), International Silver Company(R), C.J. Vander(TM) and Tuttle Sterling(R). A vast majority of the Company's products in this category are manufactured at the Company's plants in Puerto Rico and Massachusetts. These products are sold primarily to specialty stores, including jewelry stores and gift stores, and department stores and are generally included in bridal registries.

     Stainless Steel Flatware. The Company designs, markets and distributes several lines of stainless steel flatware ranging from premium mass-produced sets to high-end flatware place settings. The Company markets these products under tradenames such as Wallace Silversmiths(R), Towle Silversmiths(R), International Silver Company(R), 1847 Rogers Bros.(R) and, under a license agreement, the tradename Cuisinart(R). The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The primary channels of distribution include department stores, mass market merchandisers, warehouse clubs and specialty stores and are also included in bridal registries.

     Picture Frames and Photo Albums. The Company designs, markets and distributes several product lines of picture frames and photo albums. The picture frames range from sterling silver on the high end to a variety of other frames produced in wood, resin, ceramic, metal and other mediums. The photo albums are produced in metal, fabric and resin. The Company markets these products under tradenames such as Melannco International(R), International Silver Company(R), Wallace Silversmiths(R) and Towle Silversmiths(R) and under license from The Walt Disney Company(R). The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution include department stores, including stationery departments, specialty stores and mass market merchandisers.

     Glassware, Woodenware and Ceramics. The Company designs, markets and distributes several lines of glassware products, including beverageware, glass dinnerware and salad sets. The Company markets these products under the tradenames International Silver Company(R) and Elements(R). The Company intends to market a woodenware and ceramics line in 1997. The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution of the Company's glassware line include mass market merchandisers, warehouse clubs and specialty stores.

     Porcelain Boxes. The Company designs, markets and distributes a diverse range of high-end, hand-painted porcelain boxes under the Rochard(TM) tradename which are primarily manufactured by third-party vendors located primarily in France. The channels of distribution include specialty stores, including jewelry stores and department stores.

     Other Tabletop and Giftware. The Company designs, markets and distributes a wide range of other tabletop and giftware products, including premium products such as picture frames and cosmetic accessories as "gift with purchase" items, brassware, napkin rings and decorative clocks. The primary channels of distribution include department stores, mass market merchandisers, warehouse clubs and specialty stores.

  Seasonal Products

     Christmas Ornaments. The Company designs, markets and distributes Christmas tree ornaments made of glass, satin, ceramic and resin. The Company's products are distributed through specialty stores, department stores, jewelry stores, mass market merchandisers and warehouse clubs. These products are marketed under the tradenames Rauch(R), Silvestri(R), Holiday Workshop(R), Potpourri Press(R), and International Christmas(TM). The Company also manufactures limited edition, sterling silver Christmas ornaments that are marketed under the tradenames Wallace Silversmiths(R) and Towle Silversmiths(R).

     Other Christmas Decorations. The Company designs, markets and distributes a diverse product offering of other Christmas decorations including figurines, waterglobes, collectibles, trim, lighting, tree skirts and other decorative items produced in wood, resin, metal, paper, textiles, glass and ceramic. These products are marketed under the tradenames Silvestri(R), Rauch(R), Holiday Workshop(R), Potpourri Press(R), International Christmas(TM) and Elements(R). These products are distributed through specialty stores, department stores, mass market merchandisers and warehouse clubs.

     Other Seasonal Products. The Company designs, markets and distributes a variety of other seasonal products for Halloween, Easter, Thanksgiving, Mothers Day and Valentines Day. These products include figurines, vases, bowls, trays and other items comprised of metal, resin, wood, ceramic and glass. These products are distributed through specialty stores, department stores, mass market merchandisers and warehouse clubs.

SALES, MARKETING AND DISTRIBUTION

     On January 17, 1997, the Company, through one of its indirect wholly-owned subsidiaries acquired approximately 42 acres of land in Mira Loma, California. The Company intends to construct a warehouse and distribution center on the property to serve as its western region warehouse and distribution center.

     The Company sells many different types of products, with a variety of price points and target customers. Accordingly, the Company sells its products through a variety of distribution channels including department and speciality stores, mass market merchandisers, warehouse clubs, catalogue showrooms, drugstores, supermarkets, incentive marketers and jewelry stores. The Company maintains separate sales forces for its product lines so as to provide the specialized expertise and attention necessary to service its customer base. The Company's sales and marketing staff coordinates with individual retailers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed several promotional programs for use in the ordinary course of business to promote sales throughout the year.

     The Company's various sales and marketing efforts are supported from its principal office and showroom in East Boston, Massachusetts and, for certain of its products, from its offices and showrooms in Hong Kong and London. The Company maintains additional showrooms in New York, Los Angeles, Atlanta, Dallas and Chicago. The Company's sales and marketing staff at December 31, 1996, consisted of approximately 150 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

RETAILING CUSTOMERS

     During 1996, 20 customers accounted for approximately 43% of the Company's net sales. No one customer represented 10% or more of the Company's net sales.

                      1996 CHANNELS OF DISTRIBUTION                     % OF 1996 NET SALES
    -----------------------------------------------------------------  ----------------------
    Mass Market Merchandisers, Catalogue Showrooms, Warehouse Clubs,
      Drug Stores, Supermarkets......................................           39%
    Department Stores................................................           19%
    Specialty Stores, Jewelry Stores, Premium and Incentive
      Marketers......................................................           42%

     In order better to service its customers, the Company has invested in equipment and software to allow its customers to transmit their orders electronically throughout the EDI system.

MANUFACTURING AND RAW MATERIALS

     The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products for the Wallace, International, Towle and Tuttle lines, and in Sheffield, England for C.J. Vander, Ltd. and Roberts and Belk. The Company also designs, produces and maintains the tools required for manufacturing sterling silver flatware.

     The Company has maintained, in the aggregate, approximately six months of inventory. The Company's silver fabrication operation in its Puerto Rico manufacturing plant became fully operational during 1994. This process reduces the need for purchasing fabricated silver from outside vendors. The Company uses substantial quantities of fabricated silver in its manufacturing operations. Fabricated sterling silver made from fine silver purchased by the Company may be readily obtainable from outside resources as well. The Company purchases fine silver in the spot market in quantities the Company believes are adequate to meet reasonably foreseeable consumer demand for its silver products. The Company does not engage in speculative purchases of fine silver. In the five-year period ended December 31, 1996, the closing price of silver as quoted by Handy & Harman Inc. has ranged from $3.54 per troy ounce to $6.01 per troy ounce ($5.23 at February 21, 1997).

     The Company manufactures silverplated giftware and tabletop products, including hollowware, at its manufacturing and silverplating facilities in North Dighton, Massachusetts and Sheffield, England. These facilities have all the stamping, processing, soldering, finishing, polishing, silverplating and packaging capabilities necessary to turn unfinished metal into finished products.

     The Company's imported products originate as designs created by its internal design staff or by independent designers, in each case in conjunction with the Company's product development and marketing staffs. Products based on these designs are manufactured to the Company's specifications in various countries including Hong Kong, India, Korea, Taiwan, China, Japan, Indonesia, Malaysia and certain European countries.

     In 1996, the Company purchased an aggregate of approximately $104 million of products from approximately 480 foreign manufacturers. No vendor accounted for ten percent or more of such purchases in 1996. The Company does not have information on the financial condition of its major foreign vendors, all of which are privately held, but is not aware of any unfavorable information related to their respective financial condition. Of the Company's foreign purchases in 1996, approximately 92% were from vendors located in the Far East, approximately 4% were from vendors located in India and approximately 4% in the aggregate from vendors in other locations. The Company's arrangements with its manufacturers are subject to the risks of doing business abroad, including risks associated with economic or political instability in countries in which such manufacturers are located, labor strikes and risks associated with foreign currency and potential import restrictions. The Company does not believe that the loss of any single foreign supplier would have a material long-term adverse impact on the Company's source of supply, because other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements. The Company is also subject to risks associated with the availability of, and time required for, the transportation of products from foreign countries, including shipping losses or lost sales that may result from delays or interruptions in shipping.

     The Company intends to invest in increasing production capacity and improving productivity related to its Rauch operations. For several of the prior selling seasons, the Company believes that Rauch had operated under capacity constraints. The Company has developed and is in the process of installing new automatic machinery with a production capacity exceeding 150% of the capacity of its current machines. The Company expects that the new machinery will start operating during the first quarter of 1997. The Company also purchased an 828,000 (approximately) square foot building in Chester, South Carolina, which is in close proximity to the existing Rauch manufacturing plant. This new facility will provide adequate space for the new machinery and allow for automated material handling which is expected to reduce costs substantially. This large warehouse and distribution center will also provide the Company an opportunity to consolidate its outside warehouse and manufacturing. The Company continuously looks for opportunities for new equipment to reduce production costs.

     The recently acquired Rauch Christmas decoration manufacturing process uses three basic raw materials: (i) expandable polystyrene ("EPS") for unbreakable ornaments, (ii) glass ornament blanks and (iii) acetate or polyester yarn materials including boxes and packaging. To produce Christmas stockings, tree skirts and Santa Claus hats and suits, Rauch purchases non-woven and knitted pile fabric. Rauch has not experienced difficulty in obtaining raw materials or other supplies from its suppliers and does not anticipate any such difficulty in the foreseeable future. Rauch imports ornament hangers, small glass and satin balls and assorted tree and off-the-tree decorations from Taiwan, Hong Kong, Mexico and Colombia.

COMPETITION

     The tabletop, giftware and seasonal products industries in which the Company is engaged are highly competitive. Competition is affected not only by the large number of domestic manufacturers, but also by the large volume of foreign imports. Several of the Company's competitors are larger and have greater financial resources than the Company. The Company's products compete indirectly with a broad range of household products not offered by the Company. Within the overall tabletop products industry, the production of sterling silver flatware in the United States is relatively concentrated, with five manufacturers, including the Company, accounting for substantially all of the sterling silver flatware manufactured and sold in the United States. The other principal manufacturers and marketers of sterling silver flatware are Gorham, Inc. and its affiliate The Kirk Steiff Company, Reed & Barton Corp. and Lunt Silversmiths, all of which have been in business for many years. The giftware and seasonal products industries, however, are very fragmented with numerous small manufacturers and marketers of a limited number of products. The Company is not aware of any competitor having the same product line breadth.

     A number of factors affect competition in the sale of products of the type manufactured, imported and sold by the Company. Among these are brand identification, style, design, packaging, price, quality, promotion, sales staff and the level of service provided to customers. The importance of these competitive factors varies from customer to customer and from product to product and no one of these factors is dominant in all cases. The Company believes that its ability to compete effectively can be attributed to its performance in all of these areas. Certain of the Company's foreign competitors have tried to gain market share in the United States by producing low-cost items and by taking advantage of the increased purchasing power of the dollar in times when the dollar is relatively strong as compared to foreign countries. Rising labor costs in many foreign countries and the relative weakness of the dollar, as compared to the exchange rates prevailing in the mid-1980's, have reduced these advantages to some extent in recent years.

TRADEMARKS, COPYRIGHTS AND PATENTS

     The success of the Company's various businesses depends in part on the Company's ability to exploit certain proprietary designs, trademarks and brand names on an exclusive basis in reliance upon the protections afforded by applicable copyright, patent and trademark laws and regulations. The loss of certain of the Company's rights to such designs, trademarks and brand names or the inability of the Company effectively to protect or enforce such rights could adversely affect the Company. The Company does not believe that there is a significant danger that it will lose its rights to any of its material trademarks and tradenames or be unable effectively to protect or enforce such rights. Although the loss of any right to designs, trademarks and tradenames could have negative effects, any such effects are unlikely to be material.

SEASONALITY

     Sales are generally higher in the third and fourth quarters and are strongly influenced by the buying patterns associated with the Christmas season. The acquisitions of Rauch and Silvestri will intensify the seasonality of the Company since the majority of Rauch and Silvestri products are Christmas items and sales of these products are strongest in the third and fourth quarters. The Company continues to introduce products appropriate to other holidays and seasons in order to increase sales during the first and second quarters.

BACKLOG

     Orders for the Company's products are generally subject to cancellation until shipment. The Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic and weather conditions. As a result, comparison of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales trends. The Company had (exclusive of Farberware) a backlog of approximately $24.3 million as of December 31, 1996, compared to approximately $24.0 million as of December 31, 1995. See "Seasonality." The Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

     The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal retail industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company will routinely accept returns for imported products that are received late by the customer. The majority of the returned products are resold into the same distribution channel. During the three year period ended December 31, 1996, returns and allowances amounted to approximately 2.1% of sales.

ENVIRONMENTAL REGULATION

     The Company's silverplating, chrome plating, tool making and painting operations routinely involve the handling of waste materials that are classified as hazardous. The Company also refabricates certain materials used in its silverplating operations. The Company is subject to certain domestic federal, state and local laws and regulations concerning the containment and disposal of hazardous materials and, therefore, in the ordinary course of its business, the Company incurs compliance costs and may be required to incur clean-up costs. Based upon currently available information, the Company does not expect that the costs of such compliance and clean-up costs will be material. In addition, the Company's C.J. Vander facility is subject to many environmental regulations related to its plating operations in the United Kingdom. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. In addition, the future costs of compliance with environmental laws and regulations and liabilities resulting from currently unknown circumstances or developments could be substantial and could have a material adverse effect on the Company.

PROPERTIES

     The following table sets forth information with respect to the Company's properties as of January 31, 1997:

                                                                    APPROXIMATE
                                                                      SQUARE
                                                                    FOOTAGE OR
       LOCATION                      TYPE OF FACILITY                 ACREAGE     STATUS
-----------------------  -----------------------------------------  -----------   -------
Mira Loma, CA..........  Land                                         42 Acres     Owned
Chester, SC*...........  Warehouse/Manufacturing/Showroom              828,000     Owned
Revere, MA.............  Warehouse/Distribution                        580,000     Owned
Gastonia, NC...........  Office/Manufacturing/Distribution             447,441     Owned
East Boston, MA........  Office/Showroom                               292,000     Owned
Ontario, CA............  Office/Warehouse/Distribution                 285,000    Leased
Dallas, TX.............  Warehouse                                     189,100    Leased
El Paso, TX............  Office/Manufacturing                          135,000     Owned
North Dighton, MA......  Office/Manufacturing/Warehouse                134,042    Leased
Crisfield, MD..........  Office/Manufacturing/Warehouse                 71,754    Leased
San German, PR.........  Office/Manufacturing                           70,296    Leased
New York, NY...........  Showrooms                                      45,361    Leased
Hong Kong..............  Office/Warehouse/Showroom                      42,009    Leased
Atlanta, GA............  Showrooms                                      15,050    Leased
Dallas, TX.............  Showrooms                                       9,716    Leased
Los Angeles, CA........  Showroom                                       10,095    Leased
Wallingford, CT........  Office                                          2,800    Leased
Cramerton, NC..........  Land                                       34.1 Acres     Owned
Dallas, TX.............  Office                                         20,000    Leased
Sheffield, England.....  Manufacturing/Warehouse/Foundry                39,000     Owned
London, England........  Office/Showroom                                 4,000    Leased
China..................  Warehouse                                      56,512    Leased
Taiwan.................  Office                                          6,253    Leased
Philippines............  Office                                          4,380    Leased
Chicago, IL............  Showroom                                        7,452    Leased
New York, NY...........  Warehouse                                       3,800    Leased

---------------
(*) Scheduled to be operational by March 31, 1997

EMPLOYEES

     As of December 31, 1996, the Company had approximately 1,925 employees. The Company believes that its relationship with its employees is good.

     The Company's employees are not represented by labor unions; however, Rauch, which merged with the Company on February 15, 1996, was a subject of efforts by UNITE (the "Union") in the fall of 1995 to organize Rauch's employees. A scheduled Union election was postponed because the Union filed unfair labor practice charges against Rauch with the National Labor Relations Board (the "NLRB"). These charges, which related to allegations of threats and promises by Rauch officials and the termination of certain employees, were settled pursuant to an agreement between Rauch and the Union. On May 2, 1996, the NLRB approved the agreement and the Union's request that the petition for an election be withdrawn with prejudice.

     On March 31, 1994 an Administrative Law Judge ("ALJ") designated by the NLRB determined that the Company's subsidiaries Wallace International de P.R., Inc. and International Silver de P.R., Inc. (the "P.R. Subsidiaries") had engaged in unfair labor practices incident to a union election (won by the P.R.

Subsidiaries) held in February, 1993 and ordered the P.R. Subsidiaries to refrain from certain conduct and to take certain affirmative action. The ALJ's decision was affirmed by the NLRB on September 22, 1994. Incident to a second union election (also won by the P.R. Subsidiaries) held on June 22, 1994 pursuant to stipulation, the P.R. Subsidiaries were again charged with unfair labor practices. The ALJ again found that the P.R. Subsidiaries had engaged in unfair labor practices. The Company has appealed to the NLRB, and the appeal is pending.

LEGAL PROCEEDINGS

     The Company has been named as a defendant in several legal actions arising from its normal business activities, including routine copyright and trademark litigation, which actions are considered normal in the businesses in which the Company is engaged.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE OF SYRATECH COMMON STOCK

     Syratech Common Stock is listed and traded on NYSE under the symbol "SYR." The following table sets forth, for the periods indicated, the high and low sales closing prices per share of Syratech Common Stock.

                                                                           HIGH       LOW
                                                                           ----       ---
     FISCAL 1995
       First Quarter (ended March 31, 1995)..............................  $19  1/4   $15
       Second Quarter (ended June 30, 1995)..............................   19         16 3/4
       Third Quarter (ended September 30, 1995)..........................   20  5/8    17 7/8
       Fourth Quarter (ended December 31, 1995)..........................   23         19 3/4

     FISCAL 1996
       First Quarter (ended March 31, 1996)..............................  $26  3/8   $20 1/2
       Second Quarter (ended June 30, 1996)..............................   27  5/8    22 3/8
       Third Quarter (ended September 30, 1996)..........................   24  1/2    22
       Fourth Quarter (ended December 31, 1996)..........................   31  3/4    23 3/8

     On October 22, 1996, the last trading day before public announcement of execution of the Merger Agreement, the last sale price of Syratech Common Stock as reported on the NYSE was $26 1/4 per share. The average of the closing prices for the 20 consecutive trading days ended October 22, 1996 was $24.59 per share.

     As of March 5, 1997, the Company had approximately 3,489 shareholders of record.

DIVIDENDS PAID

     The Company has never paid cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its businesses. Under its revolving loan facility, the Company may not take cash dividends in excess of 33 1/3% of its net income for the prior fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information as of December 31, 1992 through 1996 and for each of the years in the five-year period ended December 31, 1996 has been derived from the consolidated financial statements of the Company. The consolidated balance sheets of the Company as of December 31, 1995 and 1996 and the consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, together with the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

                                                                             YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                               1992        1993        1994        1995        1996
                                                             --------    --------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA(1):
Net sales.................................................   $103,735    $122,682    $147,291    $169,520    $270,931
Cost of sales.............................................     70,361      84,643     104,600     119,836     194,113
                                                             --------    --------    --------    --------    --------
Gross profit..............................................     33,374      38,039      42,691      49,684      76,818
Selling, general and administrative expenses..............     24,364      27,727      31,613      34,239      57,664
Other operating income....................................                                                      3,948(2)
                                                             --------    --------    --------    --------    --------
Income from operations....................................      9,010      10,312      11,078      15,445      23,102
Interest expense..........................................     (2,757)       (948)       (559)       (287)     (3,150)
Interest income...........................................         23          82          98       4,881         771
Other income..............................................                                                     11,900(3)
                                                             --------    --------    --------    --------    --------
Income before income taxes................................      6,276       9,446      10,617      20,039      32,623
Provision for income taxes................................      1,657       2,390       2,758       6,863      12,234
                                                             --------    --------    --------    --------    --------
Income from continuing operations.........................      4,619       7,056       7,859      13,176      20,389
Discontinued operations:
  Income from discontinued operations, net of income
    taxes.................................................     10,284      10,838      12,068       2,572
  Gain on sale of Syroco, Inc., net of income
    taxes.................................................                                         30,451
                                                             --------    --------    --------    --------    --------
Net income................................................   $ 14,903    $ 17,894    $ 19,927    $ 46,199    $ 20,389
                                                             ========    ========    ========    ========    ========
Earnings Per Share:
  Continuing operations...................................   $    .55    $    .60    $    .67    $   1.12    $   2.32
  Discontinued operations.................................       1.10         .92        1.02        2.79
                                                             --------    --------    --------    --------    --------
  Net income..............................................   $   1.65    $   1.52    $   1.69    $   3.91    $   2.32
                                                             ========    ========    ========    ========    ========
Weighted average common shares and common share
  equivalents outstanding.................................      9,312      11,768      11,809      11,803       8,799
                                                             ========    ========    ========    ========    ========


---------------
(1) The income statement has been restated to reflect Syroco, Inc. as a discontinued operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Transactions."

(2) Consists of income from the sale of Farberware inventory and other operating income, net of certain selling, general and administrative expenses.

(3) Consists of nonrecurring pre-tax income related to licensing the Farberware name on cookware and bakeware.

                                                                                  DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                          1992         1993         1994         1995           1996
                                                        --------     --------     --------     --------     -------------
BALANCE SHEET DATA:
Working capital.....................................    $ 87,458     $105,115     $125,136     $122,050       $ 119,918
Total assets........................................     141,294      152,060      190,684      220,566         227,254
Total debt(4).......................................       6,446        5,060       15,379       51,735(5)        6,636
Stockholders' equity................................     112,381      131,005      152,100      146,596         170,248
Book value per share................................       10.55        11.25        13.01        16.91           19.58

---------------
(4) Consists of long-term debt, notes payable and current maturities of long-term debt.

(5) Reflects temporary borrowings of $51,735 made on December 29, 1995 in connection with the purchase by the Company for retirement of 3,065 shares of Common Stock owned by affiliates of Katy Industries, Inc. (the "Katy Stock Repurchase"). These borrowings were paid on January 2, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained or incorporated by reference in this Annual Report on Form 10-K, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS GROWTH STRATEGIES AND TO REALIZE ITS GROWTH OBJECTIVES, (II) THE COMPANY'S PLANNED EXPANSION OF ITS PRODUCT OFFERINGS, (III) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS KNOWN OBLIGATIONS, AND (IV) THE CONTINUATION OF, AND THE COMPANY'S ABILITY TO BENEFIT FROM, THE VENDOR CONSOLIDATION TREND IN THE RETAIL INDUSTRY DESCRIBED ELSEWHERE IN THE ANNUAL REPORT ON FORM 10-K.

RECENT TRANSACTIONS

  Rauch Industries, Inc.

     On February 15, 1996, the Company, through an indirect wholly owned subsidiary, acquired the outstanding shares of Rauch for approximately $49.6 million, including costs of the transaction. The acquisition was accounted for under the purchase method of accounting, and the results of operations of Rauch have been included with the results of the Company from February 15, 1996. The purchase price in excess of net assets acquired of $7.2 million is being amortized on the straight line basis over 30 years. During the year ended December 31, 1996, the Company received $23.8 million in connection with an insurance claim relating to a 1994 fire at Rauch. During the fiscal year ended December 31, 1995, net sales of Rauch were $58.9 million.

  Farberware

     On April 2, 1996, the Company, through its indirect wholly owned subsidiary, Far-B Acquisition Corp. ("Far-B"), together with Lifetime Hoan Corporation ("Lifetime"), acquired certain assets from Farberware Inc., a subsidiary of U.S. Industries, Inc. ("USI"). Lifetime and the Company are not affiliates.

     Farberware Inc. was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by Far-B and Lifetime was approximately

$45.8 million, subject to adjustment, of which Far-B paid approximately, $32.6 million. The amount of the adjustment was the subject of a dispute, as noted below. The assets acquired by the Company included certain of the inventory, the tradename "Farberware" and the intellectual property (including the intellectual property that relates to cookware and bakeware and electric products other than major kitchen appliances) and certain tools and dies and machinery and equipment. Effective April 2, 1996, the Company, through Far-B, entered into a manufacturing services agreement with Farberware Inc. for transitional manufacturing services for certain finished goods previously produced by Farberware Inc. The Company entered into the manufacturing services agreement in part to provide continuity of product during a transition period in order to protect the strength of the Farberware name in the marketplace. The manufacturing services agreement has terminated.

     The Company acquired Farberware Inc. assets in order to expand Farberware's licensing activities and to use the Farberware name on certain of the Company's existing and new products.

     Upon disposal of acquired inventory, the Company will not manufacture or sell Farberware cookware and bakeware products or noncommercial electric products. Accordingly, net sales for the year ended December 31, 1996 exclude sales of Farberware inventory, and $3.5 million, net of certain selling, general and administrative expenses, from these sales has been recorded as other operating income.

     In a separate transaction, the Company and Far-B entered into an agreement with Lifetime, which provided for the allocation between them of those assets acquired from Farberware Inc., which had not been acquired by Lifetime directly from Farberware Inc. the granting of a long-term license to Lifetime for use of the Farberware name in connection with an extensive list of products, the granting to Lifetime of long-term exclusive rights to operate Farberware outlet stores, the reservation of certain exclusive rights to Far-B (including exclusive rights to use of the Farberware name for corporate purposes and for the marketing of cookware and bakeware products as well as electric products) and for the future formation of a joint venture to administer certain licensing rights.

     On June 27, 1996, the Company's Farberware Inc. subsidiary (formerly Far-B) ("Farberware") entered into a license agreement with Meyer Marketing Co. Ltd. ("Meyer") pursuant to which Meyer was granted for a term of 200 years (i) an exclusive worldwide license to use and exploit the Farberware name and certain related intellectual property rights in connection with the sourcing, manufacture and distribution of cookware and bakeware products for home use and commercial, industrial and institutional size pots, pans and roasters, and (ii) non-exclusive (shared) rights to use certain Farberware technology and other intellectual property. For such grant, Meyer made a one-time payment to the Company of $25.5 million, which resulted in recognition by the Company of $11.9 million of non-recurring income. Under the terms of the licensing agreement, the Company has no further obligation with respect to the amount paid by Meyer. As such, the entire proceeds received were recognized as revenue. On July 12, 1996, Farberware granted to a major retail chain the exclusive license to use and exploit the Farberware name and related intellectual property in connection with the sourcing, manufacture, marketing and sale of certain electric products for annual royalty payments. On October 25, 1996 Farberware granted to FCI Corp. a license to use and exploit the Farberware name in connection with the sourcing, manufacturing, marketing and sale of certain Commercial Products (defined as six specified commercial urns and one specified commercial convection oven plus cookware, bakeware and electric products developed by the Licensee solely and exclusively for commercial, industrial or institutional use with the prior written approval of Farberware) for the payment of annual royalties. Pursuant to an agreement made with Lifetime Hoan Corporation ("LHC") contemporaneously with the agreement for acquisition of assets of Farberware Inc., the Company and LHC agreed to share the rights to receive, and the obligation to pay certain commissions in respect of, royalties under specified license agreements assigned to the Company by the prior owner of the Farberware trade name. Through a joint venture to be, but which has not yet been, formally established pursuant to the agreement with LHC and subject to certain intellectual property rights that the Company has reserved exclusively for itself, the Company and LHC expect to continue to grant licenses to third parties for use of the Farberware trade name. The Company itself also intends to market specific products from time to time under the Farberware trade name. The agreement with LHC provides that for a period of sixty days following a change of control of either Syratech or LHC, the other co-owner of the joint venture will have the right to require the co-owner that has experienced the change in control to set a price for a one-half interest in the venture, and thereupon the other co-owner (i.e., the one that has not experienced a change of control) can elect either to buy its co-owner's interest at the price so set or to sell its own interest at such price to the co-owner that set it.

     On February 3, 1997 the Company, Farberware, and Lifetime reached an agreement (the "Settlement Agreement"), with USI and Bruckner Manufacturing Corp. (formerly Farberware Inc., the USI subsidiary)("BMC") to settle all previous outstanding legal disputes arising out of the Farberware asset purchase agreement and the manufacturing services agreement. The Settlement Agreement provides for no change to the aggregate consideration paid for the acquired assets, and eliminates certain restrictions on the disposition of acquired tools, machinery and equipment. The Company expects to recognize a gain of approximately $2.5 million before taxes in 1997 on the disposition and sale of certain of the tools and equipment. Under the terms of the Settlement Agreement, Farberware will receive certain finished goods inventory at no cost which the Company estimates has a net realizable value of approximately $1.2 million, and agreed to pay for certain finished goods inventories purchased under the manufacturing services agreement. The Settlement Agreement also resolved outstanding claims and disputes related to purchase price adjustments, trade accounts receivable, advertising commitments, and the administration of consumer warranties.

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

     The Company has given a Guaranty (limited to $4 million), dated as of May 21, 1996, of the obligations of FF Holding Company, FFSC, Inc. and certain related entities to The CIT Group/Business Credit, Inc. under a certain debtor in possession financing agreement dated May 21, 1996 and, at the request of the Company, NationsBank N.A. (South) has issued its letter of credit, dated May 21, 1996 in the amount of $4 million to CIT Group/Business Credit, Inc. to secure the Company's aforesaid guaranty. Certain funds which are affiliates of the Thomas H. Lee Company are creditors of FFSC, Inc. See "Agreement and Plan of Merger" below.

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

  Potpourri Press

     On November 26, 1996, a wholly-owned subsidiary of the Company acquired inventory, tangible property, intellectual property rights, certain key records (including customer lists, customer files, supplier information, catalogs) and certain contract rights (selected by the Company's subsidiary) of Potpourri Press, a North Carolina-based manufacturer of Christmas products for a purchase price of approximately $2.3 million plus a $0.2 million promissory note.

  Syroco

     On April 11, 1995, pursuant to an agreement entered into on March 28, 1995, the Company, through its subsidiary, Syratech Holding Corporation, sold Syroco, Inc. ("Syroco"). The net proceeds received after costs of the sale and income taxes were $133.9 million. On September 25, 1995, the Company reached a final settlement regarding the sale of Syroco. Under the terms of the settlement, the Company reacquired certain assets and reassumed certain liabilities of Syroco which have been recorded at their estimated net fair value amounting to $1.8 million at December 31, 1995. The Company does not expect that the liquidation of the assets will have a material effect on the previously recognized gain on disposal. The sale resulted in the discontinuance of the Company's casual furniture and accessories business and resulted in an after tax gain on disposal of $30.5 million which was recognized in the second quarter of 1995. The assets and liabilities relating to the discontinued business are included in the caption, net assets of discontinued operations, in the Consolidated Balance Sheets at December 31, 1994 and 1995. The results of operations for the discontinued segment are included in discontinued operations in the Consolidated Income Statements and Statements of Cash Flows for the years ended December 31, 1994 and 1995.

AGREEMENT AND PLAN OF MERGER

     On October 23, 1996, the Company and THL I, entered into the Merger Agreement (which was restated on November 27, 1996 and was further amended on February 14, 1997) and pursuant to which THL I will be merged into the Company. Pursuant to the transaction, stockholders of the Company will receive $32 in cash for each share of Syratech Common Stock owned by them (other than Leonard Florence who will receive $28 per share) or may elect to receive a portion of their consideration by retaining stock of the surviving entity.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales of the Company for each of the periods presented.

                                                                   PERCENTAGE OF NET SALES
                                                              ---------------------------------
                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                              1994          1995          1996
                                                              -----         -----         -----
Net Sales.................................................    100.0%        100.0%        100.0%
Cost of sales.............................................     71.0          70.7          71.6
                                                              -----         -----         -----
  Gross profit............................................     29.0          29.3          28.4
Selling, general and administrative expenses..............     21.5          20.2          21.3
Other operating income (1)................................                                  1.4
                                                              -----         -----         -----
  Income from operations..................................      7.5           9.1           8.5
Interest income (expense), net............................     (0.3)          2.7          (0.9)
Other income (2)..........................................                                  4.4
                                                              -----         -----         -----
  Income before income taxes..............................      7.2          11.8          12.0
Provision for income taxes................................      1.9           4.0           4.5
                                                              -----         -----         -----
  Income from continuing operations.......................      5.3%          7.8%          7.5%
                                                              =====         =====         =====

---------------
(1) Includes income from the sale of Farberware inventory and other operating income, net of certain selling, general and administrative expenses.

(2) Consists of non-recurring pre-tax income related to licensing the Farberware name on cookware and bakeware.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales increased 59.8% to $270.9 million for the year ended December 31, 1996 from 169.5 million for the year ended December 31, 1995. Excluding the impact of acquisitions of businesses and productlines completed in 1996, net sales increased 8.1%. This increase reflects primarily increased sales volume of giftware items (including seasonal items, picture frames and silver plated items) and of sterling silver flatware. The changes in product prices did not materially impact net sales.

     Gross profit increased 54.6% to $76.8 million for the year ended December 31, 1996 from $49.7 million for the year ended December 31, 1995. Gross profit as a percentage of sales was 28.4% for the year ended December 31, 1996 compared to 29.3% for the year ended December 31, 1995. The decrease in gross profit percentage was primarily a result of the acquisition of Rauch, which gross profit margin is lower than that of certain of the Company's other product lines and a $1.3 million nonrecurring compensation expense charge related to the transfer of shares to one of the executive officers. See note 11 to the Company's consolidated financial statements. Partially offsetting this decrease was the gross profit on the recently acquired high end Silvestri seasonal productline. Excluding the impact of acquisitions, the gross profit percentage was 30.3% for the year ended December 31, 1996. This increase in gross profit percentage, exclusive of acquisitions, was due to increased sterling flatware sales which have a higher profit margin than other tabletop and giftware items and also to a change in product mix in the giftware lines to higher margin items including frames and certain seasonal products. The increase in gross profit margin was not materially impacted by change in product prices.

     Selling, general and administrative expenses ("S,G & A expenses") increased to 21.3% as a percentage of net sales or $57.7 million for the year ended December 31, 1996 from 20.2% or $34.2 million for the year ended December 31, 1995. S,G & A expenses were $39.5 million or 21.5% as a percentage of net sales excluding S,G & A expenses incurred at Rauch, Silvestri, C.J. Vander and Potpourri. These acquired companies had $18.2 million of S,G & A expenses including the allocation of existing and continuing corporate expenses. Substantial resources were dedicated and additional expenses were incurred as a result of acquiring productlines, integrating functions (including selling and marketing, customer service and general and administrative functions) and in the case of Farberware, general and administrative costs of disposing of the productline during 1996. Allocated corporate costs incurred to sell the Farberware product line of $2.6 million are not included in the other operating income line and are included in the Company's S,G & A expenses. Also included in S,G & A expenses in 1996 was $2.6 million of nonrecurring compensation expense related to the transfer of shares to two other executive officers. See note 11 to the Company's consolidated financial statements.

     Income from operations increased 49.6% to $23.1 million in the year ended December 31, 1996. Included in income from operations for the year ended December 31, 1996, was $3.5 million, net of certain S,G & A expenses, from the disposal of Farberware inventory. The Company does not expect to incur any loss on the disposal of the remaining Farberware inventory at December 31, 1996 of $3.3 million.

     Interest expense, net was $2.4 million for the year ended December 31, 1996 compared to interest income, net of $4.6 million for the year ended December 31, 1995. This change results from a reduction in invested cash used to purchase and retire 3,064,751 shares of the Company's Common Stock, for recent acquisitions and for seasonal working capital needs.

     The provision for income taxes was $12.2 million for the year ended December 31, 1996 compared to $6.9 million for the year ended December 31, 1995. The effective income tax rate was 37.5% for the year ended December 31, 1996 compared to 34.3% for the year ended December 31, 1995. This increase in the effective income tax rate in 1996 is due to a higher proportion of income earned in tax jurisdictions with higher income tax rates, including but not limited to the Farberware income.

     Net income for the year ended December 31, 1996, all of which was income from continuing operations, was $20.4 million or $2.32 per share, on shares of 8,799,000, compared to income from continuing operations of $13.2 million, or $1.12 per share, on shares of 11,803,000, for the year ended December 31, 1995. The year ended December 31, 1996 included non-recurring pre-tax income of $11.9 million, net of costs, resulting from a license agreement. Net income for the year ended December 31, 1995 was $46.2 million or $3.91 per share. The year ended December 31, 1995 included income from discontinued operations, net of income taxes, of $2.6 million and the gain on sale of Syroco, Inc. of $30.5 million totaling $2.79 per share.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net sales increased by 15.1% to $169.5 million in 1995 from $147.3 million in 1994 primarily due to increased sales volume as a result of expanded product offerings within the giftware line, as well as increased demand for the Company's giftware products and an increase in its seasonal product category. Changes in product prices did not materially impact net sales. The Company's sales increased despite a difficult retail environment in 1995.

     The Company's gross profit increased 16.4% to $49.7 million in 1995 from $42.7 million in 1994. The gross profit as a percentage of net sales increased to 29.3% in 1995 from 29.0% in 1994. This increase is due primarily to improved product mix in the giftware lines.

     Selling, general and administrative expenses increased to $34.2 million in 1995 from $31.6 million in 1994 but decreased as a percentage of net sales to 20.2% in 1995 from 21.5% in 1994. The decrease of 1.3 percentage points is due to the Company's cost reduction program following the sale of Syroco.

     Income from operations increased 39.4% to $15.4 million in 1995 from $11.1 million in 1994 as a result of the factors discussed above.

     Interest income, net, was $4.6 million in 1995 compared to net interest expense of $0.5 million in 1994. Interest income was earned primarily as a result of investing the net proceeds from the sale of Syroco in short-term, investment grade securities.

     The provision for income taxes in 1995 was $6.9 million compared with $2.8 million in 1994. The effective income tax rate increased to 34.3% in 1995 from 26.0% in 1994. The 1995 effective income tax rate increased primarily due to an increase in the proportion of the Company's earnings in tax jurisdictions with higher tax rates, primarily interest income earned in the United States.

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

     Net cash provided by operating activities for the year ended December 31, 1996 was approximately $23.8 million. The primary sources of cash were the decrease in marketable securities as a result of the repayment of temporary borrowings used to effect the Katy Stock Repurchase and income generated which includes the non-recurring pre-tax Farberware gain of $11.9 million. Partially offsetting these sources was acquisition related increases in accounts receivable and inventories.

     At December 31, 1996, accounts receivable increased to $60.0 million from $31.9 million at December 31, 1995. This increase is primarily the result of sales of Farberware inventory, seasonality, the recent acquisitions and increased sales volume in the tabletop and giftware product lines. The increase in inventory from $41.2 million at December 31, 1995 to $79.4 million at December 31, 1996 is due to recent acquisitions, including purchased Farberware inventory. During 1996, $23.8 million was collected from the final settlement agreement for the Rauch fire loss which occurred prior to the Company's acquisition of Rauch.

     The Company's working capital requirements are seasonal and tend to be highest in the period from September through December due to the Christmas selling season. Accounts receivable tend to decline during the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September. This seasonality has increased as a result of the acquisition of Rauch and the Silvestri product line.

     Capital expenditures were approximately $15.1 million for the year ended December 31, 1996. These expenditures were primarily for a warehouse in South Carolina, computer software and hardware, improvements at the Company's East Boston facility, machinery, tools and dies for the Company's manufacturing facilities and for a building and equipment for C.J. Vander.

     The Company expects capital expenditures for the year ended December 31, 1997 to be approximately $17 million, including land and construction costs for a warehouse facility on the West Coast, and the cost of certain machinery and equipment for Rauch.

     On December 29, 1995, the Company effected the Katy Stock Repurchase. The aggregate purchase price of $52.1 million represented approximately $17 per share. The purchase was substantially financed by the issuance of two promissory notes due January 2, 1996 to subsidiaries of Katy and the assumption of short term bank debt, all aggregating $51.7 million. The two promissory notes and the short-term bank debt were paid on January 2, 1996.

     Effective October 31, 1996, the Company's Loan Agreement was amended to add Rauch, Farberware and Silvestri as borrowers and limited total borrowings, including amounts reserved for drawings on letters of credit, to $100.0 million through December 31, 1996 and thereafter to $60.0 million until the earlier of April 30, 1997 or the completion of refinancing contemplated with respect to the Merger. As of December 31, 1996, the amount of outstanding borrowings under the Loan Agreement was $5.9 million.

     The revolving credit facility of one of the Company's Puerto Rican subsidiaries expired on May 30, 1996; however, the Company received a letter of commitment increasing the line from $4.0 million to $10.0 million and extending it to May 31, 1997. On October 15, 1996, the Puerto Rican subsidiary and the lender entered into an Amended and Restated Line of Credit Agreement increasing the facility to $10.0 million and renewing it to May 31, 1997. As of December 31, 1996, the amount of outstanding borrowings under the line was $0.6 million.

     On December 31, 1996, credit availability, net of $10.3 million of outstanding letters of credit, under the Company Loan Agreement and the Puerto Rican subsidiary's line totaled $83.8 million and $9.4 million, respectively. On January 1, 1997, the availability under the Company Loan Agreement is reduced by $40.0 million.

     Upon consummation of the Merger, the Company would have on a pro forma basis (as of December 31, 1996) outstanding debt of approximately $162.3 million plus up to $18.0 million of Cumulative Redeemable Preferred Stock which accrues at 12% per annum. The transaction is expected to close in the first half of 1997. It is intended that the transaction will be accounted for as a recapitalization.

     The Company believes that the 1996 acquisitions of the businesses and product lines together with the growth in the Company's existing businesses will generate sufficient income from operations to cover the increased level of interest to be incurred as a result of the Merger and allow the Company to remain profitable. The Company has already begun to capitalize on the synergies of the newly acquired businesses. As the new acquisitions continue to be integrated with the core business, and with each other, cost savings are expected to be realized as redundant functions, services and facilities are eliminated. In addition, the construction of the West Coast warehouse and distribution facility is expected to create significant savings beginning in 1998 when the warehouse becomes operational.

     The Company believes that funds generated from operations and borrowings available under existing revolving loan facilities will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under its operating leases) and fund planned capital expenditures through December 31, 1998.

ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period. During the year ended December 31, 1996, the Company did not grant any options to purchase shares of common stock to non-employees.

     Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Deloitte & Touche LLP.......................................................   22
Consolidated Financial Statements:
Consolidated balance sheets as of December 31, 1995 and December 31, 1996.............   23
Consolidated income statements for the years ended December 31, 1994, December 31,
  1995 and December 31, 1996..........................................................   24
Consolidated statements of stockholders' equity for the years ended December 31, 1994,
  December 31, 1995 and December 31, 1996.............................................   25
Consolidated statements of cash flows for the years ended December 31, 1994, December
  31, 1995 and December 31, 1996......................................................   26
Notes to consolidated financial statements............................................   27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Syratech Corporation:

     We have audited the accompanying consolidated balance sheets of Syratech Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syratech Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 7, 1997 (February 14, 1997 as to Note 15)

                     SYRATECH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                            ---------------------
                                                                NOTES         1995         1996
                                                            -------------   --------     --------
ASSETS                                                               1, 7
Current assets:
  Cash and equivalents....................................                  $ 78,493     $  3,605
  Marketable securities...................................              4     30,561           --
  Accounts receivable, net................................             12     31,893       60,020
  Inventories.............................................              5     41,151       79,355
  Deferred income taxes...................................              8      5,105        8,940
  Prepaid expenses and other..............................             10      1,602        3,803
  Net assets of discontinued operations...................              3      1,834           --
                                                                            --------     --------
          Total current assets............................                   190,639      155,723
  Property, plant and equipment, net......................              6     29,560       63,955
  Purchase price in excess of net assets acquired.........                        --        7,032
  Other assets............................................                       367          544
                                                                            --------     --------
          Total...........................................                  $220,566     $227,254
                                                                            ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving loan facilities and notes payable.............              7   $ 51,735     $  6,636
  Accounts payable........................................             12      6,438        9,689
  Accrued expenses........................................                     4,436       11,049
  Accrued compensation....................................             11      2,478        4,228
  Accrued advertising.....................................              1      1,991        3,273
  Income taxes payable....................................           1, 8      1,511          930
                                                                            --------     --------
          Total current liabilities.......................                    68,589       35,805
Deferred income taxes.....................................        1, 2, 8      3,657       17,706
Pension liability.........................................             10      1,724        3,288
Other long-term liabilities...............................             11         --          207
Commitments and contingencies.............................      9, 10, 14
Stockholders' equity:                                           1, 11, 15
  Preferred stock, $.10 par value, 500,000 shares
     authorized; no shares issued or outstanding (135,000
     shares are designated Series A Preferred Stock)......                        --           --
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 8,667,249 and 8,695,449 shares issued in
     1995 and 1996, respectively..........................                        87           87
  Additional paid-in capital..............................                     9,699       12,480
  Retained earnings.......................................              7    136,728      157,117
  Cumulative translation adjustment.......................                        85          567
  Less: Treasury stock; 218 shares, at cost...............                        (3)          (3)
                                                                            --------     --------
          Total stockholders' equity......................                   146,596      170,248
                                                                            --------     --------
          Total...........................................                  $220,566     $227,254
                                                                            ========     ========

                See notes to consolidated financial statements.

                     SYRATECH CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                                                     NOTES       1994         1995         1996
                                                     -----     --------     --------     --------
Net sales..........................................  1         $147,291     $169,520     $270,931
Cost of sales......................................             104,600      119,836      194,113
                                                               --------     --------     --------
          Gross profit.............................              42,691       49,684       76,818
Selling, general and administrative expenses.......              31,613       34,239       57,664
Other operating income.............................  2, 12           --           --        3,948(1)
                                                               --------     --------     --------
          Income from operations...................              11,078       15,445       23,102
Interest expense...................................  7             (559)        (287)      (3,150)
Interest income....................................  4               98        4,881          771
Other income.......................................  2               --           --       11,900(2)
                                                               --------     --------     --------
          Income before provision for income
            taxes..................................              10,617       20,039       32,623
Provision for income taxes.........................  1, 8         2,758        6,863       12,234
                                                               --------     --------     --------
          Income from continuing operations........               7,859       13,176       20,389
Discontinued operations:
  Income from discontinued operations net of income
     taxes of $7,421 and $1,645, respectively......  3           12,068        2,572           --
  Gain on sale of Syroco, Inc., net of income taxes
     of $16,599....................................  3               --       30,451           --
                                                               --------     --------     --------
          Net income...............................            $ 19,927     $ 46,199     $ 20,389
                                                               ========     ========     ========
Earnings per share:                                  1
  Continuing operations............................            $    .67     $   1.12     $   2.32
  Discontinued operations..........................                1.02         2.79           --
                                                               --------     --------     --------
          Net income...............................            $   1.69     $   3.91     $   2.32
                                                               ========     ========     ========
Weighted average common and common equivalent
  shares outstanding...............................  1           11,809       11,803        8,799
                                                               ========     ========     ========

---------------

(1) Consists of income from the sale of Farberware inventory and other operating income, net of certain selling, general and administrative expenses.

(2) Consists of non-recurring pre-tax income related to licensing the Farberware name on cookware and bakeware.

                See notes to consolidated financial statements.

                     SYRATECH CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                COMMON STOCK       ADDITIONAL               CUMULATIVE
                             -------------------    PAID-IN     RETAINED    TRANSLATION   TREASURY
                               SHARES     AMOUNT    CAPITAL     EARNINGS    ADJUSTMENT     STOCK      TOTAL
                             ----------   ------   ----------   ---------   -----------   --------   --------
Balance, January 1, 1994...  11,649,432    $116     $ 60,214    $  70,602      $  76        $ (3)    $131,005
Exercise of stock
  options..................      38,200                  297                                              297
Compensation related to
  stock options............                              116                                              116
Tax effect of stock
  options..................                              746                                              746
Net income.................                                        19,927                              19,927
Translation adjustment.....                                                        9                        9
                             ----------    ----      -------     --------       ----         ---     --------
Balance, December 31,
  1994.....................  11,687,632     116       61,373       90,529         85          (3)     152,100
Exercise of stock
  options..................      44,150       1          326                                              327
Compensation related to
  stock options............                              102                                              102
Tax effect of stock
  options..................                              (78)                                             (78)
Purchase of common stock
  for retirement (Note
  11)......................  (3,064,751)    (30)     (52,024)                                         (52,054)
Net income.................                                        46,199                              46,199
                             ----------    ----      -------     --------       ----         ---     --------
Balance, December 31,
  1995.....................   8,667,031      87        9,699      136,728         85          (3)     146,596
Exercise of stock
  options..................      28,200                  202                                              202
Compensation related to
  stock options............                               78                                               78
Tax effect of stock
  options..................                              250                                              250
Transfer of shares (Note
  11)......................                            2,338                                            2,338
Rights redemption (Note
  11)......................                              (87)                                             (87)
Net income.................                                        20,389                              20,389
Translation adjustment.....                                                      482                      482
                             ----------    ----      -------     --------       ----         ---     --------
Balance, December 31,
  1996.....................   8,695,231    $ 87     $ 12,480    $ 157,117      $ 567        $ (3)    $170,248
                             ==========    ====      =======     ========       ====         ===     ========

                See notes to consolidated financial statements.

                     SYRATECH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                     1994      1995      1996
                                                                    -------   -------   -------
Cash flow from operating activities:
Net income........................................................  $19,927   $46,199   $20,389
Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
  Depreciation and amortization...................................    3,270     3,253     4,767
  Deferred income taxes...........................................     (452)   (2,229)   (2,756)
  Acquisition of Farberware assets................................       --        --    (9,500)
  Disposal of Farberware assets...................................       --        --    13,600
  Farberware electrics license....................................       --        --       500
  Transfer of shares..............................................       --        --     3,655
  Pension liability...............................................      208     1,155     1,564
  Compensation related to stock options...........................      116       102        78
  Gain (loss) on disposal of assets and other.....................        8         3       (17)
  Increase (decrease) in cash, net of effect of businesses
     acquired:
       Marketable securities......................................       --   (30,561)   30,561
       Accounts receivable........................................   (7,984)   (3,649)  (18,356)
       Inventories................................................   (6,590)     (817)  (17,106)
       Prepaid expenses and other.................................      711    (1,446)     (471)
       Accounts payable and accrued expenses......................    4,155       595    (2,870)
       Income taxes payable.......................................    3,699    (2,306)   (2,095)
     Discontinued operations......................................  (27,660)  (49,915)    1,834
                                                                    -------   -------   -------
Net cash provided by (used in) operating activities...............  (10,592)  (39,616)   23,777
                                                                    -------   -------   -------
Cash flows from investing activities:
Purchases of property, plant and equipment........................   (2,603)   (2,679)  (15,125)
Net proceeds from sale of Syroco, Inc.............................       --   133,931        --
Proceeds from disposal of assets..................................      336        --        66
Insurance claim proceeds..........................................       --        --    23,771
Acquisitions of businesses, net of cash acquired..................       --        --   (48,540)
Other.............................................................     (529)       61      (186)
                                                                    -------   -------   -------
Net cash provided by (used in) investing activities...............   (2,796)  131,313   (40,014)
                                                                    -------   -------   -------
Cash flows from financing activities:
Change in revolving loan facilities and notes payable.............   11,944   (14,504)  (59,075)
Repayment of borrowings...........................................   (1,624)     (875)     (300)
Tax effect on stock options.......................................      746       (78)      250
Exercise of stock options.........................................      297       327       202
Deferred financing costs and other................................       62        60       (24)
                                                                    -------   -------   -------
Net cash provided by (used in) financing activities...............   11,425   (15,070)  (58,947)
                                                                    -------   -------   -------
Effect of exchange rate changes on cash and equivalents...........       --        --       296
                                                                    -------   -------   -------
Net increase (decrease) in cash and equivalents...................   (1,963)   76,627   (74,888)
Cash and equivalents, beginning of year...........................    3,829     1,866    78,493
                                                                    -------   -------   -------
Cash and equivalents, end of year.................................  $ 1,866   $78,493   $ 3,605
                                                                    =======   =======   =======

                See notes to consolidated financial statements.

                     SYRATECH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS

     Syratech Corporation designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products, including: sterling silver, silverplated and stainless steel flatware; sterling silver, silverplated and brass holloware; picture frames and photo albums; glassware, woodenware and ceramics; fine porcelain boxes; figurines, waterglobes and Christmas ornaments, trim, lighting and tree skirts.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation

     The consolidated financial statements include the accounts of Syratech Corporation and its subsidiaries (the Company), Syratech Holding Corporation and its subsidiaries, Syratech Security Corporation, Wallace International Silversmiths, Inc. and its subsidiaries (Wallace), Leonard Florence Associates, Inc. (LFA), Towle Manufacturing Company and its subsidiaries (Towle), Rauch Industries, Inc. and its subsidiaries (Rauch), Silvestri Inc. and subsidiaries (Silvestri), Syratech (H.K.) Ltd. and its subsidiaries (Syratech H.K.). All significant intercompany balances and transactions have been eliminated.

  Adoption of New Accounting Pronouncements

     Effective January 1, 1996, the Company adopted, prospectively, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a significant effect on the Company's consolidated financial position or results of operations for the year ended December 31, 1996.

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting For Stock-Based Compensation." As permitted by SFAS No. 123, the Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required by SFAS No. 123, for stock option grants to non-employees, the Company calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period. During the year ended December 31, 1996, the Company did not grant any options to purchase shares of common stock to non-employees.

  Marketable Securities

     The Company's marketable securities have been classified as trading securities and are carried at their fair value on the consolidated balance sheet.

  Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

                     SYRATECH CORPORATION AND SUBSIDIARIES

  Revenue Recognition

     Revenue is recognized when products are shipped. The Company provides allowances for estimated doubtful accounts and sales returns based on historical experience and evaluation of specific accounts. Such allowances, excluding amounts related to Farberware Inc. (see Note 2), were comprised of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995         1996
                                                                   ------       ------
        Sales returns and allowances.............................  $2,604       $3,501
        Doubtful accounts........................................   1,603        1,861
                                                                   ------       ------
                                                                   $4,207       $5,362
                                                                   ======       ======

  Customers

     Substantially all customers are retailers. No base of customers in one geographic area constitutes a significant portion of sales. No single customer represented 10% or greater of consolidated net sales in 1994, 1995 or 1996.

  Inventories

     Inventories are stated at the lower of cost or market. Two subsidiaries determine cost on the last-in, first-out (LIFO) method for silver and certain non-silver inventories. For all other inventories, cost is determined on the first-in, first-out (FIFO) method.

  Property, Plant and Equipment

     Purchased property, plant and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease term. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets and over the terms, if shorter, of the related leases, as follows:

                                                                       YEARS
                                                                      --------
                Buildings and improvements..........................   4 to 39
                Tools and dies......................................   3 to 10
                Machinery and equipment.............................   3 to 10
                Other...............................................   3 to 10

  Purchase Price in Excess of Net Assets Acquired

     Purchase price in excess of net assets acquired is amortized using the straight-line method over 30 years (Note 2). The Company evaluates the carrying value of goodwill based upon current and anticipated net income and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value.

  Other Assets

     Other assets consist principally of deposits, deferred fees, deferred financing costs and deferred long-term rent. Deferred financing costs are being amortized using the straight-line method over the terms of the related loans. Accumulated amortization aggregated approximately $100 and $125 at December 31, 1995 and 1996 respectively.

                     SYRATECH CORPORATION AND SUBSIDIARIES

  Advertising Costs

     Advertising costs are charged to operations when incurred. These costs totaled $3,035, $3,064 and $3,690 in the years ended December 31, 1994, 1995 and 1996, respectively.

  Financial Instruments

     The carrying values of cash and equivalents, accounts receivable, accounts payable and borrowings under revolving credit facilities approximate fair value due to the short-term nature of these instruments.

  Income Taxes

     The Company and its domestic subsidiaries (except for Wallace's Puerto Rican subsidiaries) file a consolidated federal income tax return. The Puerto Rican subsidiaries file separate returns in accordance with Section 936 of the Internal Revenue Code. Deferred income taxes are provided for certain income and expense items which are accounted for differently for financial reporting and income tax purposes.

  Foreign Currency Translation

     Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and income and expense items are translated at the average rates of exchange prevailing during each year. The effects of foreign currency fluctuations on the foreign subsidiaries assets and liabilities have been reflected as a separate component of stockholders' equity. Transaction gains and losses have been insignificant.

  Earnings Per Share

     Earnings per share are computed based on the weighted average common and common equivalent shares outstanding during each period presented. Common stock equivalents include common stock options (treasury stock method). Primary and fully diluted earnings per share are the same for each of the periods presented.

  Reclassification

     Certain prior year amounts have been reclassified to conform with the 1996 presentation.

  Cash Flow Information

     Supplemental cash flow information is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1994      1995      1996
                                                                -------   -------   -------
    Cash paid during the year for:
      Interest................................................  $   827   $   268   $ 2,383
                                                                =======   =======   =======
      Income taxes............................................  $10,741   $30,593   $16,791
                                                                =======   =======   =======
    Supplemental schedule of non-cash investing and financing
      activities:
      Purchase of common stock for retirement, financed by
         issuance of promissory notes and assumption of bank
         debt.................................................            $51,735
                                                                          =======
      Rights redemption obligation............................                      $    87
                                                                                    =======
      Share transfer by principal stockholder.................                      $ 2,338
                                                                                    =======

                     SYRATECH CORPORATION AND SUBSIDIARIES

2.  ACQUISITIONS

  Acquisitions of Businesses

     On February 15, 1996, the Company, through an indirect wholly owned subsidiary, acquired the outstanding shares of Rauch for approximately $49,626 including costs of the transaction. The acquisition was accounted for under the purchase method of accounting, and the results of operations of Rauch have been included with the results of the Company from February 15, 1996.

     The purchase price in excess of net assets acquired of $7,224 is being amortized on the straight line basis over 30 years. Rauch is a leading domestic manufacturer and marketer of Christmas and other seasonal products, in particular glass and satin tree ornaments. During 1996, the Company received $23,771 in connection with an insurance claim relating to a 1994 fire at Rauch. The allocation of purchase price is as follows:

        Cash paid to Rauch shareholders...................................  $ 48,042
        Acquisition costs incurred........................................     1,584
                                                                            --------
        Total purchase price..............................................  $ 49,626
                                                                            ========
        Allocated to:
          Cash............................................................  $  2,084
          Accounts receivable.............................................     8,461
          Insurance receivable............................................    23,771
          Inventories.....................................................    19,206
          Deferred income taxes...........................................     2,518
          Prepaid expenses and other......................................       983
          Property, plant and equipment, net..............................    23,081
          Other assets....................................................        89
          Purchase price in excess of net assets required.................     7,224
          Current liabilities.............................................   (22,303)
          Deferred income taxes...........................................   (15,488)
                                                                            --------
                                                                            $ 49,626
                                                                            ========

     The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1995.

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                     1995           1996
                                                                   --------       --------
    Net sales....................................................  $228,439       $271,540
                                                                   ========       ========
    Income from continuing operations............................  $ 15,316       $ 19,657
                                                                   ========       ========
    Net income...................................................  $ 48,339       $ 19,657
                                                                   ========       ========
    Earnings per share:
      Continuing operations......................................  $   1.30       $   2.23
                                                                   ========       ========
      Net income.................................................  $   4.10       $   2.23
                                                                   ========       ========

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

                     SYRATECH CORPORATION AND SUBSIDIARIES

  Acquisition of Assets

     In February of 1996, the Company entered into an agreement to acquire certain assets, including a major portion of the tangible assets, intellectual property and the corporate name, of Farberware Inc. ("Farberware Inc.").

     Effective April 2, 1996, the Company, through its indirect wholly-owned subsidiary, Far-B Acquisition Corp. ("Far-B"), together with Lifetime Hoan Corporation ("Lifetime") acquired certain assets from Farberware Inc., a subsidiary of U.S. Industries, Inc. The Company and Lifetime are not affiliates.

     Farberware Inc. was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by Far-B and Lifetime was $45,771, subject to adjustment, of which Far-B paid approximately, $32,611. The amount of the adjustment was the subject of a dispute which was settled on February 3, 1997. The assets acquired by the Company included certain of the inventory, the tradename "Farberware" and the intellectual property (including the intellectual property that relates to cookware and bakeware and electric products other than major kitchen appliances) and certain tools and dies and machinery and equipment. Effective April 2, 1996, the Company, through Far-B, entered into a manufacturing services agreement with Farberware Inc. for transitional manufacturing services for certain finished goods previously produced by Farberware Inc. The Company entered into the manufacturing services agreement in part to provide continuity of product during a transition period in order to protect the strength of the Farberware name in the marketplace. The manufacturing services agreement has terminated.

     Upon disposal of the acquired inventory, the Company will not manufacture or sell Farberware cookware and bakeware products or noncommercial electric products. Accordingly, net sales for the year ended December 31, 1996 exclude revenue from sales of Farberware inventory, and $3,948, net of certain selling, general and administrative expenses, from these sales has been recorded as other operating income. At December 31, 1996, accounts receivable, net and inventories of the Company included $4,972 and $3,289, respectively related to Farberware.

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

     On June 27, 1996, the Company's Farberware Inc. subsidiary (formerly Far-B) ("Farberware") entered into a license agreement with Meyer Marketing Co. Ltd. ("Meyer") pursuant to which Meyer was granted for a term of 200 years (i) an exclusive worldwide license to use and exploit the Farberware name and certain related intellectual property rights in connection with the sourcing, manufacture and distribution of cookware and bakeware products for home use and commercial, industrial and institutional size pots, pans and roasters, and (ii) non-exclusive (shared) rights to use certain Farberware technology and other intellectual property. For such grant, Meyer made a one-time payment to the Company of $25,500 which resulted in recognition by the Company of $11,900 of non-recurring income. Under the terms of the licensing agreement, the Company has no further obligation with respect to the amount paid by Meyer. As such, the entire proceeds received were recognized as revenue in the second quarter of 1996. On July 12, 1996, Farberware granted to a major retail chain the exclusive license to use and exploit the Farberware name and related intellectual property in connection with the sourcing, manufacture, marketing and sale of certain electric products for annual royalty payments. On October 25, 1996 Farberware granted to FCI Corp. a license to use and exploit the Farberware name in connection with the sourcing, manufacturing, marketing and sale of certain commercial products (defined as six specified commercial urns and one specified commercial convection oven plus cookware,

                     SYRATECH CORPORATION AND SUBSIDIARIES
bakeware and electric products developed by the Licensee solely and exclusively for commercial, industrial or institutional use with the prior written approval of Farberware) for the payment of annual royalties. See Note 12.

     On February 3, 1997 the Company, Farberware, and Lifetime reached an agreement (the "Settlement Agreement"), with Bruckner Manufacturing Corp. ("BMC") and U.S. Industries Inc. ("USI") to settle all previous outstanding legal disputes arising out of the Farberware Asset Purchase Agreement ("APA") and the Manufacturing Services Agreement ("MSA"). Under the terms of the Settlement Agreement, Farberware will receive certain finished goods inventory at no cost, and pay for certain finished goods inventories purchased under the MSA. Farberware will also receive a waiver of certain restrictions in the APA on disposing of tools, machinery, and equipment formerly used by BMC in the manufacture of Farberware products. The Company intends to sell the majority of the tools, machinery and equipment and will retain the remainder for use in its existing businesses. The settlement did not result in any adjustment to the original purchase price and no loss is expected to be incurred as a result of the settlement.

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

     The Corporation has given a Guaranty (limited to $4,000), dated as of May 21, 1996, of the obligations of FF Holding Company, FFSC, Inc. and certain related entities to The CIT Group/Business Credit, Inc. under a certain debtor in possession financing agreement dated May 21, 1996 and, at the request of the Company, NationsBank N.A. (South) has issued its letter of credit, dated May 31, 1996 in the amount of $4,000 to CIT Group/Business Credit, Inc. to secure the Company's aforesaid guaranty.

     On November 26, 1996, a wholly-owned subsidiary of the Company acquired inventory, tangible property, intellectual property rights, certain records (including customer lists, customer files, supplier information, catalogs) and certain contract rights of Potpourri Press, Inc., a North Carolina-based manufacturer and marketer of Christmas products, for a purchase price of approximately $2,300 plus a $240 promissory note (Note 7).

3.  DISCONTINUED OPERATIONS

     On April 11, 1995, pursuant to an agreement entered into on March 28, 1995, the Company, through its subsidiary, Syratech Holding Corporation, sold Syroco, Inc. ("Syroco"). The net proceeds received after costs of the sale and income taxes were $133,931. On September 25, 1995, the Company reached a final settlement regarding the sale of Syroco. Under the terms of the settlement, the Company reacquired certain assets and reassumed certain liabilities of Syroco which have been recorded at their estimated net fair value of $1,834 at December 31, 1995. The Company does not expect that the liquidation of the assets will have a material effect on the previously recognized gain on disposal. An after tax gain on disposal of Syroco of $30,451 was recognized in the second quarter of 1995.

     The sale resulted in the discontinuation of the Company's casual furniture and accessories business. The assets and liabilities relating to the discontinued business are included in net assets of discontinued operations in the consolidated balance sheets at December 31, 1995. The results of operations and cash flows for the discontinued segment are included in discontinued operations in the consolidated income statements and the consolidated statements of cash flows for years ended December 31, 1994, 1995 and 1996.

                     SYRATECH CORPORATION AND SUBSIDIARIES

     Net assets of discontinued operations at December 31, 1995 consisted of the following:

        Inventories, net...................................................  $ 1,778
        Property, plant and equipment, net.................................      227
        Other assets.......................................................      875
        Liabilities........................................................   (1,046)
                                                                             -------
                  Total....................................................  $ 1,834
                                                                             =======

     Operating results of the discontinued segment consisted of the following:

                                                               YEAR ENDED       THREE MONTHS
                                                              DECEMBER 31,     ENDED MARCH 31,
                                                                  1994              1995
                                                              ------------     ---------------
                                                                                 (UNAUDITED)
    Net sales...............................................    $ 94,883           $33,626
                                                                ========           =======
    Income before provision for income taxes................    $ 19,489           $ 4,217
    Provision for income taxes..............................       7,421             1,645
                                                                --------           -------
    Income from discontinued operations.....................    $ 12,068           $ 2,572
                                                                ========           =======

     The operating results of the discontinued segment exclude previously allocated corporate expenses.

4.  MARKETABLE SECURITIES

     At December 31, 1995, marketable securities consisted of $30,000 of short-term high grade notes having original maturities of six months. Marketable securities are carried at fair value which approximates cost plus accrued interest. Interest earned at December 31, 1995 but not paid, of $561, is included in interest income for the year ended December 31, 1995. There were no marketable securities at December 31, 1996.

5.  INVENTORIES

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1996
                                                                       -------     -------
    Inventories were comprised of the following:
    Raw Materials....................................................  $ 3,908     $ 9,020
    Work-in-process..................................................    1,744       5,980
    Finished goods...................................................   35,499      64,355
                                                                       -------     -------
              Total..................................................  $41,151     $79,355
                                                                       =======     =======

     Inventories would have been approximately $2,752 and $3,430 higher at December 31, 1995 and 1996, respectively, if the FIFO method had been used for all inventories. Decreases in LIFO inventory quantities had the effect of increasing consolidated net income by $4 in 1994, and decreasing consolidated net income by $59 in 1996. There were no decreases in LIFO inventory quantities in 1995.

                     SYRATECH CORPORATION AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment was comprised of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1996
                                                                     --------     --------
    Land and improvements..........................................  $  7,813     $  8,305
    Buildings and improvements.....................................    18,780       41,838
    Tools and dies.................................................    13,808       14,635
    Machinery and equipment........................................     6,046       25,388
    Other..........................................................     1,169        1,619
    Construction in progress.......................................     1,239        4,923
                                                                     --------     --------
         Total.....................................................    48,855       96,708
    Less: accumulated depreciation.................................   (19,295)     (32,753)
                                                                     --------     --------
      Net..........................................................  $ 29,560     $ 63,955
                                                                     ========     ========

     Capitalized interest was not material to the Company's consolidated financial statements.

     On January 17, 1997, the Company purchased a parcel of land in Mira Loma, California for $3,179. The Company plans to begin construction of a warehouse and distribution facility on this land in 1997.

7.  REVOLVING LOAN FACILITIES AND NOTES PAYABLE

  Revolving Loan Facilities

     Effective October 31, 1996, the Company's Amended and Restated Loan and Security Agreement (the "Company Loan Agreement") provides for maximum permitted borrowings of $100,000 through December 31, 1996 and to $60,000 until the earlier of April 30, 1997 or the completion of refinancing contemplated with respect to the Agreement and Plan of Merger with THL Transaction I Corp. (Note
15). Interest on borrowings is charged at the bank's prime rate less .75% (7.5% at December 31, 1996) or at an option to borrow at 1.0% over the Eurodollar rate (6.53% using the 30 day Eurodollar rate, at December 31, 1996). The weighted average interest rate on borrowings outstanding under this facility for the year ended December 31, 1996 was 7.29%. The Company Loan Agreement as amended expires on April 30, 1997. At December 31, 1996, there was $5,878 outstanding under the Company Loan Agreement and credit availability (net of letters of credit outstanding) was $83,770. On January 1, 1997 availability was reduced by $40,000. Borrowings are collateralized by substantially all of the assets of the Company and its subsidiaries with the exception of C.J. Vander. The Company Loan Agreement restricts the payment of cash dividends to 33 1/3% of net income for the prior year. In addition, it limits repurchases of the Company's outstanding capital stock and capital expenditures, and contains covenants which require, among other things, minimum levels of consolidated tangible net worth and the maintenance of certain financial ratios. In December 1995, the restriction to repurchase outstanding capital stock was modified to allow the Company to repurchase all of the 3,064,751 shares of the Company's stock owned by affiliates of Katy Industries, Inc. (the "Katy Stock Repurchase"). The agreement was modified in December 1995 to permit the acquisition of Rauch referred to in
Note 2. During 1996, further modifications were made to permit the Farberware, Silvestri, C.J. Vander and Potpourri acquisitions. At December 31, 1996, the Company had $6,783 unrestricted retained earnings available for payment of cash dividends.

     During 1996, one of Wallace's Puerto Rican subsidiaries and its lender entered into an Amended and Restated Line of Credit Agreement (the "Facility") which provides for borrowings up to a maximum of $10,000 and expires on May 31, 1997. Interest on borrowings is charged at the bank's prime rate minus .30% (7.95% at December 31, 1996 or at an option to borrow at the Eurodollar rate plus 1.70% (7.2313%, using the

                     SYRATECH CORPORATION AND SUBSIDIARIES

30 day Eurodollar rate, at December 31, 1996). The weighted average interest rate on borrowings outstanding under this Facility for the year ended December 31, 1996 was 8.08%. At December 31, 1996 $558 was outstanding under the Facility and the credit availability was $9,442. Borrowings are uncollateralized; however, the pledge of assets owned by one of the subsidiaries as collateral for other loans is prohibited. Borrowings under the Facility are guaranteed by the Company and cross-guaranteed by certain other subsidiaries.

  Notes Payable

     At December 31, 1996, the Company had a note payable of $200 related to the purchase of Potpourri. (Note 2) At December 31, 1995, the Company had notes payable of $51,735 related to the purchase of 3,064,751 shares of the Company's common stock on December 29, 1995 (Note 11). These notes were paid on January 2, 1996.

8.  INCOME TAXES

     The provisions for income taxes were comprised of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1994       1995        1996
                                                             ------     -------     -------
    Current:
      Federal............................................    $1,356     $ 6,518     $11,379
      State..............................................       524       1,674       3,542
      Foreign............................................       625         937       1,307
                                                             ------     -------     -------
                                                              2,505       9,129      16,228
                                                             ------     -------     -------
    Deferred:
      Federal............................................      (561)     (1,805)     (3,344)
      State..............................................        87        (383)       (900)
      Foreign............................................       (19)         --          --
                                                             ------     -------     -------
                                                               (493)     (2,188)     (4,244)
                                                             ------     -------     -------
    Tax effect of stock options:
      Federal............................................       574         (60)        193
      State..............................................       172         (18)         57
                                                             ------     -------     -------
                                                                746         (78)        250
                                                             ------     -------     -------
              Total......................................    $2,758     $ 6,863     $12,234
                                                             ======     =======     =======

                     SYRATECH CORPORATION AND SUBSIDIARIES

     The reconciliations between the Company's effective income tax rate and the U.S. federal statutory rate are as follows:

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                     ----------------------
                                                                     1994     1995     1996
                                                                     ----     ----     ----
    Federal statutory rate.......................................    35.0%    35.0%    35.0%
    State taxes, net of federal income tax benefit...............     3.1      2.5      4.9
    Hong Kong....................................................    (6.6)    (4.8)    (4.3)
    Puerto Rico..................................................    (6.0)    (3.8)    (2.4)
    United Kingdom...............................................      --       --      0.6
    Provision for undistributed foreign earnings.................     1.6      5.0      1.6
    Valuation allowance..........................................      --       --      1.6
    Other........................................................    (1.1)     0.4      0.5
                                                                     ----     ----     ----
         Effective income tax rate...............................    26.0%    34.3%    37.5%
                                                                     ====     ====     ====

     The components of income before provision for income taxes were comprised of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1994      1995      1996
                                                                -------   -------   -------
    Domestic..................................................  $ 7,081   $14,480   $25,457
    Foreign...................................................    3,536     5,559     7,166
                                                                -------   -------   -------
         Total................................................  $10,617   $20,039   $32,623
                                                                =======   =======   =======

     Provisions have been made for taxes on the undistributed earnings of Syratech H.K. and Wallace's Puerto Rican subsidiaries which are ultimately expected to be remitted to the parent company. The Company has permanently invested a portion of the undistributed earnings of its Puerto Rican and Syratech H.K. subsidiaries. It is not practical to estimate the amount of unrecognized deferred tax liability attributable to these undistributed foreign earnings.

     Wallace's Puerto Rican subsidiaries operate under grants from the Commonwealth of Puerto Rico exempting 90% of their income from taxation until December 2003. Had the Company not been eligible for the tax exemption, net income in 1994, 1995, and 1996 would have been reduced by approximately $1,330, $1,198, and $1,211, and earnings per share would have been decreased by approximately $.11, $.10, and $.14, respectively.

                     SYRATECH CORPORATION AND SUBSIDIARIES

     The tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                     1995           1996
                                                                    -------       --------
    Deferred tax liability:
      Property, plant and equipment.............................    $(2,349)      $(17,263)
      Foreign earnings..........................................     (1,994)        (2,525)
                                                                    -------       --------
         Deferred tax liability.................................     (4,343)       (19,788)
    Deferred tax assets:
      Accounts receivable.......................................      2,171          4,475
      Inventory.................................................      1,447          2,336
      Reserves and accruals.....................................      1,567          2,266
      Pension...................................................        522          1,876
      Other deductible amounts..................................         84             69
      Contribution carryforwards................................         --            433
      Foreign operating loss carryforwards......................         --            175
                                                                    -------       --------
         Deferred tax asset.....................................      5,791         11,630
      Valuation allowance.......................................         --           (608)
                                                                    -------       --------
    Net deferred tax asset (liability)..........................    $ 1,448       $ (8,766)
                                                                    =======       ========

     The valuation allowance relates to the potential unusable portion of foreign tax loss carryforwards of $530 and contribution carryforwards of $1,066.

9.  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have various operating lease commitments for buildings and equipment. The lease agreements generally require the Company to pay insurance, real estate taxes, and maintenance and contain various renewal options. Future minimum rental payments for all noncancellable operating leases for each of the next five years and thereafter are as follows:

                1997................................................  $3,552
                1998................................................   1,887
                1999................................................   1,632
                2000................................................   1,123
                2001................................................     628
                Subsequent to 2001..................................     480

     Rent expense for all operating leases was approximately $1,789, $1,821, and $5,209 in 1994, 1995 and 1996, respectively.

     Certain subsidiaries were contingently obligated for outstanding letters of credit, trade acceptances and similar instruments aggregating $10,348 at December 31, 1996 (Note 7). The assets of Syratech H.K. are pledged as collateral for certain of these contingent obligations.

10.  EMPLOYEE BENEFIT PLANS

     The Company has three 401(k) savings plans. The 401(k) savings plans cover substantially all employees of its domestic and Puerto Rican subsidiaries. The 401(k) plans are subject to certain minimum age and length of employment requirements. Under two of these plans, the Company matches 30% of participants'

                     SYRATECH CORPORATION AND SUBSIDIARIES
contributions up to 6% of compensation. Under the other plan, the Company matches 50% of the first five hundred twenty dollars contributed and 25% thereafter, of the participants' contributions up to 15% of compensation. The Company also has a savings plan, established in 1991, covering substantially all employees of the Company's Hong Kong subsidiary. Under the Hong Kong plan, the Company contributes up to 10% of the participants' compensation. The Company contributed an aggregate of $197, $256 and $597 to all of these Plans in 1994, 1995 and 1996.

     The Company's C. J. Vander subsidiary also has an employee benefit plan. The Company's obligation under the plan is not material to the Company's consolidated financial position or results of operations.

     The Company has employment agreements with certain officers and employees for terms ranging from three to five years, which provide for minimum annual salaries aggregating $2,451 and certain other benefits.

     Agreements with the Company's five officers provide for retirement benefit payments. With respect to two of these officers, for the year ended December 31, 1994, the agreements provided for benefit payments in amounts equal to two percent of the officers' final year base salaries multiplied by the number of years of service with the Company. In 1995, these two agreements were amended to provide that the benefit payments be based upon two percent of the average total annual compensation (salary and bonus) for the three year period preceding the executives' retirement dates multiplied by the number of years of service. In addition, one of the agreements was amended (the "1995 Plan Amendment") to provide for a 100% survivor benefit for the executive's spouse. In 1996 existing employment agreements with two officers were amended to also provide for a retirement benefit. Additionally, a third officer who does not have an employment agreement with the Company was granted a retirement benefit. Two of these agreements were amended to provide for benefit payments based upon the greater of (i) $75,000 or (ii) one half of one percent of the average total annual compensation (salary and bonus) for the three year period preceding the executives' retirement dates multiplied by the number of years of service. One of these agreements was amended to provide for benefit payments based upon the greater of (i) $75,000 or (ii) one percent of the average total annual compensation (salary and bonus) for the three year period preceding the executives' retirement dates multiplied by the number of years of service.

     Upon consummation of the Merger (Note 15), an employment agreement with an officer will be amended so as to (i) change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide for a minimum base salary of $1,150 per annum, (iii) establish $1,150 as the minimum amount upon which the officer's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, an employment agreement with another officer will be amended to change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term.

     Pension expense is determined using assumptions at the beginning of the year. Assumptions used in determining the actuarial present value of the projected benefit obligation include: a discount rate of 8.5% in 1994 and 1995 and 7.5% in 1996 and a rate of future increases in benefit compensation of 5%. The effect of the change in discount rate was not material to the consolidated financial statements.

                     SYRATECH CORPORATION AND SUBSIDIARIES

     Net pension cost included the following components:

                                                                  1994     1995      1996
                                                                  ----     ----     ------
    Service cost for benefits earned............................  $137     $196     $  317
    Interest cost benefit obligation............................    71      123        199
    Amortization of prior service cost..........................    --      476        620
    Amortization of (gain)/loss.................................    --       --        191
                                                                  ----     ----       ----
    Net periodic pension cost...................................  $208     $795     $1,327
                                                                  ====     ====       ====

     The following table summarizes the amounts recognized in the consolidated balance sheets as of December 31, 1995 and 1996:

                                                                          1995       1996
                                                                         ------     ------
    Actuarial present value of obligations:
      Vested benefit obligation........................................  $1,724     $3,287
      Projected benefit obligation.....................................   2,012      3,612
    Fair value of plan assets..........................................      --         --
    Projected benefit obligation in excess of plan assets..............   2,012      3,612
    Unrecognized prior service cost....................................    (603)      (610)
    Unrecognized gain/(loss)...........................................     (45)      (311)
    Additional minimum liability.......................................     360        597
                                                                         ------     ------
    Net accrued pension liability......................................  $1,724     $3,288
                                                                         ======     ======

11.  STOCKHOLDERS' EQUITY

  Key Employee Stock Option Plans

     Under the Company's 1986 Key Employee Stock Option Plan ("1986 Plan"), qualified and non-qualified options to purchase up to a maximum of 1,300,000 shares of common stock were granted to certain employees at exercise prices not less than 85% of the fair market value at the date of grant. Options become exercisable ratably over a five-year period and expire ten years from the date of grant. There were no shares available for grant under the 1986 Plan at December 31, 1996. Compensation cost has been recognized for the Company's 1986 Plan for the amount equal to 15% of the fair market value at the date of grant ratably over the five year period that they became exercisable over.

     In 1993, the Company established the 1993 Key Employee Stock Option Plan ("1993 Plan"), with provisions similar to the 1986 Plan. Under the 1993 Plan, qualified and non-qualified options to purchase up to a maximum of 400,000 shares of common stock may be granted to certain employees at an exercise price not less than fair market value at the date of grant. At December 31, 1996, 67,000 options were outstanding under the 1993 plan.

     In 1995, the Company established the 1995 Key Employee Stock Option Plan ("1995 Plan"). The 1995 Plan contains certain provisions similar to the 1993 Plan and would allow the grant of 800,000 options at an exercise price not less than fair market value at the date of grant. At December 31, 1996, 20,000 options were outstanding under the 1995 plan.

     No compensation cost has been recognized for the Company's 1993 and 1995 Plans.

                     SYRATECH CORPORATION AND SUBSIDIARIES

     A summary of stock option activity under the Plans is as follows:

                                                                                   WEIGHTED AVERAGE
                                                                 EXERCISE PRICE     EXERCISE PRICE
                                                     SHARES        PER SHARE          PER SHARE
                                                    --------     --------------    ----------------
Outstanding at January 1, 1994....................   297,350      $.0038-$13.70         $ 9.66
Canceled..........................................    (8,400)            $10.67         $10.67
Granted...........................................    50,000             $14.35         $14.35
Exercised.........................................   (38,200)     $.0038-$10.67         $ 7.88
                                                    --------
Outstanding at December 31, 1994..................   300,750      $.0038-$14.35         $10.64
Canceled..........................................   (90,900)     $10.67-$14.56         $12.91
Granted...........................................    54,500      $14.56-$18.75         $16.87
Exercised.........................................   (44,150)     $.0038-$10.67         $ 7.29
                                                    --------
Outstanding at December 31, 1995..................   220,200      $.0038-$18.75         $11.92
Canceled..........................................  (102,000)     $10.67-$24.75         $24.47
Granted...........................................   139,500      $23.00-$24.75         $24.68
Exercised.........................................   (28,200)     $.0038-$10.67         $ 7.17
                                                    --------
Outstanding at December 31, 1996..................   229,500      $10.67-$24.75         $14.68
                                                    ========
Exercisable at December 31, 1996..................   107,080      $10.67-$18.75
                                                    ========

     The following table sets forth information regarding options outstanding at December 31, 1996:

                                                                                   WEIGHTED
                                                                  WEIGHTED         AVERAGE
                                                    WEIGHTED       AVERAGE         EXERCISE
                  RANGE OF            NUMBER        AVERAGE       REMAINING       PRICE FOR
NUMBER OF         EXERCISE          CURRENTLY       EXERCISE     CONTRACTUAL      CURRENTLY
 OPTIONS           PRICES          EXERCISEABLE      PRICE          YEARS        EXERCISEABLE
---------------------------------------------------------------------------------------------
 142,500      $10.67 to $14.56         97,580        $11.11          5.97           $11.03
  87,000      $17.13 to $24.75          9,500        $20.52          8.66           $17.22
 -------                              -------
 229,500                              107,080        $14.68          6.99           $11.58
 =======                              =======

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and other employee stock based compensation plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for awards under those plans which were granted on or after January 1, 1995 consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the two years ended December 31, 1996 would have been reduced to the pro forma amounts indicated below:

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       -------------------
                                                                        1995        1996
                                                                       -------     -------
    Net income
      As reported....................................................  $46,199     $20,389
                                                                       =======     =======
      Pro forma......................................................  $45,762     $20,036
                                                                       =======     =======
    Net income per share
      As reported....................................................  $  3.91     $  2.32
                                                                       =======     =======
      Pro forma......................................................  $  3.88     $  2.28
                                                                       =======     =======

                     SYRATECH CORPORATION AND SUBSIDIARIES

     The pro forma results are not necessarily indicative of results that would have been reported if all options had been measured under SFAS No. 123.

     The weighted average remaining contractual life of options outstanding at December 31, 1996 was 6.99 years. The weighted average fair value of options granted during 1995 and 1996 was $8.03 and $8.94 per share, respectively.

     The fair value of options granted under the Company's stock option plans during 1995 and 1996 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 30.6%, risk free interest rate of 6.0%, and expected lives of either 5.3 or 7.7 years.

  Transfer of Shares

     On December 31, 1996, the Company's Chief Executive Officer and principal shareholder (the "Principal Shareholder") of the Company, the Company and THL Transaction I Corp. entered into agreements with three executive officers whereby the Principal Shareholder will transfer up to 73,068 shares (the Shares) of his Syratech common stock to the Company to effect the transfer of an equal number of newly issued shares to the executive officers. In connection with each transfer of shares of stock, the agreements also provide for each executive to receive, from the Company, as additional compensation, an annual lump sum cash payment (the "Lump Sum Payments") for the reimbursement of income taxes owed by the executive as a result of such transfer and payment. The transfer of Shares by the Principal Shareholder and the Lump Sum Payments to the executives are irrevocable and unconditional and are not based upon the executives future employment with the Company. On December 31, 1996, 31,812 shares were transferred and Lump Sum Payments totaling $703 were made to the executives. Shares aggregating 31,884 were transferred as of January 14, 1997. Additional shares of up to 9,372 will be transferred on January 14, 1998.

     The estimated value of the shares has been recorded as an addition to additional paid-in capital of $2,338. Total compensation expense equal to the estimated fair value of the Shares plus an estimate of the aggregate Lump Sum Payments, or $3,953 was recorded in the fourth quarter of 1996.

     Short and long-term compensation payable was $705 and $207, respectively at December 31, 1996.

     The weighted average fair value of the shares was $31.50. The fair value of the shares based on the provision of SFAS No. 123 was not materially different from the amounts recorded.

  Purchase of Common Stock

     On December 29, 1995, the Company effected the Katy Stock Repurchase. The aggregate purchase price of $52,054 represented approximately $17 per share. The purchase was financed by the issuance of two promissory notes due January 2, 1996 to subsidiaries of Katy and the assumption of short-term bank debt, all aggregating $51,735. The two promissory notes and the short-term bank debt were paid on January 2, 1996. The Company's par and additional paid-in capital values have been decreased to reflect the purchase.

  Shareholder Rights Plan

     On October 26, 1992 the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan"). Under the Plan, the Company distributed a dividend of one right (a "Right") to purchase shares of preferred stock to stockholders of record on October 31, 1992 and further authorized the issuance of one Right to each share of common stock which becomes outstanding after the record date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of a new series of preferred stock ("Series A Preferred stock") at a price of $50, subject to adjustment. As amended on July 5, 1994, the Rights become exercisable only if an individual or group (an "Acquiring Person") acquires 15% or more of

                     SYRATECH CORPORATION AND SUBSIDIARIES
the outstanding common stock or commences a tender offer which would result in its ownership of 30% or more of the outstanding common stock, or in the case of a person who beneficially owned 20% or more of the outstanding common stock on October 26, 1992, such person acquires an additional 1% or more of the outstanding common stock.

     As required by the Agreement and Plan of Merger (Note 15), effective on November 8, 1996, the Company redeemed all outstanding Rights and terminated the Shareholder Rights Plan pursuant to which the Rights were issued. The redemption price for each Right is one cent and if holders of Rights have not received payment of the redemption price prior to the Effective Time they will have the redemption price of their Rights added to the payment of the cash price for their shares of Company Common Stock in the Merger.

12.  RELATED PARTY TRANSACTIONS

     A beneficial owner of less than 1% of the Company holds a significant management role in Service Merchandise Co., Inc. ("Service"). A different person is a director of the Company and is also a director of Service. The Company had net sales to Service of approximately $9,909, $10,706 and $12,432 in 1994, 1995 and 1996, respectively. The Company had accounts receivable from Service of approximately $756 and $1,260 at December 31, 1995 and 1996, respectively.

     Effective July 12, 1996, the Company, through an indirect wholly-owned subsidiary, granted a license to Service to use certain trademarks, patents and copyrights relating to certain electric and other products. The agreement is subject to cancellation with six months notice by the licensee.

     Wacker Industrial Company ("Wacker"), a major supplier, is owned by a holder of less than 1% of the Company's common stock. In 1994, 1995 and 1996, the Company had purchases from this supplier of approximately $6,176, $5,371 and $4,478 respectively. Accounts payable to this supplier approximated $75 and $93 at December 31, 1995 and 1996 respectively.

     Other transactions with companies affiliated with certain directors/stockholders include net sales of approximately $297, $735 and $790 and purchases of products and services of $1,228 and $746 in 1994 and 1995, respectively. There were no purchases of products and services in 1996. As of December 31, 1996, amounts receivable from these companies approximated $7, there were no accounts payable.

     In addition, included in other operating income in 1996 was revenue from the disposal of Farberware inventory of $10,166 to Service, $5,033 to Lifetime and $1,660 to a company affiliated with a certain director/stockholder. At December 31, 1996 amounts receivable from Service and Lifetime were $316 and $455, respectively.

                     SYRATECH CORPORATION AND SUBSIDIARIES

13.  FOREIGN OPERATIONS

     The Company's foreign operations relate to its Hong Kong subsidiary, and as of May 8, 1996, its C.J. Vander subsidiary, the sales of the Hong Kong subsidiary are substantially to customers in the United States and the sales of its C.J. Vander subsidiary are primarily to foreign customers. Summarized financial information about the Company's operations in different geographic areas is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1995         1996
                                                             --------     --------     --------
Net sales:
  United States............................................  $114,457     $122,950     $212,516
  Hong Kong................................................    32,834       46,570       54,749
  Other foreign............................................        --           --        3,666
                                                             --------     --------     --------
          Total............................................  $147,291     $169,520     $270,931
                                                             ========     ========     ========
Income (loss) from operations:
  United States............................................  $  7,497     $  9,846     $ 15,372
  Hong Kong................................................     3,581        5,599        8,235
  Other foreign............................................        --           --         (505)
                                                             --------     --------     --------
          Total............................................  $ 11,078     $ 15,445     $ 23,102
                                                             ========     ========     ========
Identifiable assets:
  United States............................................  $185,632     $213,162     $212,377
  Hong Kong................................................     5,052        7,404        7,754
  Other foreign............................................        --           --        7,123
                                                             --------     --------     --------
          Total............................................  $190,684     $220,566     $227,254
                                                             ========     ========     ========

14.  LITIGATION

     The Company has been named as a defendant in several legal actions arising from its normal business activities. The Company carries insurance against liability for certain types of risks. Although the amount of liability that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

15.  AGREEMENT AND PLAN OF MERGER

     On October 23, 1996, the Company and THL Transaction I Corp., a company organized and controlled by affiliates of Thomas H. Lee Company, entered into an Agreement and Plan of Merger, dated November 27, 1996, effective, as of October 23, 1996, as amended effective as of February 14, 1997, pursuant to which THL Transaction I Corp. will be merged into the Company (the "Merger"). Pursuant to the transaction, stockholders of the Company will receive $32.00 in cash per share (except that the Principal Shareholder will receive $28.00 in cash per share) or may elect to receive a portion of their consideration by retaining stock of the surviving entity.

     Upon consummation of the Merger, the Company would have on a pro forma basis, as of December 31, 1996, outstanding debt of approximately $162,319 (unaudited). The transaction is expected to close in the first half of 1997. It is intended that the transaction will be accounted for as a recapitalization. The common equity contribution to be made by THL I Transaction Corp. will constitute approximately $100,217 (unaudited) and

                     SYRATECH CORPORATION AND SUBSIDIARIES
up to $18,000 (unaudited) of Cumulative Redeemable Preferred Stock will be issued (less the value of the shares retained by stockholders other than the Company's Principal Shareholder and 63,696 shares that were issued to, and will be retained by, certain management stockholders). The Company's stockholders' equity on a pro forma basis is $22,048 (unaudited) at December 31, 1996 considering the effects of the Merger, because the distribution to stockholders, as well as approximately one-third of the Merger expenses, will reduce stockholders' equity.

     The consummation of the Merger is conditioned upon the availability of adequate financing (both debt and equity). It is expected that the financing will include the issuance of $155,000 of Senior Notes (the "Senior Notes"). The Senior Notes are expected to be general unsecured obligations of the Company ranking senior to all existing and future subordinated indebtedness of the Company, including indebtedness of up to $130,000, including a $30,000 letter of credit sublimit, under a 5 year Credit Facility (the "Revolving Credit Facility"). However, the obligations of the Company under the Revolving Credit Facility are expected to be secured by the accounts receivable and inventory of the Company and its domestic subsidiaries and, accordingly, such indebtedness would effectively rank senior to the Senior Notes to the extent of such assets. The Revolving Credit Facility is expected to include a requirement to maintain excess availability of at least $45.0 million at certain periods during the year. The Senior Notes will be fully and unconditionally guaranteed on a joint and several basis by each of the Company's wholly-owned domestic subsidiaries. (The "Guarantor Subsidiaries").

     The following condensed consolidating financial statements as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, the Non Guarantor Subsidiaries, and Discontinued Operations. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                     SYRATECH CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1995

                                         ISSUER/
                                        GUARANTOR    GUARANTOR     NON-GUARANTOR
                                         PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and equivalents................  $  63,354     $ 11,786        $ 3,353                       $ 78,493
  Marketable securities...............     30,561                                                     30,561
  Accounts receivable, net............                  30,129          1,764                         31,893
  Inventories.........................                  39,415          1,695       $       41        41,151
  Deferred income taxes...............      1,582        3,523                                         5,105
  Prepaid expenses and other..........        516          854            232                          1,602
  Net assets of discontinued
     operations.......................      1,834                                                      1,834
                                        ---------     --------        -------       ----------      --------
          Total current assets........     97,847       85,707          7,044               41       190,639
Property, plant and equipment, net....                  29,256            351              (47)       29,560
Other assets..........................    130,914          358              9         (130,914)          367
                                        ---------     --------        -------       ----------      --------
          Total.......................  $ 228,761     $115,321        $ 7,404       $ (130,920)     $220,566
                                        =========     ========        =======       ==========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving loan facilities and notes
     payable..........................  $  51,735                                                   $ 51,735
  Accounts payable....................                $  4,964        $ 1,474                          6,438
  Accrued expenses....................        922        3,314            199       $        1         4,436
  Accrued compensation................                   2,212            266                          2,478
  Accrued advertising.................                   1,991                                         1,991
  Income taxes payable................     20,152      (19,104)           469               (6)        1,511
                                        ---------     --------        -------       ----------      --------
          Total current liabilities...     72,809       (6,623)         2,408               (5)       68,589
Deferred income taxes.................      1,819        1,838                                         3,657
Pension liability.....................                   1,724                                         1,724
Intercompany (receivable) payable.....    (63,540)      68,727         (5,590)             403
Stockholders' equity..................    217,673       49,655         10,586         (131,318)      146,596
                                        ---------     --------        -------       ----------      --------
          Total.......................  $ 228,761     $115,321        $ 7,404       $ (130,920)     $220,566
                                        =========     ========        =======       ==========      ========

                     SYRATECH CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1996

                                         ISSUER/
                                        GUARANTOR    GUARANTOR     NON-GUARANTOR
                                         PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and equivalents................  $      18     $    146       $   3,441                      $  3,605
  Accounts receivable, net............                  56,719           3,301                        60,020
  Inventories.........................                  74,134           5,180      $       41        79,355
  Deferred income taxes...............        729        8,211                                         8,940
  Prepaid expenses and other..........                   2,653           1,150                         3,803
  Net assets of discontinued
     operations.......................
                                        ---------     --------       ---------      ----------      --------
          Total current assets........        747      141,863          13,072              41       155,723
Property, plant and equipment, net....                  62,219           1,805             (69)       63,955
Purchase price in excess of net assets
  acquired............................                   7,032                                         7,032
Other assets..........................    179,442          544                        (179,442)          544
                                        ---------     --------       ---------      ----------      --------
          Total.......................  $ 180,189     $211,658       $  14,877      $ (179,470)     $227,254
                                        =========     ========       =========      ==========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving loan facilities and notes
     payable..........................                $  6,604       $      32                      $  6,636
  Accounts payable....................                   7,637           2,052                         9,689
  Accrued expenses....................  $   1,058        9,420             571                        11,049
  Accrued compensation................                   3,812             416                         4,228
  Accrued advertising.................                   3,273                                         3,273
  Income taxes payable................     19,907      (19,581)            598      $        6           930
                                        ---------     --------       ---------      ----------      --------
          Total current liabilities...     20,965       11,165           3,669               6        35,805
Deferred income taxes.................      2,295       15,411                                        17,706
Pension liability.....................                   3,288                                         3,288
Other long-term liabilities...........                     207                                           207
Intercompany (receivable) payable.....    (62,863)      62,863          (5,718)          5,718
Stockholders' equity..................    219,792      118,724          16,926        (185,194)      170,248
                                        ---------     --------       ---------      ----------      --------
          Total.......................  $ 180,189     $211,658       $  14,877      $ (179,470)     $227,254
                                        =========     ========       =========      ==========      ========

                     SYRATECH CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATING INCOME STATEMENTS
                          YEAR ENDED DECEMBER 31, 1994

                              ISSUER/
                             GUARANTOR    GUARANTOR     NON-GUARANTOR   DISCONTINUED
                              PARENT     SUBSIDIARIES   SUBSIDIARIES     OPERATIONS    ELIMINATIONS   CONSOLIDATED
                             ---------   ------------   -------------   ------------   ------------   ------------
Net sales..................                $114,457        $53,495                       $(20,661)      $147,291
Cost of sales..............                  81,946         43,315                        (20,661)       104,600
                                           --------        -------                       --------       --------
  Gross profit.............                  32,511         10,180                                        42,691
Selling, general and
  administrative
  expenses.................                  25,269          6,599                           (255)        31,613
                                           --------        -------                       --------       --------
  Income from operations...                   7,242          3,581                            255         11,078
Interest expense...........                    (496)           (63)                                         (559)
Interest income............                      80             18                                            98
Other income...............   $ 2,000         2,000                                        (4,000)
                              -------      --------        -------                       --------       --------
  Income before provision
     for income taxes......     2,000         8,826          3,536                         (3,745)        10,617
Provision for income
  taxes....................       157         1,995            606                                         2,758
                              -------      --------        -------                       --------       --------
  Income from continuing
     operations............     1,843         6,831          2,930                         (3,745)         7,859
Discontinued operations,
  net......................                                               $ 12,068             --         12,068
                              -------      --------        -------        --------       --------       --------
     Net income............   $ 1,843      $  6,831        $ 2,930        $ 12,068       $ (3,745)      $ 19,927
                              =======      ========        =======        ========       ========       ========

                     SYRATECH CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATING INCOME STATEMENTS
                          YEAR ENDED DECEMBER 31, 1995

                                         ISSUER/
                                        GUARANTOR    GUARANTOR     NON-GUARANTOR
                                         PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   -------------   ------------   ------------
Net sales.............................                $122,950        $67,354        $(20,784)      $169,520
Cost of sales.........................                  87,593         53,027         (20,784)       119,836
                                                      --------        -------        --------       --------
  Gross profit........................                  35,357         14,327                         49,684
Selling, general and administrative
  expenses............................                  25,522          8,728             (11)        34,239
                                                      --------        -------        --------       --------
  Income from operations..............                   9,835          5,599              11         15,445
Interest expense......................                    (198)           (89)                          (287)
Interest income.......................   $ 4,496           336             49                          4,881
Other income..........................     1,300         1,300                         (2,600)
                                         -------      --------        -------        --------       --------
  Income before provision for income
     taxes............................     5,796        11,273          5,559          (2,589)        20,039
Provision for income taxes............     2,623         3,303            937                          6,863
                                         -------      --------        -------        --------       --------
  Income from continuing operations...     3,173         7,970          4,622          (2,589)        13,176
Discontinued operations, net..........    33,023                                                      33,023
                                         -------      --------        -------        --------       --------
     Net income.......................   $36,196      $  7,970        $ 4,622        $ (2,589)      $ 46,199
                                         =======      ========        =======        ========       ========

                     SYRATECH CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATING INCOME STATEMENTS
                          YEAR ENDED DECEMBER 31, 1996

                                         ISSUER/
                                        GUARANTOR    GUARANTOR     NON-GUARANTOR
                                         PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   -------------   ------------   ------------
Net sales.............................                $212,530        $85,498        $(27,097)      $270,931
Cost of sales.........................                 154,622         66,582         (27,091)       194,113
                                                      --------        -------        --------       --------
  Gross profit........................                  57,908         18,916              (6)        76,818
Selling, general and administrative
  expenses............................   $  (360)       46,844         11,880            (700)        57,664
Other operating income................                   3,948                                         3,948
                                         -------      --------        -------        --------       --------
  Income from operations..............       360        15,012          7,036             694         23,102
Interest expense......................                  (3,114)           (36)                        (3,150)
Interest income.......................        70           535            166                            771
Other income..........................                  11,900                                        11,900
                                         -------      --------        -------        --------       --------
  Income before provision for income
     taxes............................       430        24,333          7,166             694         32,623
Provision for income taxes............     1,092         9,835          1,307                         12,234
                                         -------      --------        -------        --------       --------
  Net (loss) income...................   $  (662)     $ 14,498        $ 5,859        $    694       $ 20,389
                                         =======      ========        =======        ========       ========

                     SYRATECH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1994

                               ISSUER/
                              GUARANTOR    GUARANTOR     NON-GUARANTOR   DISCONTINUED
                               PARENT     SUBSIDIARIES   SUBSIDIARIES     OPERATIONS    ELIMINATIONS   CONSOLIDATED
                              ---------   ------------   -------------   ------------   ------------   ------------
Cash flows from operating
  activities:
Net income...................  $ 1,843      $  6,831        $ 2,930        $ 12,068       $ (3,745)      $ 19,927
Adjustments to reconcile net
  income to net cash provided
  by (used in) operations:
  Depreciation and
     amortization............                  3,074            451                           (255)         3,270
  Deferred income taxes......    1,439        (1,870)           (21)                                         (452)
  Other......................      116           217             (1)                                          332
  Increase (decrease) in
     cash:
     Accounts receivable.....                 (7,738)          (246)                                       (7,984)
     Inventories.............                 (6,350)          (240)                                       (6,590)
     Prepaid expenses and
       other.................                    566            145                                           711
     Accounts payable and
       accrued expenses......                  3,661            494                                         4,155
     Income taxes payable....   (1,283)        5,046            (64)                                        3,699
     Intercompany account....   (3,158)      (13,235)        (3,199)         15,592          4,000
  Discontinued operations....                                               (27,660)                      (27,660)
                               -------      --------        -------        --------       --------       --------
Net cash provided by (used
  in) operating activities...   (1,043)       (9,798)           249                                       (10,592)
                               -------      --------        -------        --------       --------       --------
Cash flows from investing
  activities:
Purchases of property, plant
  and equipment..............                 (2,391)          (212)                                       (2,603)
Other........................                   (194)             1                                          (193)
                               -------      --------        -------        --------       --------       --------
Net cash used in investing
  activities.................                 (2,585)          (211)                                       (2,796)
                               -------      --------        -------        --------       --------       --------
Cash flows from financing
  activities:
Change in revolving loan
  facilities.................                 11,944                                                       11,944
Repayment of borrowings......                 (1,624)                                                      (1,624)
Other........................    1,043            62                                                        1,105
                               -------      --------        -------        --------       --------       --------
Net cash provided by
  financing activities.......    1,043        10,382                                                       11,425
                               -------      --------        -------        --------       --------       --------
Net (decrease) increase in
  cash and equivalents.......                 (2,001)            38                                        (1,963)
Cash and equivalents,
  beginning of year..........                  2,475          1,354                                         3,829
                               -------      --------        -------        --------       --------       --------
Cash and equivalents, end of
  year.......................  $    --      $    474        $ 1,392        $     --       $     --       $  1,866
                               =======      ========        =======        ========       ========       ========

                     SYRATECH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995

                                        ISSUER/
                                       GUARANTOR    GUARANTOR      NON-GUARANTOR
                                        PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                       ---------   ------------   ----------------   ------------   ------------
Cash flows from operating activities:
Net income............................ $  36,196     $  7,970         $  4,622         $ (2,589)      $ 46,199
Adjustments to reconcile net income to
  net cash provided by (used in)
  operations:
  Depreciation and amortization.......                  3,089              175              (11)         3,253
  Deferred income taxes...............    (1,202)      (1,027)                                          (2,229)
  Other...............................       102        1,158                                            1,260
  Increase (decrease) in cash:
     Marketable securities............   (30,561)                                                      (30,561)
     Accounts receivable..............                 (3,273)            (376)                         (3,649)
     Inventories......................                   (772)             (45)                           (817)
     Prepaid expenses and other.......      (516)        (914)             (16)                         (1,446)
     Accounts payable and accrued
       expenses.......................       922         (686)             359                             595
     Income taxes payable.............    21,241      (23,837)             290                          (2,306)
     Intercompany account.............   (47,093)      47,421           (2,928)           2,600
  Discontinued operations.............   (49,915)                                                      (49,915)
                                       ---------     --------         --------         --------       --------
Net cash (used in) provided by
  operating activities................   (70,826)      29,129            2,081                         (39,616)
                                       ---------     --------         --------         --------       --------
Cash flows from investing activities:
Net proceeds on sale of Syroco,
  Inc.................................   133,931                                                       133,931
Purchases of property, plant and
  equipment...........................                 (2,559)            (120)                         (2,679)
Other.................................                     61                                               61
                                       ---------     --------         --------         --------       --------
Net cash provided by (used in)
  investing activities................   133,931       (2,498)            (120)                        131,313
                                       ---------     --------         --------         --------       --------
Cash flows from financing activities:
Change in revolving loan facilities...                (14,504)                                         (14,504)
Repayment of borrowings...............                   (875)                                            (875)
Other.................................       249           60                                              309
                                       ---------     --------         --------         --------       --------
Net cash provided by (used in)
  financing activities................       249      (15,319)                                         (15,070)
                                       ---------     --------         --------         --------       --------
Net increase in cash and
  equivalents.........................    63,354       11,312            1,961                          76,627
Cash and equivalents, beginning of
  year................................                    474            1,392                           1,866
                                       ---------     --------         --------         --------       --------
Cash and equivalents, end of year..... $  63,354     $ 11,786         $  3,353         $     --       $ 78,493
                                       =========     ========         ========         ========       ========

                     SYRATECH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996

                                          ISSUER/
                                         GUARANTOR    GUARANTOR     NON-GUARANTOR
                                          PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         ---------   ------------   -------------   ------------   ------------
Cash flows from operating activities:
Net (loss) income.......................  $  (662)     $ 14,498        $ 5,859        $    694       $ 20,389
Adjustments to reconcile net (loss)
  income to net cash provided by (used
  in) operations:
  Depreciation and amortization.........                  4,466            279              22          4,767
  Deferred income taxes.................    1,329        (4,085)                                       (2,756)
  Acquisition of Farberware assets......                 (9,500)                                       (9,500)
  Disposal of Farberware assets.........                 13,600                                        13,600
  Farberware electrics license..........                    500                                           500
  Transfer of shares....................    2,338         1,317                                         3,655
  Other.................................       78         1,542              5                          1,625
  Increase (decrease) in cash net of
     effect of businesses acquired:
     Marketable securities..............   30,561                                                      30,561
     Accounts receivable................                (18,129)          (227)                       (18,356)
     Inventories........................                (16,352)          (754)                       (17,106)
     Prepaid expenses and other.........      516          (816)          (171)                          (471)
     Accounts payable and accrued
       expenses.........................       49        (2,235)          (684)                        (2,870)
     Income taxes payable...............     (245)       (1,979)           129                         (2,095)
     Intercompany account...............      689         1,147           (122)         (1,714)
  Discontinued operations...............    1,834                                                       1,834
                                          -------      --------        -------        --------       --------
Net cash provided by (used in) operating
  activities............................   36,487       (16,026)         4,314            (998)        23,777
Cash flows from investing activities:
Insurance claim proceeds................                 23,771                                        23,771
Acquisitions of businesses net of cash
  acquired..............................  (48,540)                        (998)            998        (48,540)
Purchases of property, plant and
  equipment.............................                (13,643)        (1,482)                       (15,125)
Other...................................                   (130)            10                           (120)
                                          -------      --------        -------        --------       --------
Net cash used in investing activities...  (48,540)        9,998         (2,470)            998        (40,014)
                                          -------      --------        -------        --------       --------
Cash flows from financing activities:
Change in revolving loan facilities.....  (51,735)       (5,296)        (2,044)                       (59,075)
Repayment of borrowings.................                   (300)                                         (300)
Other...................................      452           (16)            (8)                           428
                                          -------      --------        -------        --------       --------
Net cash used in financing activities...  (51,283)       (5,612)        (2,052)                       (58,947)
                                          -------      --------        -------        --------       --------
Effect of exchange rate changes on cash
  and equivalents.......................                                   296                            296
Net increase (decrease) in cash and
  equivalents...........................  (63,336)      (11,640)            88                        (74,888)
Cash and equivalents, beginning of
  year..................................   63,354        11,786          3,353                        (78,493)
                                          -------      --------        -------        --------       --------
Cash and equivalents, end of year.......  $    18      $    146        $ 3,441        $     --       $  3,605
                                          =======      ========        =======        ========       ========

                           SUPPLEMENTARY INFORMATION
                         QUARTERLY RESULTS (UNAUDITED)

                                                      FIRST      SECOND       THIRD       FOURTH
                                                     QUARTER     QUARTER     QUARTER      QUARTER
                                                     -------     -------     --------     -------
Year Ended December 31, 1996:
Net sales..........................................  $31,266     $38,592     $112,869     $88,204
Gross profit.......................................    9,048      10,178       33,198      24,394
Income (loss) from operations......................     (290)      2,183       16,427       4,782
Income before provision for income taxes...........      143      13,261       15,395       3,824
Net income.........................................       90       8,623       10,006       1,670
Earnings per share.................................      .01         .98         1.14         .19
Year Ended December 31, 1995:
Net sales..........................................  $26,912     $29,357     $ 62,350     $50,901
Gross profit.......................................    7,533       8,317       17,475      16,359
Income from operations.............................       62       1,522        7,737       6,124
Income before provision for income taxes...........       10       3,137        9,376       7,516
Income from continuing operations..................        7       2,086        6,141       4,942
Discontinued operations, net of income taxes.......    2,572          --           --          --
Gain on sale Syroco, Inc., net of income taxes.....       --      30,451           --          --
Net income.........................................    2,579      32,537        6,141       4,942
Earnings per share:
     Continuing operations.........................       --         .18          .52         .42
     Discontinued operations.......................      .22        2.58           --          --
     Net income....................................      .22        2.76          .52         .42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                         OFFICER/
                                                                                         DIRECTOR
            NAME              AGE                  PRINCIPAL OCCUPATION                   SINCE
----------------------------  ---   ---------------------------------------------------  --------
Leonard Florence............  65    Chairman of the Board, Chief Executive Officer and
                                    President of the Company                               1986
E. Merle Randolph...........  64    Vice President, Chief Financial Officer and
                                    Treasurer of the Company                               1986
Melvin L. Levine............  65    Vice President of Purchasing of the Company            1986
Alan R. Kanter..............  44    Vice President of Sales of the Company                 1986
Faye A. Florence............  40    Vice President and General Counsel; Secretary of
                                    the Company                                            1987
Frederick H. Chicos.........  42    President, Chickering Benefit Planning Insurance
                                    Agency, Inc.                                           1989
Irwin Chafetz...............  60    President, Interface Group-Massachusetts, Inc.         1995
Harold Cohen................  66    Chairman Emeritus, Somerville Lumber & Supply Co.      1989
Jerry R. Jacob..............  63    Chairman, Midway Airlines Corporation                  1991
*Dan W. Lufkin..............  65    Private Investor                                       1992
Alan Perlman................  46    Vice President and Secretary, Ocean State Jobbers,
                                    Inc.                                                   1989
**Peter D. Rauch............  44    President and Chief Executive Officer, Rauch
                                    Industries, Inc.                                       1996
Harold Roitenberg...........  70    President, Roitenberg Investments, Inc.                1990
Jacob Saliba................  83    Director, Katy Industries, Inc.                        1989

---------------

 * Resigned as of July, 1996

** Resigned as of November, 1996

     Leonard Florence is Chairman of the Board, Chief Executive Officer and President of the Company. He has served in the capacity of Chairman of the Board and Chief Executive Officer continuously since September 1986. He has also been President and a director of certain of its subsidiaries since their respective dates of organization. Mr. Florence previously served as President of the Company from 1986 to 1994 and resumed the position in 1995. Mr. Florence has been an executive in the tabletop and giftware products industry for more than 35 years.

     E. Merle Randolph has been Vice President, Chief Financial Officer and Treasurer of the Company since September 1986. He became a director of the Company in May 1989. Mr. Randolph is also an officer of certain of the Company's subsidiaries. For 17 years prior to joining the Company, Mr. Randolph was employed in various financial positions by Rockwell International Corporation.

     Melvin L. Levine has been a Vice President of the Company and certain of its subsidiaries since September 1986. Mr. Levine has been an executive in the tabletop and giftware products industry for more than 35 years. He became a director of the Company in May 1989. Mr. Levine is also an officer and director of certain of the Company's subsidiaries.

     Alan R. Kanter has been a Vice President of the Company and a subsidiary of the Company since September 1986. Mr. Kanter has been employed in the tabletop and giftware industry for more than 20 years.

     Faye A. Florence an attorney, has been Vice President and General Counsel of the Company since June 1987 and Secretary since August 1987. Ms. Florence is also an officer of certain of the Company's subsidiaries. Ms. Florence is the daughter of Leonard Florence.

     Irwin Chafetz served as a director of the Company from 1989 to 1991 and was reelected to the Board in 1995. Mr. Chafetz is currently President of Interface Group-Massachusetts, Inc. Mr. Chafetz is also a director of this company, and a director of Back Bay Restaurant Group, Inc.

     Frederick H. Chicos has been a director of the Company since 1989. Mr. Chicos is President of Chickering Benefit Planning Insurance Agency, Inc. (a property, casualty and employee benefits insurance consulting and brokerage firm), and was President of Chickering Insurance Agency, Inc. (a property and casualty insurance consulting and brokerage firm) from 1974 to 1990.

     Harold Cohen has been a director of the Company since 1989. Mr. Cohen is co-founder of Somerville Lumber & Supply Co. (a home building center headquartered in Somerville, Massachusetts and a wholly-owned subsidiary of Payless Cashways, Inc., a national home building supply company). Mr. Cohen was Co-Chairman of Somerville Lumber & Supply Co. from 1956 to 1993 and is currently Chairman Emeritus of Somerville Lumber & Supply Co. Mr. Cohen has been a director of Payless Cashways, Inc. since 1984, and served as the Vice Chairman of its Board of Directors from 1988 to 1993.

     Jerry R. Jacob has been a director of the Company since 1991. Mr. Jacob was the Chairman of Midway Airlines Corporation from 1994 to 1997. Prior thereto Mr. Jacob was Vice President of American Airlines-Eastern Division (a domestic and international air carrier) from 1974 to 1993. Mr. Jacob is also a director of American Classic Voyages (the Delta Queen Steamboat Company).

     Dan W. Lufkin was a director of the Company from 1992 to July 1996. Mr. Lufkin's principal occupation during the past five years has been as a private investor. Mr. Lufkin is also a director of Culbro Corp. and Allen & Company Incorporated.

     Peter D. Rauch was President and Chief Executive Officer of Rauch Industries, Inc., a subsidiary of the Company acquired in February, 1996. He had held this position from February 1995 until November 30, 1996. Prior thereto Mr. Rauch was employed in various positions at Rauch Industries, Inc. since 1975.

     Alan Perlman has been a director of the Company since 1989. Mr. Perlman is currently Vice President and Secretary of Ocean State Jobbers, Inc. (a general merchandise discount retailer). Mr. Perlman has been an executive officer of Ocean State Jobbers, Inc. since 1977.

     Harold Roitenberg has been a director of the Company since 1990. Mr. Roitenberg has been President of Roitenberg Investments, Inc. (a venture capital and real estate firm) since 1983. Mr. Roitenberg is also a director of Service Merchandise Company, Inc. and Damark International, Inc.

     Jacob Saliba has been a director of the Company since 1989. Mr. Saliba currently serves on the Board of Directors of Katy Industries, Inc. (a diversified manufacturing and oil field related services company) where he also served as Chief Executive Officer from 1988 to 1993. Prior thereto he was President and Chief Operating Officer of Katy Industries, Inc. from 1968 to 1988. Mr. Saliba is also a director of The Emerging Germany Fund, Inc., and Schon and CIE (Frankfurt).

MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors held eight meetings during fiscal year 1996. Each director attended at least 75% of the aggregate number of all meetings of the Board of Directors and committees of which he was a member during such fiscal year.

     The Board of Directors has an Audit Committee, a Compensation and Stock Option Committee, an Executive Committee, a Nominating Committee and a Planning Committee. Changes in directors are considered by the Board of Directors as a whole upon the recommendations of the Nominating committee.

     The Audit Committee is currently composed of Messrs. Roitenberg, Chafetz, Cohen, and Jacob. The Committee held two meetings during fiscal year 1996. The Audit Committee has oversight authority and responsibility for the financial statements of the Company and its subsidiaries. In conjunction with its responsibilities, the Committee invited representatives of Deloitte & Touche LLP to be present, at both of its meetings.

     The Compensation and Stock Option Committee is currently composed of Messrs. Jacob, Chafetz, Chicos, Cohen and Saliba. The Committee held three meetings during fiscal year 1996. The functions of the Compensation and Stock Option Committee include fixing the compensation and reviewing the salaries, of the Chief Executive Officer and the executive officers of the Company, including the review of incentive plans and benefits. The Committee also administers the Company's Key Employees' Stock Option Plans, to determine the terms upon which, and the identities of the persons to whom, options to purchase shares of Common Stock of the Company shall be granted.

     The Executive Committee, currently composed of Messrs. Florence, Cohen, Levine, Perlman and Randolph, did not meet during fiscal year 1996. The Executive Committee has and may exercise certain of the powers and authority of the Board of Directors in connection with the management and affairs of the Company.

     The Nominating Committee, is currently composed of Messrs. Levine, Chicos, Randolph and Chafetz. The Nominating Committee held one meeting during fiscal year 1996. The Nominating Committee recommends the criteria for the selection of candidates to serve on the Board of Directors, proposes nominees to fill vacancies, and recommends to the Board of Directors a slate of individuals for election at the Annual Meeting of Stockholders. The Nominating Committee will consider nominees proposed by the stockholders. Any proposals which stockholders intend to present at the Company's Annual Meeting of Stockholders should be submitted to the Company as set forth in the section entitled "Stockholders Proposals" in this Proxy Statement.

     The Planning Committee, currently composed of Messrs. Chicos, Florence, Perlman, Roitenberg and Saliba did not meet during fiscal year 1996. The functions of the Planning Committee are to work with the management of the Company to examine long term issues, review potential acquisitions and dispositions of significant assets, and formulate recommendations to the Board of Directors with respect to management development and succession issues.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers during the fiscal years ended December 31, 1996, 1995 and 1994 for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL
                                                               COMPENSATION(1)
                                                FISCAL      ---------------------      ALL OTHER
                                                 YEAR        SALARY       BONUS       COMPENSATION
        NAME AND PRINCIPAL POSITION              ENDED         $            $            ($)(2)
--------------------------------------------   ---------    --------     --------     ------------
Leonard Florence............................   12/31/96     $700,000     $500,000      $   22,401
  Chairman of the Board, President             12/31/95     $650,000     $500,000      $   22,790
  and Chief Executive Officer                  12/31/94     $400,000     $450,000      $   17,867
Melvin L. Levine............................   12/31/96     $350,000     $ 75,000      $1,320,520
  Vice President of Purchasing                 12/31/95     $325,000     $ 75,000      $    2,772
                                               12/31/94     $274,583     $ 50,000      $    2,469
Alan R. Kanter..............................   12/31/96     $350,000     $ 75,000      $1,320,520
  Vice President of Sales                      12/31/95     $325,000     $ 75,000      $    2,772
                                               12/31/94     $274,583     $ 50,000      $    2,469
E. Merle Randolph...........................   12/31/96     $325,000     $ 75,000      $1,320,520
  Vice President and Chief Financial           12/31/95     $300,000     $350,000      $    2,772
  Officer; Treasurer                           12/31/94     $238,333     $ 50,000      $    2,724
Faye A. Florence............................   12/31/96     $200,000     $ 30,000      $    2,850
  Vice President and General                   12/31/95     $175,000     $ 30,000      $    2,772
  Counsel; Secretary                           12/31/94     $130,000     $ 20,000      $    1,475

---------------

(1) The column designated "Other Annual Compensation" by the Securities and Exchange Commission ("SEC") for the reporting of perquisites and other personal benefits has been eliminated because the amounts paid to each executive officer do not exceed the disclosure threshold established by the SEC pursuant to applicable rules and no other compensation required to be reported under that column was awarded to, earned by or paid to any of the named executive officers during the period covered by the table. In addition, the columns designated by the SEC for the reporting of certain long-term compensation, including awards of restricted stock and long-term incentive plan payouts have been eliminated as no such awards or payouts were made during the period covered by the table.

(2) The estimated dollar value benefit of insurance premiums paid by the Company with respect to life insurance for the benefit of Leonard Florence for the years ended December 31, 1996, 1995 and 1994 was $19,551, $20,018, and
    $15,537 respectively. Messrs. Levine, Kanter and Randolph entered into agreement with Leonard Florence, the Company, and THL Transaction I Corp., whereby they will each receive 24,356 shares of Syratech common stock valued at $779,392 and lump sum cash payments totaling $538,278 for reimbursement of income taxes pursuant to a transfer of 73,068 shares of Syratech common stock by Leonard Florence to the Compnay. See Note 11 to the Company's Consolidated Financial Statements. All other amounts represent contributions made by the Company to the accounts of named executive officers pursuant to the Company's 401(k) Plan.

STOCK OPTION GRANTS

     There were no grants of stock options to any of the named executive officers during the last fiscal year. The Company does not grant stock appreciation rights ("SARs") of any kind.

OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

     The following table sets forth certain information concerning options to purchase Common Stock of the Company exercised during the fiscal year ending December 31, 1996 and the fiscal year end value of unexercised stock options held by each of the named executive officers. None of the named executive officers has any SARs.

                      AGGREGATED OPTIONS EXERCISED IN LAST
                      FISCAL YEAR AND FY-END OPTION VALUES

                                                                                                  VALUE OF UNEXERCISED
                                                            NUMBER OF UNEXERCISED                     IN-THE-MONEY
                                                               STOCK OPTIONS AT                     STOCK OPTIONS AT
                             SHARES                            FISCAL YEAR END                     FISCAL YEAR END(1)
                           ACQUIRED ON     VALUE      ----------------------------------    --------------------------------
          NAME              EXERCISE      REALIZED    EXERCISABLE(2)    UNEXERCISABLE(#)    EXERCISABLE(2)  UNEXERCISABLE(#)
-------------------------  -----------    --------    --------------    ----------------    -----------     ----------------
Leonard Florence.........          0         $0                0                  0          $       0          $      0
E. Merle Randolph........          0          0            2,000              8,000             28,740           114,960
Melvin L. Levine.........          0          0            2,000              8,000             28,740           114,960
Alan R. Kanter...........          0          0            2,000              8,000             28,740           114,960
Faye A. Florence.........          0          0            9,000              6,000            181,010            99,140

---------------

(1) Based upon the closing sale price of the Company's Common Stock on December 31, 1996 on the NYSE minus the respective option exercise price.

(2) Does not include an aggregate of 7,000 options to purchase Common Stock which becomes exercisable on February 16, 1997.

COMPENSATION OF DIRECTORS

     Messrs. Chicos, Cohen, Chafetz, Jacob, Perlman, Roitenberg and Saliba are members of the Board of Directors who are neither officers nor employees of the Company. As such, they each receive an annual retainer of $10,000 payable quarter annually. In addition they receive a fee of $1,000 for each Board meeting attended in person and a fee of $500 for each Board meeting attended by conference telephone. Additionally, the compensation structure provides for payments for attendance at meetings, participation on committees and additional compensation for chairing such committees as follows:

     The Chairman of each committee receives an annual retainer of $4,000 for services as Chairman, and a member receives $2,000 for service on each committee. An additional fee of $1,000 is paid for each committee meeting attended in person if a member is in attendance on a day other than the day of a scheduled Board of Directors Meeting. If a member attends a committee meeting on the day of a scheduled Board of Directors Meeting, the member is compensated $500 (Participation via conference telephone constitutes one-half of the compensation paid for attendance in person). An additional $1,000 is paid to a member for each day spent on special assignments for the Company undertaken at the request of the Chairman of the Board.

     All such amounts are payable quarterly. Notwithstanding the foregoing, the aggregate amount of the retainers and fees to be paid to any director, who is not an employee of the Company, for service on the Board and committees of the Board cannot exceed $25,000 in any 365-day period. Directors who are also employees of the Company do not receive any additional compensation for serving as members of the Board of Directors or of any committee of the Board. Directors are reimbursed for their reasonable travel and other expenses incurred in attending meetings of the Board and of committees of the Board.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation and Stock Option Committee consists of Irwin Chafetz, Frederick H. Chicos, Harold Cohen, Jerry R. Jacob, and Jacob Saliba. No member of the Compensation and Stock Option Committee is a former or current officer or employee of the Company.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT

     The Members of the Compensation and Stock Option Committee of the Board of Directors are all non-employee directors. The Committee is charged with the responsibility of fixing the annual compensation of the Chief Executive Officer of the Company, and in consultation with the Chief Executive Officer of the Company, determining the annual compensation of the other executive officers of the Company and the officers of each subsidiary of the Company, subject in each case to any employment or other contract between the Company or a subsidiary thereof and any such officer. In addition, the Committee is charged with the responsibility to determine the payment of bonuses or other supplemental compensation to the Chief Executive Officer of the Company and, in consultation with the Chief Executive Officer, to determine payment of bonuses or other supplemental compensation to any other officer of the Company or any subsidiary thereof.

     Further, the Committee has the authority over the issuance of stock options or the grant of awards under any stock option, stock bonus or other stock based compensation and/or incentive plans for officers and/or employees of the Company.

     The overall compensation paid to executive officers of the Company includes cash compensation consisting of a base salary plus a performance bonus, stock options for executive officers and participation in various benefit plans generally available to employees, such as health insurance and contributions made to the accounts of its employees pursuant to the Company's 401(k) Plan.

     The Committee attempts to balance the compensation paid to the executive officers of the Company to the Company's performance. In its review, the Committee may consider the level of compensation paid to executive officers of companies of comparable market capitalization, however, this is somewhat difficult since industry peers, and principal competitors are often either privately held companies or divisions of large publicly held companies, and therefore, executive compensation information is not publicly available. The Committee, therefore, has generally relied upon its analysis of overall Company performance including the level of net sales and net income and the individual efforts and achievements of each executive officer during the fiscal year.

     The Company was a party to employment agreements with certain of the named executive officers during fiscal year 1996. Such agreements were approved by both the Committee and the Board of Directors of the

Company in August, 1991 and fixed the minimum salary levels of such officers. Employment agreements with two of its officers, including the Chief Executive Officer were amended in August, 1995 reflecting changes to the annual retirement benefits to be received. Additionally, the employment agreements with Messrs. Randolph and Kanter were amended in July 1996, to provide, and during the same month Faye A. Florence and the Company entered into a Retirement Benefit Agreement that provides for certain retirement benefits to be received.

     In addition, all executive officers were awarded bonuses for services rendered to the Company during the period ended December 31, 1996. In determining the amount of bonuses payable to the Company's executive officers for 1996, the Committee evaluated the record level of net sales and net income achieved during the year.

     In evaluating the compensation paid to the Chief Executive Officer, Mr. Florence, the Committee evaluates many factors. Mr. Florence's overall compensation is established by the Committee following an analysis of the Company's overall performance and financial results. Additionally, Mr. Florence's performance in his position is reviewed in conjunction with his ongoing ability to provide the necessary direction for the Company's continued growth. Moreover, the Committee determined as it has in the past that Mr. Florence's compensation should also be determined in conjunction with the visibility and leadership roles which Mr. Florence continues to possess in the industries in which the Company operates.

                    COMPENSATION AND STOCK OPTION COMMITTEE
                           Jerry R. Jacob - Chairman
                                 Irwin Chafetz
                              Frederick H. Chicos
                                  Harold Cohen
                                  Jacob Saliba

PERFORMANCE GRAPH

     The following line graph compares the Company's total stockholder return for the period beginning on the date of the Company's initial public offering on December 16, 1992 and ending on the last day of the Company's last completed fiscal year December 31, 1996, with the total return of a group of peer companies in the housewares industry (the "Peer Group"), selected in good faith by the Company, and the companies in the Russell 2000 Index.

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                      FOR PERIOD FROM 12/16/92 TO 12/31/96
         AMONG SYRATECH CORPORATION, PEER GROUP, AND RUSSELL 2000 INDEX

        MEASUREMENT PERIOD            SYRATECH COMMON                          RUSSELL 2000
      (FISCAL YEAR COVERED)                STOCK            PEER GROUP             INDEX
12/16/92                                         100.0               100.0               100.0
12/31/92                                         109.3               106.8               103.3
12/31/93                                         100.0               115.9               122.8
12/30/94                                          98.0               117.4               120.6
12/29/95                                         107.3               145.6               154.9
12/31/96                                         168.0               178.7               180.4

---------------

* The return assumes reinvestment of dividends

     The companies included in the Peer Group are: Ekco Group, Inc., General Housewares Corporation, Lancaster Colony Corp., Lifetime Hoan Corp., Newell Co., and Oneida Ltd.

     The returns of the companies included in the Peer Group were weighted based on their respective market capitalization. The Russell 2000 Index is a small capitalization index composed of 2000 U.S. companies. The market capitalization of these companies ranges from approximately $162 million to $1.0 billion (as of May 31, 1996 the date the index was last constituted). The average capitalization (as of May 31, 1996) was $421 million as compared to the Company, whose market capitalization (as of March 21, 1997) was approximately $277 million. The total stockholder return assumes $100 invested at the beginning of the period in the Common Stock of the Company and comparison groups on December 16, 1992 and that all dividends have been reinvested.

EMPLOYMENT AGREEMENTS

     Effective August 16, 1991, the Company entered into an employment agreement with Leonard Florence (the "Florence Employment Agreement") providing for the employment of Mr. Florence as Chief Executive Officer of the Company at an annual base salary, payable in month installments, of not less than $0.35 million as well as for certain other benefits and the reimbursement of expenses. Unless otherwise terminated by the

Company as provided in the Florence Employment Agreement, Mr. Florence's term of full-time employment will continue until the earlier of (i) the fifth anniversary of receipt of a notice of termination given by either party to the other or (ii) the first anniversary of receipt of a notice of termination given by Mr. Florence to the Company on or after his 64th birthday. The Company may, at its discretion, but without any obligation, increase Mr. Florence's base salary during the term of full-time employment. Once the base salary shall have been increased, it shall not thereafter be decreased without his written consent. Mr. Florence's current base salary is $0.7 million per annum. The Florence Employment Agreement obligates Mr. Florence to provide certain advisory services to the Company during the five-year period following the term of Mr. Florence's full-time employment (the "Advisory Period") and provides for Mr. Florence to receive annual compensation during the Advisory Period in an amount equal to not less than 25% of his base salary during the final year of his full-time employment. During the period of his full-time employment and the Advisory Period, Mr. Florence is prohibited from engaging in any business that is competitive with any line of business in which the Company is engaged that contributes three percent or more of the gross revenues of the Company. The Florence Employment Agreement also provides for payment to Mr. Florence of a retirement benefit.

     The Company entered into a similar employment agreement, also effective as of August 16, 1991, with Melvin L. Levine, Vice President of Purchasing of the Company, except in Mr. Levine's case the base salary was $0.225 million for the year ended December 31, 1992. Mr. Levine's current base salary is $0.350 million per annum.

     As of May 1995 and July 1995, the employment agreements with Messrs. Levine and Florence were amended with respect to the computation and payment of retirement benefits to each and, in the case of Mr. Florence, to provide for payment of a survivor's benefit to his surviving spouse. Specifically, the amendments provided for annual retirement benefit payments in amounts equal to 2% of their respective average total compensation (i.e., base salary and bonus compensation) in the three years preceding attainment by the relevant executive of age sixty-five or termination of such executive's full time employment, whichever occurs later, multiplied by the number of years of such executive's employment by the Company.

     The Employment Agreements with Messrs. Florence and Levine, as amended, provide for retirement benefit payments determined and payable in accordance with the agreements. The following table shows the estimated annual benefits payable to Messrs. Florence and Levine upon retirement based upon various compensation levels and years of service.

                               PENSION PLAN TABLE

                        YEARS OF SERVICE
                 -------------------------------
REMUNERATION        5          10          15
------------     -------     -------     -------
    400,000       40,000      80,000     120,000
    500,000       50,000     100,000     150,000
    600,000       60,000     120,000     180,000
    700,000       70,000     140,000     210,000
    800,000       80,000     160,000     240,000
    900,000       90,000     180,000     270,000
  1,000,000      100,000     200,000     300,000
  1,100,000      110,000     220,000     330,000
  1,200,000      120,000     240,000     360,000
  1,300,000      130,000     260,000     390,000
  1,400,000      140,000     280,000     420,000

     Messrs. Florence and Levine have each completed ten years of credited service. Retirement benefits under the employment agreements are computed on the basis of a straight-life annuity and are not reduced by the benefits received under Social Security, but would be reduced by any benefits received under any Company funded pension plan that hereafter may be adopted.

     Under Section 162(m) of the Internal Revenue Code, so much of the compensation paid to Mr. Florence as exceeds $1 million annually may not be deductible by the Company for federal income tax purposes. The Employment Agreement with Melvin L. Levine will be amended, as of the Effective Time, to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

     The Company has also entered into employment agreements, effective as of August 16, 1991, with E. Merle Randolph, Vice President, Chief Financial Officer and Treasurer, and Alan R. Kanter, Vice President of Sales of the Company. The agreements with Messrs. Randolph and Kanter are similar to those with Messrs. Florence and Levine described above, except that (i) the term of full-time employment of each of Messrs. Randolph and Kanter will continue until the third anniversary of receipt of a notice of termination given by the Company to the executive involved or by such executive to the Company, (ii) the period during which each of Messrs. Randolph and Kanter has agreed to provide advisory services to the Company (and to be bound by a non-competition agreement) following the term of his full-time employment will be the lesser of three years or six months for each year of his full-time employment beginning with the date of the employment agreement, with such advisory period and the coextensive non-competition covenant being subject to termination at the election of the Company on six months prior notice to the executive involved, and (iii) no provision was originally made therein for a payment of a retirement benefit.

     The employment agreements of Messrs. Randolph and Kanter were amended in July 1996, to provide, and during the same month Faye A. Florence and the Company entered into a Retirement Benefit Agreement that provides, inter alia, for the payment at age 65 or upon termination of such officer's employment, whichever is later, of an annual retirement benefit to each such officer equal to a percentage of his or her average annual compensation for the three fiscal years ended immediately prior to the date on which such officer ceases to be a full time employee of the Company multiplied by the number of years of such officer's service to the Company. The minimum annual retirement benefit for each such officer will be $75,000.

     On December 31, 1996, the Company, THL I and Leonard Florence entered into three separate agreements, one with each of Alan R. Kanter, Melvin L. Levine and
E. Merle Randolph (each an "Executive Party"). Pursuant to each of the three agreements (i) Mr. Florence agreed to contributed to the Company (a) on December 31, 1996, 10,604 shares of Syratech Common Stock, (b) on January 14, 1997, 10,628 shares of Syratech Common Stock and (c) will contribute on January 14, 1998, the largest number (not exceeding 3,124) of shares of Syratech Common Stock as shall have an aggregate value of approximately $99,991, (ii) on each of the dates of contribution of such shares of Syratech Common Stock by Mr. Florence to the Company, such shares were to be canceled and the Company was to issue to the Executive Party, that number of shares of Syratech Common Stock that would be equal to the number of shares of Syratech Common Stock contributed to the Company on such date by Mr. Florence; (iii) on December 31, 1996 the Company paid each Executive Party the sum of $234,346; (iv) on January 14, 1997 the Company paid to each Executive Party an amount equal to the lesser of (x) the income tax benefit to the Company from the issuance of shares of Syratech Common Stock and the cash payment required to be made to him on such date or (y) the aggregate amount of federal, state and local income taxes to be owed by each Executive Party as a result of the issuance of such shares and the making of such cash payment; and (v) on January 14, 1998 the Company is required to pay to each Executive Party an amount equal to the lesser of (x) the income tax benefit to the Company from the issuance of shares of Common Stock and the cash payment to be made to each Executive Party on such date or (y) the aggregate amount of federal, state and local income taxes that will be owed by each Executive Party as a result of the issuance of shares of Common Stock and cash payment to be made to him on such date. Each agreement provides that the manner in which the payments to be made to each Executive Party for the purpose of transferring to each Executive Party the tax benefits to the Company from such transactions are to be calculated and subsequently adjusted is to be in the sole discretion of the Company.

     The Company and each Executive Party also entered into an amendment to the respective Executive Party's Employment Agreement (each an "Amendment No. 2 to Employment Agreement") dated January 31, 1997, to be effective as of December 31, 1996, to clarify and ensure that the transfer of shares referenced in the above paragraph did not alter the total compensation of the relevant Executive Party for purposes of calculating the Executive Party's retirement benefit.

     At the Effective Time of the Merger, the Employment Agreement with Leonard Florence will be amended so as to (i) change his term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide for a minimum base compensation of $1.15 million per annum, (iii) establish $1.15 million as the minimum amount upon which his retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that are accorded to him informally under his present arrangements with the Company.

     It is not contemplated that any changes will be made in the agreements with Messrs. Randolph and Kanter and Ms. Florence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of Syratech Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (ii) by each director, and (iii) by all officers and directors as a group, as of January 31, 1997. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                                     SHARES OF
                                                                    COMMON STOCK
                                                                    BENEFICIALLY
                               NAME                                    OWNED          PERCENTAGE
------------------------------------------------------------------  ------------      ---------
Leonard Florence(a)...............................................    2,794,304(b,c)      32.1%
E. Merle Randolph.................................................       91,197(d,e)        (f)
Melvin L. Levine..................................................      224,232(d)         2.6%
Alan R. Kanter....................................................      204,914(d)         2.4%
Faye A. Florence..................................................       27,633(g)          (f)
Irwin Chafetz.....................................................       18,461(h)          (f)
Frederick H. Chicos...............................................        4,400(i)          (f)
Harold Cohen......................................................       94,925(j)         1.1%
Jerry R. Jacob....................................................       20,505             (f)
Alan Perlman......................................................      104,337(k,l)       1.2%
Harold Roitenberg.................................................       54,462(m)          (f)
Jacob Saliba......................................................            0             (f)
Officers and Directors as a group (12 persons)....................    3,639,370           41.7%
Gabelli Funds, Inc. & related entities(n).........................      913,100           10.5%
Artisan Partners L.P. & related entities(o)(p)....................      461,200            5.3%

---------------

(a) The business address for Leonard Florence is c/o Syratech Corporation, 175 McClellan Highway, East Boston, Massachusetts, 02128-9114.

(b)  Includes 87,000 shares held by the Florence Family Foundation.

(c)  Includes Common Stock held of record by Mr. Florence's wife.

(d) Includes 4,000 shares of Common Stock issuable upon exercise of vested employee stock options.

(e) Includes an aggregate of 2,975 shares of Common Stock held of record by Mr. Randolph's wife, and dependent daughter.

(f)  Represents less than 1% of the issued and outstanding shares of Common
     Stock.

(g) Includes 10,000 shares of Common Stock issuable upon exercise of vested employee stock options.

(h)  Includes 6,000 shares held by the Chafetz Family Charitable Trust.

(i) Represents shares of Common Stock held of record by Transeo Trust No. 2, of which the mother of Frederick H. Chicos, Mary L. Chicos is trustee.

(j) Includes 5,000 shares of Common Stock held of record in trust for Brian S. Cohen, Mr. Cohen's son.

(k) Includes 16,000 shares held by the Pisa Foundation Under Indenture of Trust in which Alan Perlman and Ann P. Perlman, his wife, are Co-Trustees.

(l) Includes Common Stock held of record by Mr. Perlman's wife, and Common Stock held of record in trusts for Mr. Perlman's children and nephews, aggregating 35,800 shares as to which Mr. Perlman disclaims beneficial ownership.

(m) Represents shares of Common Stock held of record by Roitenberg Investments, Inc., of which Harold Roitenberg is President.

(n) The business address for Gabelli Funds, Inc. and related entities is One Center, Rye, NY 10580.

(o) Represents Artisan Partners L.P. and related entities' holdings as of September 30, 1996.

(p) The business address for Artisan Partners L.P. and related entities is 1000 North Water Street, Suite 1770, Milwaukee, WI 53202.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ocean State Jobbers, Inc. ("Ocean State") purchased from the Company merchandise in the amount of approximately $2.450 million for the year ended December 31, 1996. Alan Perlman, a director of the Company, has been an officer and director of Ocean State since 1977.

     Service Merchandise Co. Inc., ("Service") purchased from the Company merchandise in the amount of approximately $22.598 million for the year ended December 31, 1996. On July 12, 1996, Farberware granted to Service, in consideration of royalty payments to be made by Service, the exclusive license to use and exploit the Farberware name and related intellectual property in connection with the sourcing, manufacture, marketing and sale of certain electric products. An indirect beneficial owner of less than 1% of the Company's Common Stock holds a significant management position in Service. Harold Roitenberg, a director of the Company, is also a director of Service.

     Wacker Industrial Company ("Wacker"), a major supplier, is owned by a holder of less than 1% of Syratech Common Stock. For the year ended December 31, 1996, the Company had purchases from Wacker of approximately $4.478 million.

     Lifetime Hoan Corporation ("Lifetime") purchased from the Company merchandise in the amount of approximately $5.033 million during the year ended December 31, 1996. In April 1996, the Company and Lifetime, acting together, acquired certain assets of Farberware, including the rights to share in certain royalties under certain license agreements entered into and assigned to the Company by the prior owner of the Farberware trade name. In addition, the Company expects to continue to grant licenses with respect to the Farberware trade name in conjunction with Lifetime.

     The Company believes that the transactions described or referred to above were effected on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)      Exhibits
        2.1    Restated Agreement and Plan of Merger dated November 27, 1996, effective as of
               October 23, 1996 between Syratech and THL Transaction I Corp. and the
               Amendment, dated February 14, 1997 to the Restated Agreement and Plan of
               Merger. Incorporated by reference from Exhibit 2.1 to Form S-4 Registration
               Statement No. 333-16917.
        3.1    Restated Certificate of Incorporation of Syratech. Incorporated by reference from Exhibit 3.1 to Form S-1 Registration Statement No. 33-41619.
        3.2    Syratech Corporation Certificate of Designations in respect of Series A
               Preferred Stock dated October 26, 1992. Incorporated by reference from Exhibit
               3.2 to Form S-4 Registration Statement No. 333-16917.
        3.3    Bylaws of Syratech. Incorporated by reference from Exhibit 3.2 to Form S-1
               Registration Statement No. 33-41619.
        3.4    Amendment to Section 2.9 of the Bylaws of Syratech, effective August 15, 1991.
               Incorporated by reference from Exhibit 3.3 to Form S-1 Registration Statement
               No. 33-41619.
        3.5    Certificate of Ownership and Merger of WSC Liquidating, Inc. by and into
               Syratech Corporation dated May 9, 1996. Incorporated by reference from Exhibit
               3.5 to Form S-4 Registration Statement No. 333-16917.
        3.6    Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to
               Form 10-K of Syratech for the year ended December 31, 1993.
       10.1    Form of Amended and Restated Employment Agreement dated as of April   , 1997
               between Leonard Florence and the Company. Incorporated by reference from
               Exhibit 10.1 to Form S-4 Registration Statement No. 333-16917.
       10.2    Employment Agreement dated August 16, 1991 between E. Merle Randolph and the
               Company. Incorporated by reference from Exhibit 10.17 to Form S-1 Registration
               Statement No. 33-41619.
       10.3    Employment Agreement dated August 16, 1991, between Melvin L. Levine and the
               Company. Incorporated by reference from Exhibit 10.18 to Form S-1 Registration
               Statement No. 33-41619.
       10.4    Employment Agreement dated August 16, 1991 between Alan R. Kanter and the
               Company. Incorporated by reference from Exhibit 10.19 to Form S-1 Registration
               Statement No. 33-41619.
       10.5    Amendment No. 1 dated as of July 27, 1996 to Employment Agreement dated as of
               August 16, 1991 between E. Merle Randolph and Company. Incorporated by reference from Exhibit 10.5 to Form S-4 Registration Statement No. 333-16917.
       10.6    Amendment No. 1 dated as of May 11, 1995 to Employment Agreement dated as of
               August 16, 1991 between Melvin L. Levine and the Company. Incorporated by reference from Exhibit 10.8 to Form 10-K for Syratech for the year ended
               December 31, 1995.
       10.7    Amendment No. 1 dated as of July 27, 1996 to Employment Agreement dated as of
               August 16, 1991 between Alan R. Kanter and the Company. Incorporated by reference from Exhibit 10.7 to Form S-4 Registration Statement No. 333-16917.
       10.8    Retirement Benefit Agreement dated as of July 27, 1996 between Faye A.
               Florence and the Company. Incorporated by reference from Exhibit 10.8 to Form
               S-4 Registration Statement No. 333-16917.
       10.9    Amendment No. 2, dated as of January 31, 1997, effective as of December 31,
               1996, to Employment Agreement dated as of August 16, 1991 between E. Merle
               Randolph and the Company. Incorporated by reference from Exhibit 10.9 to Form
               S-4 Registration Statement No. 333-16917.

       10.10   Amendment No. 2, dated as of January 31, 1997, effective as of December 31,
               1996, to Employment Agreement dated as of August 16, 1991 between Melvin L.
               Levine and the Company. Incorporated by reference from Exhibit 10.10 to Form
               S-4 Registration Statement No. 333-16917.
       10.11   Amendment No. 2 dated January 31, 1997 effective as of December 31, 1996, to
               Employment Agreement dated as of August 16, 1991 between Alan R. Kanter and the Company. Incorporated by reference from Exhibit 10.11 to Form S-4
               Registration Statement No. 333-16917.
       10.12   Agreement dated December 31, 1996 by and between the Company, THL I
               Transaction Corp., Leonard Florence and Melvin L. Levine. Incorporated by
               reference from Exhibit 10.12 to Form S-4 Registration Statement No. 333-16917.
       10.13   Agreement dated December 31, 1996 by and between the Company, THL I
               Transaction Corp., Leonard Florence and E. Merle Randolph. Incorporated by
               reference from Exhibit 10.13 to Form S-4 Registration Statement No. 333-16917.
       10.14   Agreement dated December 31, 1996 by and between the Company, THL I
               Transaction Corp., Leonard Florence and Alan R. Kanter. Incorporated by
               reference from Exhibit 10.14 to Form S-4 Registration Statement No. 333-16917.
       10.15   Asset Purchase Agreement dated February 2, 1996 by and between Farberware
               Inc., the Company, Lifetime Hoan Corporation and Far-B Acquisition Corp., Inc.
               Incorporated by reference from Exhibit 1 to Form 8-K dated April 16, 1996.
       10.16   Settlement Agreement dated February 3, 1997 by and among Bruckner
               Manufacturing Corp. (formerly Farberware Inc.), U.S. Industries, Inc.,
               Farberware Inc. (formerly Far-B Acquisition Corp.) and Lifetime Hoan
               Corporation. Incorporated by reference from Exhibit 10.16 to Form S-4
               Registration Statement No. 333-16917.
       10.17   Agreement dated as of December 7, 1995 among the Company, SYR Acquisition Inc.
               and Rauch Industries, Inc. Incorporated by reference from Exhibit 1 to Form
               8-K of the Company dated December 7, 1995. Incorporated by reference from
               Exhibit 10.17 to Form S-4 Registration Statement No. 333-16917.
       10.18   Amended and Restated Line of Credit Agreement among Wallace International de
               Puerto Rico, Inc., International Silver de Puerto Rico, Inc. and Banco Popular
               de Puerto Rico dated October 15, 1996. Incorporated by reference from Exhibit
               10.18 to Form S-4 Registration Statement No. 333-16917.
       10.19   Agreement, dated as of February 2, 1996, by and among the Company, Lifetime
               Hoan Corporation and Far-B Acquisition Corp. Incorporated by reference from
               Exhibit 10.19 to Form S-4 Registration Statement No. 333-16917.
       10.20   Agreement, dated as of May 3, 1996, by and among the Company, Farberware Inc.
               and Meyer Manufacturing Co. Ltd. Incorporated by reference from Exhibit 10.20 to Form S-4 Registration Statement No. 333-16917.
       10.21   License Agreement, dated as of July 12, 1996, by and between Farberware Inc.
               and Service Merchandise Company, Inc. (redacted to omit certain royalty information). Incorporated by reference from Exhibit 10.21 to Form S-4
               Registration Statement No. 333-16917.
       10.22   Agreement, dated as of October 16, 1996, among Farberware Inc., Service
               Merchandise Company, Inc. and Windmere-Durable Holdings, Inc. (amending Item
               10.21). Incorporated by reference from Exhibit 10.22 to Form S-4 Registration
               Statement No. 333-16917.
       11      Statement re: computation of per share earnings.
       22      List of Subsidiaries. Incorporated by reference from Exhibit 22 to Form S-4
               Registration Statement No. 333-16917.
       27      Financial Data Schedule

     (b)     Financial Statement Schedule:

     Independent Auditors' Report on Schedule

     Schedule II:  Valuation and Qualifying Accounts

     (c)     Reports filed on Form 8-K for the quarter ended December 31, 1996:

     The Company filed a Current Report on Form 8-K, dated October 25, 1996, with the Securities and Exchange Commission which reported the announcement of the Agreement and Plan of Merger between Syratech Corporation and Thomas H. Lee Equity Fund III LP.

     The Company filed a Current Report on Form 8-K, dated November 12, 1996, with the Securities and Exchange Commission which reported the termination of Syratech Corporation's Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 31st day of March, 1997.

                                          SYRATECH CORPORATION

                                          By:      /s/ LEONARD FLORENCE
                                            ------------------------------------
                                                      Leonard Florence
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated below.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------  -----------------------------  ------------------
            /s/ LEONARD FLORENCE               Chairman of the Board of           March 31, 1997
---------------------------------------------  Directors, Chief Executive
              Leonard Florence                 Officer and President
                                               (Principal Executive Officer)

            /s/ E. MERLE RANDOLPH              Vice President, Chief              March 31, 1997
---------------------------------------------  Financial Officer, Treasurer
              E. Merle Randolph                and Director (Principal
                                               Financial and Accounting
                                               Officer)

              /s/ IRWIN CHAFETZ                Director                           March 31, 1997
---------------------------------------------
                Irwin Chafetz
           /s/ FREDERICK H. CHICOS             Director                           March 31, 1997
---------------------------------------------
             Frederick H. Chicos

              /s/ HAROLD COHEN                 Director                           March 31, 1997
---------------------------------------------
                Harold Cohen

                                               Director                           March 31, 1997
---------------------------------------------
               Jerry R. Jacob

            /s/ MELVIN L. LEVINE               Director                           March 31, 1997
---------------------------------------------
              Melvin L. Levine

              /s/ ALAN PERLMAN                 Director                           March 31, 1997
---------------------------------------------
                Alan Perlman

            /s/ HAROLD ROITENBERG              Director                           March 31, 1997
---------------------------------------------
              Harold Roitenberg

              /s/ JACOB SALIBA                 Director                           March 31, 1997
---------------------------------------------
                Jacob Saliba

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Syratech Corporation
Boston, Massachusetts

     We have audited the consolidated financial statements of Syratech Corporation (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 7, 1997 (February 14, 1997 as to Note 15) included elsewhere in the Annual Report on Form 10-K ("Annual Report"). Our audits also included the consolidated financial statement schedule listed in Item 14 of this Annual Report. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 7, 1997

                                                                     SCHEDULE II

                     SYRATECH CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              COLUMN C
                                                      -------------------------
                                        COLUMN B                                                    COLUMN E
                                      ------------       (1)                                       ----------
              COLUMN A                 BALANCE AT     CHARGED TO        (2)         COLUMN D       BALANCE AT
------------------------------------  BEGINNING OF    COSTS AND     CHARGED TO     ----------        END OF
            DESCRIPTION                  PERIOD        EXPENSES     OTHER ACCTS    DEDUCTIONS        PERIOD
------------------------------------  ------------    ----------    -----------    ----------      ----------
YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts.....     $1,603         $   93        $--           $    165(a)      $1,861
Sales returns and allowances........      2,604          5,813         --             (4,916)(b)      3,501
                                         ------         ------        -------       --------         ------
                                         $4,207         $5,906        $--           $ (4,751)        $5,362
                                         ======         ======        =======       ========         ======

YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts.....     $1,372         $  602        $--           $   (371)(a)     $1,603
Sales returns and allowances........      2,133          5,206         --             (4,735)(b)      2,604
                                         ------         ------        -------       --------         ------
                                         $3,505         $5,808        $--           $ (5,106)        $4,207
                                         ======         ======        =======       ========         ======
YEAR ENDED DECEMBER 31, 1994
Allowance for doubtful accounts.....     $1,385         $   84         --           $    (97)(a)     $1,372
Sales returns and allowances........      2,397          3,868         --             (4,132)(b)      2,133
                                         ------         ------        -------       --------         ------
                                         $3,782         $3,952        $--           $ (4,229)        $3,505
                                         ======         ======        =======       ========         ======

---------------

(a) Doubtful accounts written off

(b) Sales returns and other

                               INDEX TO EXHIBITS

    2.1    Restated Agreement and Plan of Merger dated November 27, 1996, effective as of
           October 23, 1996 between Syratech and THL Transaction I Corp. and the Amendment,
           dated February 14, 1997 to the Restated Agreement and Plan of Merger. Incorporated
           by reference from Exhibit 2.1 to Form S-4 Registration Statement No. 333-16917.
    3.1    Restated Certificate of Incorporation of Syratech. Incorporated by reference from
           Exhibit 3.1 to Form S-1 Registration Statement No. 33-41619.
    3.2    Syratech Corporation Certificate of Designations in respect of Series A Preferred
           Stock dated October 26, 1992. Incorporated by reference from Exhibit 3.2 to Form
           S-4 Registration Statement No. 333-16917.
    3.3    Bylaws of Syratech. Incorporated by reference from Exhibit 3.2 to Form S-1
           Registration Statement No. 33-41619.
    3.4    Amendment to Section 2.9 of the Bylaws of Syratech, effective August 15, 1991.
           Incorporated by reference from Exhibit 3.3 to Form S-1 Registration Statement No.
           33-41619.
    3.5    Certificate of Ownership and Merger of WSC Liquidating, Inc. by and into Syratech
           Corporation dated May 9, 1996. Incorporated by reference from Exhibit 3.5 to Form
           S-4 Registration Statement No. 333-16917.
    3.6    Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to
           Form 10-K of Syratech for the year ended December 31, 1993.
   10.1    Form of Amended and Restated Employment Agreement dated as of April   , 1997
           between Leonard Florence and the Company. Incorporated by reference from Exhibit
           10.1 to Form S-4 Registration Statement No. 333-16917.
   10.2    Employment Agreement dated August 16, 1991 between E. Merle Randolph and the
           Company. Incorporated by reference from Exhibit 10.17 to Form S-1 Registration
           Statement No. 33-41619.
   10.3    Employment Agreement dated August 16, 1991, between Melvin L. Levine and the
           Company. Incorporated by reference from Exhibit 10.18 to Form S-1 Registration
           Statement No. 33-41619.
   10.4    Employment Agreement dated August 16, 1991 between Alan R. Kanter and the Company.
           Incorporated by reference from Exhibit 10.19 to Form S-1 Registration Statement
           No. 33-41619.
   10.5    Amendment No. 1 dated as of July 27, 1996 to Employment Agreement dated as of
           August 16, 1991 between E. Merle Randolph and Company. Incorporated by reference from Exhibit 10.5 to Form S-4 Registration Statement No. 333-16917.
   10.6    Amendment No. 1 dated as of May 11, 1995 to Employment Agreement dated as of
           August 16, 1991 between Melvin L. Levine and the Company. Incorporated by reference from Exhibit 10.8 to Form 10-K for Syratech for the year ended December
           31, 1995.
   10.7    Amendment No. 1 dated as of July 27, 1996 to Employment Agreement dated as of
           August 16, 1991 between Alan R. Kanter and the Company. Incorporated by reference from Exhibit 10.7 to Form S-4 Registration Statement No. 333-16917.
   10.8    Retirement Benefit Agreement dated as of July 27, 1996 between Faye A. Florence and the Company. Incorporated by reference from Exhibit 10.8 to Form S-4
           Registration Statement No. 333-16917.
   10.9    Amendment No. 2, dated as of January 31, 1997, effective as of December 31, 1996, to Employment Agreement dated as of August 16, 1991 between E. Merle Randolph and the Company. Incorporated by reference from Exhibit 10.9 to Form S-4 Registration
           Statement No. 333-16917.
   10.10   Amendment No. 2, dated as of January 31, 1997, effective as of December 31, 1996, to Employment Agreement dated as of August 16, 1991 between Melvin L. Levine and the Company. Incorporated by reference from Exhibit 10.10 to Form S-4 Registration
           Statement No. 333-16917.

   10.11   Amendment No. 2 dated January 31, 1997 effective as of December 31, 1996, to
           Employment Agreement dated as of August 16, 1991 between Alan R. Kanter and the
           Company. Incorporated by reference from Exhibit 10.11 to Form S-4 Registration
           Statement No. 333- 16917.
   10.12   Agreement dated December 31, 1996 by and between the Company, THL I Transaction
           Corp., Leonard Florence and Melvin L. Levine. Incorporated by reference from
           Exhibit 10.12 to Form S-4 Registration Statement No. 333-16917.
   10.13   Agreement dated December 31, 1996 by and between the Company, THL I Transaction
           Corp., Leonard Florence and E. Merle Randolph. Incorporated by reference from
           Exhibit 10.13 to Form S-4 Registration Statement No. 333-16917.
   10.14   Agreement dated December 31, 1996 by and between the Company, THL I Transaction
           Corp., Leonard Florence and Alan R. Kanter. Incorporated by reference from Exhibit
           10.14 to Form S-4 Registration Statement No. 333-16917.
   10.15   Asset Purchase Agreement dated February 2, 1996 by and between Farberware Inc., the Company, Lifetime Hoan Corporation and Far-B Acquisition Corp., Inc.
           Incorporated by reference from Exhibit 1 to Form 8-K dated April 16, 1996.
   10.16   Settlement Agreement dated February 3, 1997 by and among Bruckner Manufacturing
           Corp. (formerly Farberware Inc.), U.S. Industries, Inc., Farberware Inc. (formerly
           Far-B Acquisition Corp.) and Lifetime Hoan Corporation. Incorporated by reference from Exhibit 10.16 to Form S-4 Registration Statement No. 333-16917.
   10.17   Agreement dated as of December 7, 1995 among the Company, SYR Acquisition Inc. and
           Rauch Industries, Inc. Incorporated by reference from Exhibit 1 to Form 8-K of the
           Company dated December 7, 1995. Incorporated by reference from Exhibit 10.17 to
           Form S-4 Registration Statement No. 333-16917.
   10.18   Amended and Restated Line of Credit Agreement among Wallace International de
           Puerto Rico, Inc., International Silver de Puerto Rico, Inc. and Banco Popular de
           Puerto Rico dated October 15, 1996. Incorporated by reference from Exhibit 10.18 to Form S-4 Registration Statement No. 333-16917.
   10.19   Agreement, dated as of February 2, 1996, by and among the Company, Lifetime Hoan
           Corporation and Far-B Acquisition Corp. Incorporated by reference from Exhibit
           10.19 to Form S-4 Registration Statement No. 333-16917.
   10.20   Agreement, dated as of May 3, 1996, by and among the Company, Farberware Inc. and
           Meyer Manufacturing Co. Ltd. Incorporated by reference from Exhibit 10.20 to Form
           S-4 Registration Statement No. 333-16917.
   10.21   License Agreement, dated as of July 12, 1996, by and between Farberware Inc. and
           Service Merchandise Company, Inc. (redacted to omit certain royalty information).
           Incorporated by reference from Exhibit 10.21 to Form S-4 Registration Statement
           No. 333-16917.
   10.22   Agreement, dated as of October 16, 1996, among Farberware Inc., Service
           Merchandise Company, Inc. and Windmere-Durable Holdings, Inc. (amending Item
           10.21). Incorporated by reference from Exhibit 10.22 to Form S-4 Registration
           Statement No. 333-16917.
   11      Statement re: computation of per share earnings.
   22      List of Subsidiaries. Incorporated by reference from Exhibit 22 to Form S-4
           Registration Statement No. 333-16917.
   27      Financial Data Schedule