Form 10-Q
period 1997-03-31
SYRATECH CORP
filed 1997-05-05
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997


|_| TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________________


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES __X__    NO ____


Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 1997- 8,699,231

                                      INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996                                             1

         Condensed Consolidated Income Statements for the three month
         periods ended March 31, 1997 and 1996                             2

         Condensed Consolidated Statements of Cash Flows for the
         three month periods ended March 31, 1997 and 1996                 3

         Notes to Condensed Consolidated Financial Statements              4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 11

Signature                                                                 12

                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         March 31,               December 31,
                                                                                           1997                      1996
                                                                                    ------------------       ---------------------
                                                                                       (unaudited)
                               ASSETS
Current assets:
   Cash and equivalents .........................................................   $            1,279        $             3,605
   Accounts receivable, net .....................................................               49,121                     60,020
   Inventories ..................................................................               78,827                     79,355
   Deferred income taxes ........................................................                9,651                      8,940
   Prepaid expenses and other ...................................................                5,191                      3,803
                                                                                   --------------------      ---------------------
       Total current assets .....................................................              144,069                    155,723

Property, plant and equipment, net ..............................................               69,074                     63,955
Purchase price in excess of net assets acquired .................................                6,971                      7,032
Other assets ....................................................................                  400                        544
                                                                                   --------------------      ---------------------
       Total ....................................................................   $          220,514        $           227,254
                                                                                   ====================      =====================
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ..................................   $            8,138        $             6,636
   Accounts payable..............................................................                8,254                      9,689
   Accrued expenses..............................................................                7,461                     11,049
   Accrued compensation..........................................................                2,430                      4,228
   Accrued advertising...........................................................                2,480                      3,273
   Income taxes payable..........................................................                 --                          930
                                                                                   --------------------      ---------------------
       Total current liabilities ................................................               28,763                     35,805

Deferred income taxes ...........................................................               18,329                     17,706
Pension liability and other long-term liabilities................................                3,398                      3,495
Commitments and contingencies ...................................................

Stockholders' equity:
   Preferred stock; $.10 par value, 500,000 shares authorized; no shares issued or outstanding (135,000 shares designated Series A Preferred Stock)
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 8,699,449 and 8,695,449 shares issued in
     1997 and 1996, respectively.................................................                   87                         87
   Additional paid-in capital ...................................................               12,543                     12,480
   Retained earnings ............................................................              157,224                    157,117
   Cumulative translation adjustment ............................................                  173                        567
   Less: Treasury stock; 218 shares, at cost ....................................                   (3)                        (3)
                                                                                   --------------------      ---------------------
       Total stockholders' equity ...............................................              170,024                    170,248
                                                                                   --------------------      ---------------------
       Total ....................................................................   $          220,514        $           227,254
                                                                                   ====================      =====================


            See notes to condensed consolidated financial statements.
                                        1

                      SYRATECH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)
                      (in thousands, except per share data)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                     1997                 1996
                                                                                     ----                 ----
Net sales ...................................................................... $   44,039           $   31,266
Cost of sales ..................................................................     31,414               22,218
                                                                                 -----------          -----------
     Gross profit ..............................................................     12,625                9,048

Selling, general and administrative expenses ...................................     14,596                9,338
Other operating income .........................................................      1,116 (1)
                                                                                 -----------          -----------
     Loss from operations ......................................................       (855)                (290)

Interest expense ...............................................................         (7)                (127)
Interest income ................................................................          8                  560
Other income ...................................................................      1,025 (2)
                                                                                 -----------          -----------
     Income before provision for income taxes ..................................        171                  143

Provision for income taxes .....................................................         64                   53
                                                                                 -----------          -----------
     Net income ................................................................ $      107           $       90
                                                                                 ===========          ===========



Earnings per share.............................................................. $     0.01           $     0.01
                                                                                 ===========          ===========

Weighted average common and common
   equivalent shares outstanding ...............................................      8,820                8,778
                                                                                 ===========          ===========

(1) Represents income from disposal of Farberware inventory and income from royalties.
(2) Represents income from the sale of equipment associated with the Farberware settlement.


            See notes to condensed consolidated financial statements.
                                        2

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)



                                                                        Three Months Ended March 31,
                                                                       -------------------------------
                                                                            1997               1996
                                                                       ------------        -----------
Cash flows from operating activities:
Net income ............................................................  $     107         $       90
Adjustments to reconcile net income to net
   cash provided by operations:
   Depreciation and amortization ......................................      1,177              1,122
   Deferred income taxes ..............................................        (88)            (3,878)
   Other ..............................................................        130                334
   Increase (decrease):
       Marketable securities ..........................................                        30,561
       Accounts receivable ............................................     10,899             12,258
       Inventories ....................................................        528             (5,794)
       Prepaid expenses and other .....................................     (1,388)               117
       Accounts payable and accrued expenses ..........................     (7,821)            (3,726)
       Income taxes payable ...........................................       (930)               415
   Discontinued operations ............................................                         1,135
                                                                         ----------       ------------
Net cash provided by operations .......................................      2,614             32,634
                                                                         ----------       ------------

Cash flows from investing activities:
Acquisition of business net of cash acquired ..........................                       (46,593)
Purchases of property, plant and equipment ............................     (6,226)            (1,372)
Other .................................................................        121                 (8)
                                                                         ----------       ------------
Net cash used in investing activities .................................     (6,105)           (47,973)
                                                                         ----------       ------------

Cash flows from financing activities:
Change in revolving loan facilities ...................................      1,502            (51,735)
Other .................................................................       (337)                68
                                                                         ----------       ------------
Net cash provided by (used in) financing activities....................      1,165            (51,667)
                                                                         ----------       ------------

Net decrease in cash and equivalents ..................................     (2,326)           (67,006)

Cash and equivalents, beginning of period .............................      3,605             78,493
                                                                         ----------       ------------
Cash and equivalents, end of period....................................  $   1,279         $   11,487
                                                                         ==========       ============


            See notes to condensed consolidated financial statements.
                                        3

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (in thousands, except share and per share data)


1. FINANCIAL INFORMATION

   The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 Annual Report on Form 10-K.

   In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               Three Months Ended March 31,
                                            ---------------------------------
                                                   1997              1996
                                            ----------------  ---------------
Cash paid during the period for:
     Interest.............................. $            280  $           124
                                            ================  ===============
     Income taxes.......................... $          1,172  $         3,445
                                            ================  ===============


3. AGREEMENT AND PLAN OF MERGER

   On April 16, 1997, THL Transaction I Corp., ("THL I"), a Delaware corporation, controlled by affiliates of Thomas H. Lee Company ("Lee Affiliates"), was merged with and into the Company (the "Merger") pursuant to the Restated Agreement and Plan of Merger, dated as of November 27, 1996, effective as of October 23, 1996, as amended on February 14, 1997, between THL I and the Company.

   Pursuant to the Merger, each share of the Company's Common Stock, par value $0.01 per share ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (other than (i) shares of Common stock held by the Company or any wholly-owned subsidiary thereof, and
(ii) 35,232 shares of Common Stock that were contributed to the Company by Leonard Florence upon the Merger and which were then canceled and retired) was entitled to receive at the election of the holder thereof and subject to the stated below, either (a) $32.00 in cash (except that Leonard Florence received $28.00 in cash) or (b) one fully paid and non-assessable share of the Company's Common Stock. Common Stock retained was limited in the case of each stockholder (other than Management Stockholders) to 34.75% of such stockholder's shares of Common Stock. Also, because no more than an aggregate of 868,250 shares of the Company Common Stock could be retained by stockholders (other than Management Stockholders), the right to retain the Company's Common Stock was subject to proration. In addition, each Company Stock Option granted under the 1986 and 1993 Stock Plans outstanding immediately prior to the Effective Time, vested and was canceled in exchange for the excess in cash of $32.00 over the exercise price per share of the Company's Common Stock. The aggregate amount paid to optionees was $3,685.

   Upon the Merger, the Lee Affiliates acquired, directly from the Company, an aggregate of 18,000 shares (100%) of the Company's 12% Cumulative Redeemable Preferred Stock and 2,350,530 shares (60.7%) of the Company's Common Stock, in exchange for corresponding stock interests in THL I, for which the Lee Affiliates had paid an aggregate of $93,200 in cash. Accordingly, the Lee Affiliates acquired control of the Company.

   The liquidation preference of the Cumulative Redeemable Preferred Stock is $1,000 per share plus accrued but unpaid dividends. Holders of the Cumulative Redeemable Preferred Stock are entitled, subject to the rights of creditors, in the event of any voluntary or involuntary liquidation of the Company, to an amount in cash equal to $1,000 for each share outstanding plus all accrued and unpaid dividends. The rights of holders of the Cumulative Redeemable Preferred Stock upon liquidation of the Company rank prior to those of the holders of Syratech Common Stock.

   Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred stock for the purpose of calculating succeeding years' dividends.

   The Cumulative Redeemable Preferred Stock is redeemable at any time at the option of the Company, in whole or in part, at $1,000 per share plus all accumulated and unpaid dividends, if any, to the date of redemption. Subject to the Company's existing debt agreements, the Company must redeem all outstanding Cumulative Redeemable Preferred Stock in the event of a public offering of equity, a change of control or certain sales of assets.

   The transaction will be accounted for as a recapitalization. Pro forma stockholders' equity as of March 31, 1997 was $28,851 considering the effects of the Merger, because the distribution to stockholders, as well as approximately one-third of Merger expenses would reduce stockholders' equity.

   At the Effective Time, the Company entered into debt financing arrangements consisting of $165,000 principal amount of 11% Senior Notes (the "Notes") and a Senior Revolving Credit Facility of $130,000 (the "Revolving Credit Facility"). The amount invested by the Lee Affiliates in THL I, the purchase price for the Cumulative Redeemable Preferred Stock, plus proceeds of the Notes and a portion of the proceeds available pursuant to the Revolving Credit Facility were used to finance the conversion into cash of the shares of the Company's outstanding Common Stock that were not retained by the Company's then existing stockholders, and to refinance the Company's outstanding indebtedness. The Revolving Credit Facility is also intended to provide for the Company's working capital requirements at the time of and following the Merger.

   At the Effective Time of the Merger, the employment agreement with the Chairman was amended which (i) changed his term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provides for a minimum base salary of $1,150 per annum, (iii) established $1,150 as the minimum amount upon which the Chairman's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) created contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, the employment agreement with the Vice President of Purchasing was amended to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

4. INVENTORIES

Inventories consisted of the following:

                                                          March 31,      December 31,
                                                            1997             1996
                                                       --------------   -------------
Raw material.........................................  $        8,906   $      9,020
Work-in-process......................................           8,684          5,980
Finished goods.......................................          61,237         64,355
                                                       --------------   ------------
     Total...........................................  $       78,827   $     79,355
                                                       ==============   ============


5. INCOME TAXES

   The provision for income tax expense for the three month period ended March 31, 1997 has been computed using the estimated effective tax rate for the year ended December 31, 1997.

6. NOTES PAYABLE AND LONG-TERM DEBT

   The Company's $60,000 Revolving Loan Agreement was terminated on April 16, 1997, the effective date of the Merger. In connection with the Merger, a Revolving Credit Facility was entered into providing $130,000 of borrowings including a $30,000 sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility will bear interest at a rate equal to, at the Company's option, NationsBank's Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, the Company is required during February and March of each year to maintain excess availability of at least $45,000. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants of the Company and the subsidiary borrowers, including but not limited, to minimum consolidated net worth on or after September 30, 1997 to be at least $1.00.

   Prior to the Merger, the Company paid the outstanding borrowings of $252 under its Puerto Rican subsidiaries' $10,000 revolving credit facility. The Company is currently renegotiating a $1,000 facility with the same lender.

   The Notes due April 15, 2007, issued in connection with the Merger, requires interest payments to be made semi-annually on April 15 and October 15. The Notes will be general unsecured obligations of the Company and will rank pari passu in right of payment with all current and future unsubordinated Indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility will be secured by a first priority Lien on the accounts receivable and inventory of the Company and its domestic subsidiaries. Consequently, the obligations of the Company under the Notes will be effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets.

   The Company's ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Note Indenture.

7. ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"), which supersedes Accounting Principles Board No. 15. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of Statement 128 is to simplify the computation of EPS and to make the U. S. Standard for computing EPS more compatible with international EPS computations. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will be required to adopt Statement 128 in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the Company's EPS. The pro forma basic and diluted EPS (as defined by Statement
128) for the three months ended March 31, 1997 and 1996 are not materially different from the EPS amounts reported.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements


   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity, industry trends; overseas expansion; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business.

   For additional information concerning these and other important factors that may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Agreement and Plan of Merger

   On April 16, 1997, THL Transaction I Corp., ("THL I"), a Delaware corporation, controlled by affiliates of Thomas H. Lee Company ("Lee Affiliates"), was merged with and into the Company (the "Merger") pursuant to the Restated Agreement and Plan of Merger, dated as of November 27, 1996, effective as of October 23, 1996, as amended on February 14, 1997, between THL I and the Company.

   Pursuant to the Merger, each share of the Company's Common Stock, par value $0.01 per share ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (other than (i) shares of Common stock held by the Company or any wholly-owned subsidiary thereof, and
(ii) 35,232 shares of Common Stock that were contributed to the Company by Leonard Florence upon the Merger and which were then canceled and retired) was entitled to receive at the election of the holder thereof and subject to the stated below, either (a) $32.00 in cash (except that Leonard Florence received $28.00 in cash) or (b) one fully paid and non-assessable share of the Company's Common Stock. Common Stock retained was limited in the case of each stockholder (other than Management Stockholders) to 34.75% of such stockholder's shares of Common Stock. Also, because no more than an aggregate of 868,250 shares of the Company Common Stock could be retained by stockholders (other than Management Stockholders), the right to retain the Company's Common Stock was subject to proration. In addition, each Company Stock Option granted under the 1986 and 1993 Stock Plans outstanding immediately prior to the Effective Time vested and was canceled in exchange for the excess in cash of $32.00 over the exercise price per share of the Company's Common Stock. The aggregate amount paid to optionees was $3.7 million.

   Upon the Merger, the Lee Affiliates acquired, directly from the Company, an aggregate of 18,000 shares (100%) of the Company's 12% Cumulative Redeemable Preferred Stock and 2,350,530 shares (60.7%) of the Company's Common Stock, in exchange for corresponding stock interests in THL I, for which the Lee Affiliates had paid an aggregate of $93.2 million in cash.
Accordingly, the Lee Affiliates acquired control of the Company.

   At the Effective Time, the Company entered into debt financing arrangements consisting of $165.0 million principal amount of 11% Senior Notes (the "Notes") and a Senior Revolving Credit Facility of $130.0 million (the "Revolving Credit Facility"). The amount invested by the Lee Affiliates in THL I, the purchase price for the Cumulative Redeemable Preferred Stock, plus proceeds of the Notes and a portion of the proceeds available pursuant to the Revolving Credit Facility were used to finance the conversion into cash of the shares of the Company's outstanding Common Stock that were not retained by the Company's then existing stockholders, and to refinance the Company's outstanding indebtedness. The Revolving Credit Facility is also intended to provide for the Company's working capital requirements at the time of and following the Merger.

Results of Operations

Three months ended March 31, 1997 compared to three months ended March 31, 1996

   Net sales increased 40.9% to $44.0 million for the three months ended March 31, 1997 from $31.3 million for the three months ended March 31, 1996. Excluding the impact of acquisitions of businesses and product lines completed in 1996, net sales increased 23.4%. This increase reflects increased sales volume of giftware items (including seasonal items and silverplated items) and of sterling silver flatware. The changes in product prices did not materially impact net sales.

   Gross profit increased 39.5% to $12.6 million for the three months ended March 31, 1997 from $9.0 million for the three months ended March 31, 1996. Gross profit as a percentage of sales was 28.7% for the 1997 first quarter compared to 28.9% for the comparable 1996 period. The 0.2 percentage point decrease in gross profit percentage was primarily a result of the liquidation of product acquired in the purchase of the Silvestri product line and to the inclusion in 1997 of the Silvestri warehouse cost during a period of low seasonal Silvestri sales volume. The decrease in gross profit margin was not materially impacted by change in normal product pricing.

   Selling, general and administrative expenses ("S, G & A expenses") increased to 33.1% as a percentage of net sales or $14.6 million for the three months ended March 31, 1997 from 29.9% or $9.3 million for the three months ended March 31, 1996. Excluding the 1996 acquisitions, S, G & A expenses were $10.9 million or 29.2% as a percentage of net sales for the first quarter of 1997 compared to 28.9% in the same period of 1996. The increase in S, G & A expenses was due primarily to increased royalties and increased costs including personnel costs related to the first quarter and expected 1997 growth in sales volume. In addition, fixed S, G & A expenses for the Rauch and Silvestri seasonal businesses are incurred throughout the year, however, sales are heavily weighted toward the third and fourth quarters of the year.

   Loss from operations of $0.9 million for the three months ended March 31, 1997 included other operating income of $1.1 million from the disposal of Farberware inventory and Farberware license revenue.

   Interest income, net, was one thousand dollars for the three months ended March 31, 1997 compared to $0.4 million in the same three months of 1996. This change results from a reduction in invested cash used for the 1996 acquisitions.

   Other income of $1.0 million for the three months ended March 31, 1997 relates to the sale of certain tools and equipment in conjunction with the February 3, 1997 Settlement reached with U. S. Industries, Inc. and Bruckner Manufacturing Corp. The Company expects to realize and recognize additional income on the sale of the remaining tools and equipment of approximately $1.3 million in the second quarter of 1997.

   The provision for income taxes was sixty four thousand dollars for the first quarter of 1997 compared to fifty three thousand for the same period of 1996. The effective income tax rate was 37.4% for the 1997 first quarter compared to 37.1% for the 1996 first quarter. This increase in the effective income tax rate in 1997 is due primarily to a higher proportion of income earned in state tax jurisdictions with higher income tax rates.

   Net income for the three months ended March 31, 1997 was one hundred and seven thousand compared to ninety thousand for the comparable 1996 period. Income per share was $0.01 for both periods on 8,820,000 shares in the 1997 first quarter and 8,778,000 shares in the 1996 first quarter.

Liquidity and Capital Resources

   Net cash provided by operating activities for the three months ended March 31, 1997 was $2.6 million. The primary source of cash provided was the seasonal collection of accounts receivable partially offset by payments for royalties, incentive compensation and commissions and the final payment for inventory purchased under the Farberware Manufacturing Services Agreement.

   The Company's working capital requirements are seasonal and tend to be highest in the period from September through December due to the Christmas selling season. Accounts receivable tend to decline during the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in

September. This seasonality has increased as a result of the 1996 acquisition of Rauch and the Silvestri and Potpourri product lines.

   Capital expenditures were approximately $6.2 million for the three months ended March 31, 1997. These expenditures were primarily for land for a warehouse facility on the West Coast., improvements at the Company's East Boston facility and machinery, tools and dies for the Company's Rauch and C. J. Vander manufacturing facilities.

   The Company's $60.0 million Revolving Loan Agreement was terminated on April 16, 1997, the effective date of the Merger. In connection with the Merger, a Revolving Credit Facility was entered into providing $130.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility will bear interest at a rate equal to, at the Company's option, NationsBank's Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, the Company is required during February and March of each year to maintain excess availability of at least $45.0 million. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants of the Company and the subsidiary borrowers, including but not limited to minimum consolidated net worth on or after September 30, 1997 to be at least $1.00.

   Prior to the Merger, the Company paid the outstanding borrowings of $0.3 million under its Puerto Rican subsidiaries' $10.0 million revolving credit facility. The Company is currently renegotiating a $1.0 million facility with the same lender.

   The Notes due April 15, 2007, issued in connection with the Merger, requires interest payments to be made semi-annually on April 15 and October 15. The Notes will be general unsecured obligations of the Company and will rank pari passu in right of payment with all current and future unsubordinated Indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility will be secured by a first priority Lien on the accounts receivable and inventory of the Company and its domestic subsidiaries. Consequently, the obligations of the Company under the Notes will be effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets.

   The Company's ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Note Indenture.

   The liquidation preference of the Cumulative Redeemable Preferred Stock is $1,000 per share plus accrued but unpaid dividends. Holders of the Cumulative Redeemable Preferred Stock are entitled, subject to the rights of creditors, in the event of any voluntary or involuntary liquidation of the Company, to an amount in cash equal to $1,000 for each share outstanding plus all accrued and unpaid dividends. The rights of holders of the Cumulative Redeemable Preferred Stock upon liquidation of the Company rank prior to those of the holders of Syratech Common Stock.

   Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred stock for the purpose of calculating succeeding years' dividends.

   The Cumulative Redeemable Preferred Stock is redeemable at any time at the option of the Company, in whole or in part, at $1,000 per share plus all accumulated and unpaid dividends, if any, to the date of redemption. Subject to the Company's existing debt agreements, the Company must redeem all outstanding Cumulative Redeemable Preferred Stock in the event of a public offering of equity, a change of control or certain sales of assets.

   At the Effective Time of the Merger, the employment agreement with the Chairman was amended which (i) changed his term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provides for a minimum base salary of approximately $1.2 million per annum, (iii) established approximately $1.2 million as the minimum amount upon which the Chairman's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) created contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, the employment agreement with the Vice President of Purchasing was amended to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

   The Company believes that the 1996 acquisitions of businesses and product lines together with the growth in the Company's existing businesses will generate sufficient income from operations to cover the increased level of interest to be incurred as a result of the Merger and allow the Company to remain profitable. The Company has already begun to capitalize on the synergies of the newly acquired businesses. As the new acquisitions continue to be integrated with the core business, and with each other, cost savings are expected to be realized as redundant functions, services and facilities are eliminated. In addition, when the West Coast warehouse and distribution facility becomes operational in 1998 it is expected to create additional savings.

   The Company believes that funds generated from operations and borrowings available under the Revolving Credit Facility will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $165.0 million Notes issued in connection with the Merger and under its operating leases) and fund planned capital expenditures through December 31, 1998. See "Agreement and Plan of Merger".

Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128") which supersedes Accounting Principles Board No. 15. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of Statement 128 is to simplify the computation of EPS and to make the U. S. Standard for computing EPS more compatible with international EPS computations. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will be required to adopt Statement 128 in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the Company's EPS.

                            PART II-OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         EX-11      Computation of Net Income per Common Share.

         EX-27      Financial Data Schedule

   (b)   Reports on Form 8-K:

         A report on Form 8-K/A, dated February 27, 1997, (which supersedes a Current Report on Form 8-K/A dated April 29, 1996) which amended the pro forma financial statements of Rauch Industries, Inc., was filed during the three months ended March 31, 1997.

                      SYRATECH CORPORATION AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Syratech Corporation


Dated:  May 5, 1997
                                         /s/ E. Merle Randolph
                                         --------------------------------------
                                         E. Merle Randolph
                                         Vice President, Treasurer, and
                                         Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS

                         Filed with Syratech Corporation
                    Report on Form 10-Q for the Quarter Ended
                                 March 31, 1997



      Exhibit No
      ----------

         EX-11.1    Computation of Net Income per Common Share.

         EX-27      Financial Data Schedule