Form 10-Q
period 1997-06-30
SYRATECH CORP
filed 1997-08-13
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 1997

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________________


Commission File Number: 1-12624


                              Syratech Corporation
             (Exact name of registrant as specified in its charter)


          Delaware                                          13-3354944
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization                       Identification No.)

         175 McClellan Highway
       East Boston, Massachusetts                            02128-9114
(Address of  principal executive office)                      (Zip Code)


Registrant's telephone number, including area code - 617-561-2200


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES     X         NO   _____


Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at June 30, 1997-3,784,018

                                     INDEX


PART I - FINANCIAL INFORMATION                                     PAGE NO.

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets at June 30, 1997
        and December 31, 1996                                         1

        Condensed Consolidated Income Statements for the three
        and six month periods ended June 30, 1997 and 1996            2

        Condensed Consolidated Statements of Cash Flows for the
        three and six month periods ended June 30, 1997 and 1996      3

        Notes to Condensed Consolidated Financial Statements          4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           9

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders          15

Item 6. Exhibits and Reports on Form 8-K                             15

Signature                                                            16

                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                    June 30,      December 31,
                                                                                       1997           1996
                                                                                  -------------   ------------
                                ASSETS
Current assets:
   Cash and equivalents ........................................................    $  2,128        $  3,605
   Accounts receivable, net ....................................................      46,950          60,020
   Inventories .................................................................     104,439          79,355
   Deferred income taxes .......................................................      13,253           8,940
   Prepaid expenses and other ..................................................       4,448           3,803
                                                                                  ----------        ---------
       Total current assets ....................................................     171,218         155,723

Property, plant and equipment, net .............................................      70,762          63,955
Purchase price in excess of net assets acquired ................................       6,911           7,032
Deferred financing costs .......................................................      10,500
Other assets ...................................................................         358             544
                                                                                  ----------        ---------
       Total ...................................................................    $259,749        $227,254
                                                                                  ==========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities ...................................................    $ 21,280        $  6,636
   Accounts payable.............................................................      13,343           9,689
   Accrued expenses.............................................................       9,408          11,049
   Accrued compensation.........................................................       2,676           4,228
   Accrued advertising..........................................................       2,515           3,273
   Income taxes payable.........................................................        --               930
                                                                                  ----------        ---------
       Total current liabilities ...............................................      49,222          35,805

Long - term debt ...............................................................     165,000
Deferred income taxes ..........................................................      18,329          17,706
Pension liability and other long - term liabilities.............................       3,509           3,495
Accrued preferred stock dividend ...............................................         450
Commitments and contingencies ..................................................

Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock,
    18,000 shares issued and outstanding, liquidation value of $18,000)               18,000
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018 and 8,695,449 shares issued in
     1997 and 1996, respectively................................................          38              87
   Additional paid-in capital ..................................................                      12,480
   Retained earnings ...........................................................       4,762         157,117
   Cumulative translation adjustment ...........................................         439             567
   Less: Treasury stock; 218 shares, at cost ...................................                          (3)
                                                                                  ----------        ---------
       Total stockholders' equity ..............................................      23,239         170,248
                                                                                  ----------        ---------
       Total ...................................................................    $259,749        $227,254
                                                                                  ==========        =========


            See notes to condensed consolidated financial statements.
                                        1

                      SYRATECH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)
                      (in thousands, except per share data)

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                  June 30,
                                                       -----------------------       ----------------------
                                                          1997         1996           1997         1996
Net sales .......................................      $ 41,015       $38,592       $85,054      $69,858
Cost of sales ...................................        29,664        28,414        61,078       50,632

                                                       ---------      --------      --------     --------
     Gross profit ...............................        11,351        10,178        23,976       19,226

Selling, general and administrative expenses ....        18,145 (1)    11,417        32,741 (1)   20,755
Other operating income ..........................           720 (2)     3,422 (2)     1,836 (2)    3,422 (2)

                                                       ---------      --------      --------     --------
     Income/(loss) from operations ..............        (6,074)        2,183        (6,929)       1,893

Interest expense ................................        (4,304)         (866)       (4,311)        (993)
Interest income .................................           194            44           202          604
Other income ....................................         1,159 (3)    11,900 (3)     2,184 (3)   11,900 (3)

                                                       ---------      --------      --------     --------
     Income /(loss) before provision/
     (benefit) for income taxes .................        (9,025)       13,261        (8,854)      13,404
Provision/(benefit) for income taxes ............        (3,384)        4,638        (3,320)       4,691

                                                       ---------      --------      --------     --------
     Net income/(loss) ..........................        (5,641)        8,623        (5,534)       8,713

Preferred stock dividends accrued ...............           450                         450
                                                       ---------      --------      --------     --------

Net income /(loss) applicable to common stockholders   $ (6,091)      $ 8,623       $(5,984)     $ 8,713
                                                       =========      ========      ========     ========

Income/(loss) per common share...................      $  (1.33)      $  0.98       $ (0.90)     $  0.99
                                                       ========       ========      ========     ========

Weighted average common and common
   equivalent shares outstanding ................         4,595         8,793         6,649        8,786
                                                       ========       ========      ========     ========

(1) Includes a $3,873 charge for compensation expense relating to stock options as a result of the Merger (see Note 3).
(2) Represents income from disposal of Farberware inventory and income from royalties.
(3) In 1997, represents income from the sale of equipment associated with the Farberware settlement and in 1996 represents non-recurring income related to the one-time licensing of the Farberware name on cookware and bakeware.


            See notes to condensed consolidated financial statements.
                                        2

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)



                                                                           Six Months Ended June 30,
                                                                     -------------------------------------
                                                                            1997              1996
                                                                     -------------------------------------
Cash flows from operating activities:
Net income/(loss) ................................................      $  (5,534)          $   8,713
Adjustments to reconcile net income/(loss) to net
   cash provided by operations:
   Depreciation and amortization .................................          2,791               2,160
   Deferred income taxes .........................................         (3,690)              1,124
   Acquisition of Farberware assets ..............................                             (9,500)
   Net proceeds on disposal of Farberware assets .................                             13,600
   Compensation related to stock options .........................            207
   Other .........................................................            262                 650
   Increase (decrease) in cash, net of effect of businesses acquired:
       Marketable securities .....................................                             30,561
       Accounts receivable .......................................         13,070             (13,818)
       Inventories ...............................................        (25,084)            (44,849)
       Prepaid expenses and other ................................           (645)                269
       Accounts payable and accrued expenses .....................           (504)             (2,910)
       Income taxes payable ......................................           (930)               (654)
   Discontinued operations .......................................                              1,729
                                                                     -------------          ----------
Net cash used in operations ......................................        (20,057)            (12,925)
                                                                     -------------          ----------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired ..................                            (47,440)
Insurance claim proceeds .........................................                              3,303
Purchases of property, plant and equipment, including
   construction in progress ......................................         (9,059)             (8,651)
Other ............................................................             90                  51

                                                                     -------------          ----------
Net cash used in investing activities ............................         (8,969)            (52,737)
                                                                     -------------          ----------

Cash flows from financing activities:
Change in revolving loan facilities ..............................         14,644              (9,224)
Proceeds from borrowings .........................................        165,000
Repayment of borrowings ..........................................                               (300)
Recapitalization .................................................       (152,010)
Proceeds from exercise of stock options ..........................            112
Other ............................................................           (197)                102

                                                                     -------------          ----------
Net cash provided by (used in) financing activities...............         27,549              (9,422)
                                                                     -------------          ----------

Net decrease in cash and equivalents .............................         (1,477)            (75,084)

Cash and equivalents, beginning of period ........................          3,605              78,493

                                                                     -------------          ----------
Cash and equivalents, end of period...............................      $   2,128           $   3,409
                                                                     =============          ==========

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

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                     Six Months Ended June 30,
                                        1997          1996
Cash paid during the period for:
            Interest                    $451         $  714
                                        ====         ======
            Income taxes                $797         $3,950
                                        ====         ======

Supplemental schedule of non-cash financing activities:
            Accrued cumulative redeemable
            preferred stock dividends   $450
                                        ====

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

Pursuant to the Merger, each share of the Company's Common Stock, par value $0.01 per share ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (April 16, 1997) (other than
(i) shares of Common stock held by the Company or any wholly-owned subsidiary thereof, and (ii) 35,232 shares of Common Stock that were contributed to the Company by Leonard Florence (former principal shareholder) upon the Merger and which were then canceled and retired) was entitled to receive at the election of the holder thereof and as stated below, either (a) $32.00 in cash (except that Leonard Florence received $28.00 in cash) or (b) one fully paid and non-assessable share of the Company's Common Stock. Common Stock retained was limited in the case of each stockholder (other than Management Stockholders) to 34.75% of such stockholder's shares of Common Stock. Also, because no more than an aggregate of 868,250 shares of the Company Common Stock could be retained by stockholders (other than Management Stockholders), the right to retain the Company's Common Stock was subject to proration. In addition, each Company Stock Option granted under the 1986 and 1993 Stock Plans outstanding immediately prior to the Effective Time, vested and was canceled in exchange for the excess in cash of $32.00 over the exercise price per share of the Company's Common Stock. The aggregate amount paid to optionees was $3,685, which was charged to compensation expense.

Upon the Merger, the Lee Affiliates acquired, directly from the Company, an aggregate of 18,000 shares

(100%) of the Company's 12% Cumulative Redeemable Preferred Stock and 2,374,793 shares (62.8 %) of the Company's Common Stock, in exchange for corresponding stock interests in THL I, for which the Lee Affiliates had paid an aggregate of $93,993 in cash. Accordingly, the Lee Affiliates acquired control of the Company.

At the Effective Time, the Company entered into debt financing arrangements consisting of $165,000 principal amount of 11% Senior Notes (the "Notes") and a Senior Revolving Credit Facility of $130,000 (the "Revolving Credit Facility"). The amount invested by the Lee Affiliates in THL I, the purchase price for the Cumulative Redeemable Preferred Stock, plus proceeds of the Notes and a portion of the proceeds available pursuant to the Revolving Credit Facility were used to finance the acquisition of the shares of the Company's outstanding Common Stock that were not retained by the Company's then existing stockholders, and to refinance the Company's outstanding indebtedness. The Revolving Credit Facility is also intended to provide for the Company's working capital requirements at the time of and following the Merger.

The liquidation preference of the Cumulative Redeemable Preferred Stock is $1,000 per share plus accrued but unpaid dividends. Holders of the Cumulative Redeemable Preferred Stock are entitled, subject to the rights of creditors, in the event of any voluntary or involuntary liquidation of the Company, to an amount in cash equal to $1,000 for each share outstanding plus all accrued and unpaid dividends. The rights of holders of the Cumulative Redeemable Preferred Stock upon liquidation of the Company rank prior to those of the holders of Common Stock.

Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred stock for the purpose of calculating succeeding years' dividends. At June 30, 1997 $450 has been accrued.

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

In connection with the Merger, the Company entered into a management agreement with Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450, ($95 expensed at June 30, 1997).

The transaction was accounted for as a recapitalization.

The sources and uses of funds in connection with the Merger were as follows:

Sources of Funds:

 11% Senior notes proceeds                           $165,000

 Cash from exercise of employee stock options (1)       2,763
 Equity contribution:
    THL:
     Cumulative redeemable preferred stock (1)         18,000
     Common stock (1)                                  75,993
    Retained by non-management stockholders (1)        24,224
    Retained by management (1), (2)                    20,872
                                                     --------
     Total Sources                                   $306,852
                                                     ========
Uses of Funds:
 Merger consideration (1), (3)                       $275,251
 Repayment of existing debt                             7,617
 Fees and expenses (1), (4)                            22,296
 Increase in available cash                             1,688
                                                     --------
     Total Uses                                      $306,852
                                                     ========

(1) Results in a charge to stockholders' equity, net of fees capitalized of $10,794, of $144,901.

(2) Subsequent to the Merger, the former principal shareholder sold $5,000 of common stock to unrelated parties.

(3)  Includes shares retained by management.

(4) Fees and expenses of $11,502 were incurred and charged to equity. Financing costs of $10,794 have been deferred and will be amortized over the lives of the new debt facilities (see Note 6).



Reconciliation of stockholders' equity:
   Stockholders' equity at January 1, 1997           $170,248
   Merger consideration, net                         (144,901)
   Net loss applicable to common stockholders          (5,984)
   Cumulative translation adjustment                     (128)
   Employee stock options                               4,004
                                                     --------
   Stockholders' equity at June 30, 1997              $23,239
                                                     ========

At the Effective Time of the Merger, the employment agreement with the Chairman was amended which (i) changed his term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provided for a minimum base salary of $1,150 per annum, (iii) established $1,150 as the minimum amount upon which the Chairman's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) created contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, the employment agreement with the Vice President of Purchasing was amended to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

4. INVENTORIES

Inventories consisted of the following:

                      June 30,     December 31,
                        1997          1996
                      ---------    ---------
Raw material           $ 10,871      $ 9,020
Work-in-process          10,319        5,980
Finished goods           83,249       64,355
                      ---------    ---------
            Total      $104,439      $79,355
                      =========    =========

5. INCOME TAXES

The income tax benefit for the six month period ended June 30, 1997 has been computed using the estimated effective tax rate for the year ended December 31, 1997. Due to the seasonality of the business, pre-tax losses are incurred in the first half of the year. Realization of the income tax benefit is dependent upon generating sufficient taxable income in the last half of the year. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

6. REVOLVING LOAN FACILITIES AND LONG-TERM DEBT

The Company's $60,000 Revolving Loan Agreement was terminated on April 16, 1997, the effective date of the Merger. In connection with the Merger, a Revolving Credit Facility was entered into providing $130,000 of borrowings including a $30,000 sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, the Company is required during February and March of each year to maintain excess availability of at least $45,000. The obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants of the Company and the subsidiary borrowers, including but not limited to, minimum consolidated net worth on or after September 30, 1997 to be at least $1.00. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $34,567 at June 30, 1997.

Prior to the Merger, the Company paid the outstanding borrowings of $252 under its Puerto Rican subsidiaries' $10,000 revolving credit facility. On May 1, 1997, the Company entered into a $1,000 facility (the "Facility"), expiring on May 31, 1998, with the same lender. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's prime rate less 25 basis points. Availability under the Facility was $211 at June 30, 1997.

The Notes due April 15, 2007, issued in connection with the Merger, require interest payments to be made semi-annually on April 15 and October 15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries. Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Notes are redeemable, in whole or in part, at the Company's option after April 15, 2002.

The Company's ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Note Indenture.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"), which supersedes Accounting Principles Board No. 15. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of Statement 128 is to simplify the computation of EPS and to make the U. S. Standard for computing EPS more compatible with international EPS computations. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will be required to adopt Statement 128 in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the Company's earnings per common share. The pro forma basic and diluted EPS (as defined by Statement 128) for the three and six months ended June 30, 1997 and 1996 are not materially different from the earnings per common share amounts reported.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for 1998. SFAS No. 130 provides new standards for reporting items considered to be "comprehensive income." SFAS No. 131 establishes standards for reporting information about operating segments of the Company. Neither of these pronouncements would have an impact on reported net income or on the financial position of the Company.

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

Pursuant to the Merger, each share of the Company's Common Stock, par value $0.01 per share ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (April 16, 1997) (other than
(i) shares of Common stock held by the Company or any wholly-owned subsidiary thereof, and (ii) 35,232 shares of Common Stock that were contributed to the Company by Leonard Florence (former principal shareholder) upon the Merger and which were then canceled and retired) was entitled to receive at the election of the holder thereof and as stated below, either (a) $32.00 in cash (except that Leonard Florence received $28.00 in cash) or (b) one fully paid and non-assessable share of the Company's Common Stock. Common Stock retained was limited in the case of each stockholder (other than Management Stockholders) to 34.75% of such stockholder's shares of Common Stock. Also, because no more than an aggregate of 868,250 shares of the Company Common Stock could be retained by stockholders (other than Management Stockholders), the right to retain the Company's Common Stock was subject to proration. In addition, each Company Stock Option granted under the 1986 and 1993 Stock Plans outstanding immediately prior to the Effective Time vested and was canceled in exchange for the excess in cash of $32.00 over the exercise price per share of the Company's Common Stock. The aggregate amount paid to optionees was $3.7 million, which was charged to compensation expense.

Upon the Merger, the Lee Affiliates acquired, directly from the Company, an aggregate of 18,000 shares (100%) of the Company's 12% Cumulative Redeemable Preferred Stock and 2,374,793 shares (62.8%) of the Company's Common Stock, in exchange for corresponding stock interests in THL I, for which the Lee Affiliates had paid an aggregate of $94.0 million in cash. Accordingly, the Lee Affiliates acquired control of the Company.

At the Effective Time, the Company entered into debt financing arrangements consisting of $165.0 million principal amount of 11% Senior Notes (the "Notes") and a Senior Revolving Credit Facility of $130.0 million

(the "Revolving Credit Facility"). The amount invested by the Lee Affiliates in THL I, the purchase price for the Cumulative Redeemable Preferred Stock, plus proceeds of the Notes and a portion of the proceeds available pursuant to the Revolving Credit Facility were used to finance the acquisition of the shares of the Company's outstanding Common Stock that were not retained by the Company's then existing stockholders, and to refinance the Company's outstanding indebtedness. The Revolving Credit Facility is also intended to provide for the Company's working capital requirements at the time of and following the Merger.

See sources and uses of funds in Note 3 of the Condensed Consolidated Financial Statements.

Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996

Net sales increased 6.3% to $41.0 million for the three months ended June 30, 1997 from $38.6 million for the three months ended June 30, 1996. Excluding the impact of acquisitions of businesses and product lines completed in 1996, net sales increased 4.3%. This increase reflects increased sales volume of sterling silver flatware and glassware items. The changes in product prices did not materially impact net sales.

Gross profit increased 11.5% to $11.4 million for the three months ended June 30, 1997 from $10.2 million for the three months ended June 30, 1996. Gross profit as a percentage of sales was 27.7% for the 1997 second quarter compared to 26.4% for the comparable 1996 period. The 1.3 percentage point increase in gross profit percentage reflected increased sterling silver flatware and Rochard Limoges porcelain box sales and increased production efficiencies in the Company's Puerto Rico sterling silver manufacturing facility. In addition, there was an increase in the gross margin in the Silvestri product line compared to the three months ended June 30, 1996 due to the 1996 liquidation of product acquired in the initial purchase of the Silvestri line. The increase in gross profit margin was not materially impacted by change in product pricing.

Selling, general and administrative expenses ("S, G & A expenses") increased to 44.2% as a percentage of net sales or $18.1 million for the three months ended June 30, 1997 from 29.6% or $11.4 million for the three months ended June 30, 1996. Excluding the 1996 acquisitions, S, G & A expenses were $13.0 million or 41.0% as a percentage of net sales for the three months ended June 30, 1997 compared to 27.3% in the same period of 1996. This increase in S, G & A expenses was due primarily to a $3.9 million charge to compensation expense relating to stock options as a result of the Merger. Also contributing to the increase are increased personnel and related costs for expected 1997 growth in sales volume. In addition, fixed S, G & A expenses for the Rauch and Silvestri seasonal businesses are incurred throughout the year, however, sales are heavily weighted toward the third and fourth quarters of the year. In connection with the Merger, the Company entered into a management agreement with Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $0.45 million. For the three months ended June 30, 1997, $0.09 million has been included in S, G & A expenses.

Loss from operations of $6.1 million for the three months ended June 30, 1997 included other operating income of $0.7 million from the disposal of Farberware inventory and Farberware license revenue.

Interest expense of $4.3 million for the three months ended June 30, 1997 compared to $0.9 million for the three months ended June 30, 1996. This change results from the increase in interest associated with the issuance of the 11% Senior Notes in connection with the Merger offset by a decrease in borrowings under the revolving loan facilities compared to the same quarter of 1996 which were higher than normal due to the 1996 acquisitions.

Other income of $1.2 million for the three months ended June 30, 1997 relates to the sale of certain machinery, tools and equipment in conjunction with the February 3, 1997 Settlement reached with U. S. Industries, Inc. and Bruckner Manufacturing Corp. The three months ended June 30, 1996 included non-recurring pre-tax income of $11.9 million, net of costs resulting from the Farberware license agreement.

The income tax benefit was $3.4 million for the three months ended June 30, 1997 compared to an income tax provision of $4.6 million for the same period of 1996. The effective income tax rate was (37.5%) for the 1997 second quarter compared to 35.0% for the 1996 second quarter. The Company's estimated effective tax rate for 1997 is 37.5%. This increase in the effective income tax rate in 1997 is due primarily to a higher proportion of income earned in state tax jurisdictions with higher income tax rates. Due to the seasonality of the business, losses were incurred in the first half of the year. Realization of the income tax benefit is dependent upon generating sufficient taxable income in the last half of the year. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

Net loss applicable to common stockholders for the three months ended June 30, 1997 was ($6.1) million compared to net income applicable to common stockholders of $8.6 million for the comparable 1996 period. Loss per common share was ($1.33) on average shares of 4,595,000 in the 1997 second quarter compared to income per common share of $0.98 on average shares of 8,793,000 in the 1996 second quarter. The reduction in average shares reflects the Merger which occurred on April 16, 1997.

Six Months Ended June 30, 1997 compared to the Six Months Ended June 30, 1996.

Net sales increased 21.8% to $85.1 million for the six months ended June 30, 1997 from $69.9 million for the six months ended June 30, 1996. Excluding the impact of acquisitions of businesses and product lines completed in 1996, net sales increased 13.8%. The primary reasons for the increase were increased sales volume of giftware (including silverplated items and glassware) and sterling silver flatware.

Gross profit increased 24.7% to $24.0 million for the six months ended June 30, 1997 from $19.2 million for the six months ended June 30, 1996. Gross profit as a percentage of sales was 28.2% for the six months of 1997 compared to 27.5% for the same period in 1996. The 0.7 percentage point increase in gross profit percentage reflected increased sterling silver flatware and Rochard Limoges porcelain box sales and increased production efficiencies in the Company's Puerto Rico sterling silver manufacturing facility partially offset by unfavorable product mix in the Company's giftware line. In addition, there was an increase in the gross margin in the Silvestri product line compared to the six months ended June 30, 1996 due to the 1996 liquidation of product acquired in the initial purchase of the Silvestri line. The increase in gross profit margin was not materially impacted by change in product pricing.

Selling, general and administrative expenses ("S, G & A expenses") increased to 38.5% as a percentage of net sales or $32.8 million for the six months ended June 30, 1997 from 29.7% or $20.8 million for the six months ended June 30, 1996. Excluding the 1996 acquisitions, S, G & A expenses were $23.9 million or 34.6% as a percentage of net sales for the six months ended June 30, 1997 compared to 28.1% in the same period of 1996. The increase in S, G & A expenses was due primarily to a $3.9 million charge to compensation expense relating to stock options as a result of the Merger. Also contributing to the increase are increased personnel and related costs for expected 1997 growth in sales volume, and the $0.09 management fee.

Loss from operations of $6.9 million for the six months ended June 30, 1997 included other operating income of $1.8 million from the disposal of Farberware inventory and Farberware license revenue.

Interest expense of $4.3 million for the six months ended June 30, 1997 compared to $1.0 million for the six months ended June 30, 1996. This change results from the increase in interest associated with the issuance of the 11% Senior Notes in connection with the Merger offset by a decrease in borrowings under the revolving loan facilities compared to the same period of 1996 were higher than normal due to the 1996 acquisitions.

Other income of $2.2 million for the six months ended June 30, 1997 relates to the sale of certain machinery, tools and equipment in conjunction with the February 3, 1997 Settlement reached with U. S. Industries, Inc. and Bruckner Manufacturing Corp. The six months ended June 30, 1996 included non-recurring pre-tax income of $11.9 million, net of costs resulting from the Farberware license agreement.

The income tax benefit was $3.3 million for the six months ended June 30, 1997 compared to an income tax provision of $4.7 million for the same period of 1996. The effective income tax rate was (37.5%) for the six months ended June 30, 1997 compared to 35.0% for the six months ended June 30, 1996. The Company's estimated effective tax rate for 1997 is 37.5%. This increase in the effective income tax rate in 1997 is due primarily to a higher proportion of income earned in state tax jurisdictions with higher income tax rates. Due to the seasonality of the business, losses were incurred in the first half of the year. Realization of the income tax benefit is dependent upon generating sufficient taxable income in the last half of the year. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

Net loss applicable to common stockholders for the six months ended June 30, 1997 was ($5.5) million compared to net income applicable to common stockholders of $8.7 million for the comparable 1996 period. Loss per common share was ($0.90) on average shares of 6,649,000 in the six months ended June 30, 1997 compared to income per common share of $0.99 on average shares of 8,786,000 in the six months ended June 30, 1996. The reduction in average shares reflects the Merger which occurred on April 16, 1997.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 1997 was $20.1 million. The primary uses of cash were the normal seasonal building of inventory in preparation of the third and fourth quarter selling season partially offset by the seasonal collection of accounts receivable.

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

Capital expenditures were approximately $9.1 million for the six months ended June 30, 1997. These expenditures were primarily for the purchase of land for a warehouse facility on the West Coast, improvements at the Company's East Boston facility and the purchase of machinery, tools and dies for the Company's Rauch, Puerto Rico and C. J. Vander manufacturing facilities.

The Company's $60.0 million Revolving Loan Agreement was terminated on April 16, 1997, the effective date of the Merger. In connection with the Merger, a Revolving Credit Facility was entered into providing $130.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, NationsBank's Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, the Company is required during February and March of each year to maintain excess availability of at least $45.0 million. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants of the Company and the subsidiary borrowers, including but not limited to minimum consolidated net worth on or after September 30, 1997 to be at least $1.00. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $34.6 million at June 30, 1997.

Prior to the Merger, the Company paid the outstanding borrowings of $0.3 million under its Puerto Rican subsidiaries' $10.0 million revolving credit facility. On May 1, 1997, the Company entered into a $1.0 million facility (the "Facility"), expiring on May 31, 1998, with the same lender. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the lenders prime rate less 25 basis points. Availability under the Facility was $0.2 million at June 30, 1997.

The Notes due April 15, 2007, issued in connection with the Merger, require interest payments to be made semi-annually on April 15 and October 15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries. Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets.

The Company's ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Note Indenture.

See "Agreement and Plan of Merger" in the accompanying Condensed Consolidated Financial Statements for the sources and uses of the Merger.

The liquidation preference of the Cumulative Redeemable Preferred Stock is $1,000 per share plus accrued but unpaid dividends. Holders of the Cumulative Redeemable Preferred Stock are entitled, subject to the rights of creditors, in the event of any voluntary or involuntary liquidation of the Company, to an amount in cash equal to $1,000 for each share outstanding plus all accrued and unpaid dividends. The rights of holders of the Cumulative Redeemable Preferred Stock upon liquidation of the Company rank prior to those of the holders of Common Stock.

Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred stock for the purpose of calculating succeeding years' dividends. At June 30, 1997 $0.5 million has been accrued.

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

The Company believes that the 1996 acquisitions of businesses and product lines together with the growth in the Company's existing businesses will generate sufficient income from operations to cover the increased level of interest to be incurred as a result of the Merger and recapitalization and allow the Company to remain profitable. As the new acquisitions are integrated with the core business, and with each other, cost savings are expected to be realized as redundant functions, services and facilities are eliminated. When the West Coast warehouse and distribution facility becomes operational in 1998, it is expected that many of these cost savings will be realized.

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

Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128") which supersedes Accounting Principles Board No. 15. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of Statement 128 is to simplify the computation of EPS and to make the U. S. Standard for computing EPS more compatible with international EPS computations. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will be required to adopt Statement 128 in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the Company's earnings per common share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for 1998. SFAS No. 130 provides new standards for reporting items considered to be "comprehensive income." SFAS No. 131 establishes standards for reporting information about operating segments of the Company. Neither of these pronouncements would have an impact on reported net income or on the financial position of the Company.

                           PART II-OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on April 14, 1997, in Boston, Massachusetts, at which the following matter was submitted to a vote of the stockholders:

Votes cast for or against and the number of abstentions regarding the proposal to approve and adopt the Restated Agreement and Plan of Merger, dated as of November 27, 1996, effective as of October 23, 1996, as amended on February 14, 1997, between Syratech and THL Transaction I Corp., a Delaware Corporation ("THL I") organized by Thomas H. Lee Company, and the transactions contemplated thereby, including the merger of THL I with and into Syratech were as follows:

            6,571,654   FOR
            2,375       AGAINST
            2,009       ABSTAIN

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

EX-10-1 Commitment Letter between Banco Popular de Puerto Rico and Wallace International de PR, Inc. dated May 1, 1997.

EX-10-2 Letter Agreement between Banco Popular de Puerto Rico and Wallace International de PR, Inc. dated May 12, 1997.

EX-11       Computation of Net Income per Common Share.

EX-27       Financial Data Schedule

(b) Reports on Form 8-K:

            A report on Form 8-K, dated April 30, 1997, reporting a change in control of the Company was filed during the three months ended June 30, 1997.

                     SYRATECH CORPORATION AND SUBSIDIARIES

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Syratech Corporation


Dated:  August 13, 1997
                              /s/ E. Merle Randolph
                              ________________________________________
                              E. Merle Randolph
                              Vice President, Treasurer, and
                              Chief Financial and Accounting Officer