Form 10-Q
period 1997-09-30
SYRATECH CORP
filed 1997-11-12
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________


Commission File Number: 1-12624


                              Syratech Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                    13-3354944
                 --------                                    ----------
       (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

         175 McClellan Highway
       East Boston, Massachusetts                           02128-9114
       --------------------------                           ----------
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


Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at September 30, 1997 - 3,784,018

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets at September 30, 1997
           and December 31, 1996                                            1

           Condensed Consolidated Income Statements for the three
           and nine month periods ended September 30, 1997 and 1996         2

           Condensed Consolidated Statements of Cash Flows for the
           three and nine month periods ended September 30, 1997
           and 1996                                                         3

           Notes to Condensed Consolidated Financial Statements             4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                13

Signature                                                                  14

                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


                                                                                          September 30,              December 31,
                                                                                               1997                      1996
                                                                                          -------------              ------------

                                            ASSETS
Current assets:
   Cash and equivalents ...........................................................        $       498                $     3,605
   Accounts receivable, net .......................................................            100,918                     60,020
   Inventories ....................................................................            107,692                     79,355
   Deferred income taxes ..........................................................              9,505                      8,940
   Prepaid expenses and other .....................................................              3,471                      3,803
                                                                                           -----------                -----------
       Total current assets .......................................................            222,084                    155,723

Property, plant and equipment, net ................................................             73,316                     63,955
Purchase price in excess of net assets acquired ...................................              6,851                      7,032
Deferred financing costs ..........................................................             10,150
Other assets ......................................................................                324                        544
                                                                                           -----------                -----------
       Total ......................................................................        $   312,725                $   227,254
                                                                                           ===========                ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities ......................................................        $    57,268                $     6,636
   Accounts payable................................................................             18,949                      9,689
   Accrued expenses................................................................              6,589                     10,791
   Accrued interest ...............................................................              8,716                        258
   Accrued compensation............................................................              3,205                      4,228
   Accrued advertising.............................................................              3,176                      3,273
   Income taxes payable............................................................                 --                        930
                                                                                           -----------                -----------
       Total current liabilities ..................................................             97,903                     35,805

Long-term debt ....................................................................            165,000
Deferred income taxes .............................................................             20,299                     17,706
Pension liability and other long-term liabilities..................................              3,620                      3,495

Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock,
     18,000 shares issued and outstanding, liquidation value of $18,000,
     and includes accrued and unpaid dividends of $990)  ..........................             18,990
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018 and 8,695,449 shares issued in
     1997 and 1996, respectively...................................................                 38                         87
   Additional paid-in capital .....................................................                                        12,480
   Retained earnings ..............................................................              6,677                    157,117
   Cumulative translation adjustment ..............................................                198                        567
   Less: Treasury stock; 218 shares, at cost ......................................                                            (3)
                                                                                           -----------                -----------
       Total stockholders' equity .................................................             25,903                    170,248
                                                                                           -----------                -----------
       Total ......................................................................        $   312,725                $   227,254
                                                                                           ===========                ===========


            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)
                      (in thousands, except per share data)



                                                                   Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                           ------------------------------        -------------------------------
                                                               1997              1996                1997                1996
                                                               ----              ----                ----                ----
Net sales ..............................................   $  109,044        $   112,869         $   194,098        $   182,727
Cost of sales ..........................................       76,861             79,671             137,939            130,303
                                                           -----------       ------------        ------------       ------------
     Gross profit ......................................       32,183             33,198              56,159             52,424

Selling, general and administrative expenses ...........       18,855             18,406              51,596 (1)         39,161
Other operating income .................................          162 (2)          1,635 (2)           1,998 (2)          5,057 (2)
                                                           -----------       ------------        ------------       -----------
     Income from operations ............................       13,490             16,427               6,561             18,320

Interest expense .......................................       (5,849)            (1,090)            (10,160)            (2,083)
Interest income ........................................           13                 58                 215                662
Other income ...........................................           --                 --               2,184 (3)         11,900 (3)
                                                           -----------       ------------        ------------       ------------
     Income /(loss) before provision
      for income taxes .................................        7,654             15,395              (1,200)            28,799
Provision for income taxes .............................        5,180              5,389               1,860             10,080
                                                           -----------       ------------        ------------       ------------
     Net income/(loss) .................................        2,474             10,006              (3,060)            18,719

Preferred stock dividends accrued ......................          540                 --                 990                 --
                                                           -----------       ------------        ------------       ------------

Net income /(loss) applicable to common stockholders ...   $    1,934        $    10,006         $    (4,050)       $    18,719
                                                           ===========       ============        ============       ============

Income/(loss) per common share..........................   $     0.51        $      1.14         $     (0.71)       $      2.13
                                                           ===========       ============        ============       ============

Weighted average common and common
   equivalent shares outstanding .......................        3,784              8,770               5,693              8,781
                                                           ===========       ============        ============       ============



(1) Includes a $3,873 charge for compensation expense relating to stock options as a result of the Merger (see Note 3).
(2) Represents income from disposal of Farberware inventory and income from royalties.
(3) In 1997, represents income from the sale of equipment associated with the Farberware settlement and in 1996 represents non-recurring income related to the one-time licensing fee for the Farberware name on cookware and bakeware.


            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)



                                                                                     Nine Months Ended September 30,
                                                                             ---------------------------------------------
                                                                                   1997                         1996
                                                                             ---------------------------------------------
Cash flows from operating activities:
Net income/(loss) ....................................................       $      (3,060)                $     18,719
Adjustments to reconcile net income/ (loss) to net
   cash provided by operations:
   Depreciation and amortization .....................................               4,457                        3,424
   Deferred income taxes .............................................               2,028                         (920)
   Acquisition of Farberware assets ..................................                                           (9,500)
   Net proceeds on disposal of Farberware assets .....................                                           13,600
   Compensation related to stock options .............................                 207                           58
   Other .............................................................                 358                        1,422
   Increase (decrease) in cash, net of effect of businesses acquired:
       Marketable securities .........................................                                           30,561
       Accounts receivable ...........................................             (40,898)                     (75,604)
       Inventories ...................................................             (28,337)                     (41,222)
       Prepaid expenses and other ....................................                 332                          848
       Accounts payable and accrued expenses .........................              12,191                        7,488
       Income taxes payable ..........................................                (930)                        (967)
   Discontinued operations ...........................................                                            1,729
                                                                             --------------                -------------
Net cash used in operations ..........................................             (53,652)                     (50,364)
                                                                             --------------                -------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired ......................                                          (48,540)
Insurance claim proceeds .............................................                                           23,771
Purchases of property, plant and equipment, including
   construction in progress ..........................................             (12,971)                     (10,161)
Other ................................................................                  81                            4
                                                                             --------------                -------------
Net cash used in investing activities ................................             (12,890)                     (34,926)
                                                                             --------------                -------------

Cash flows from financing activities:
Change in revolving loan facilities ..................................              50,632                       16,537
Proceeds from borrowings .............................................             165,000
Repayment of borrowings ..............................................                                             (300)
Recapitalization .....................................................            (152,035)
Proceeds from exercise of stock options ..............................                 112                           78
Other ................................................................                (274)                          14
                                                                             --------------                -------------
Net cash provided by financing activities.............................              63,435                       16,329
                                                                             --------------                -------------

Net decrease in cash and equivalents .................................              (3,107)                     (68,961)

Cash and equivalents, beginning of period ............................               3,605                       78,493
                                                                             --------------                -------------
Cash and equivalents, end of period...................................       $         498                 $      9,532
                                                                             ==============                =============



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

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                Nine Months Ended September 30,
                                                    1997                1996
                                                    ----                ----

Cash paid during the period for:
      Interest................................   $     1,271      $     1,126
                                                 ===========      ===========
      Income taxes............................   $       797      $    11,634
                                                 ===========      ===========

Supplemental schedule of non-cash financing activities:
      Accrued cumulative redeemable
      preferred stock dividends                  $      990
                                                 ==========

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

   Pursuant to the Merger, each share of the Company's Common Stock, par value $0.01 per share ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (April 16, 1997) (other than
(i) shares of Common stock held by the Company or any wholly-owned subsidiary thereof, and (ii) 35,232 shares of Common Stock that were contributed to the Company by Leonard Florence (former principal shareholder) upon the Merger and which were then canceled and retired) was entitled to receive at the election of the holder thereof and as stated below, either (a) $32.00 in cash (except that Leonard Florence received $28.00 in cash) or (b) one fully paid and non-assessable share of the Company's Common Stock. Common Stock retained was limited in the case of each stockholder (other than Management Stockholders) to 34.75% of such stockholder's shares of Common Stock. Also, because no more than an aggregate of 868,250 shares of the Company's Common Stock could be retained by stockholders (other than Management Stockholders), the right to retain the Company's Common Stock was to be subject to proration. In addition, each Company Stock Option granted under the 1986 and 1993 Stock Plans that were outstanding immediately prior to the Effective Time, vested and was canceled in exchange for the excess in cash of $32.00 over the exercise price per share of the Company's Common Stock. The aggregate amount paid to optionees was $3,685, which was charged to compensation expense.

   Upon the Merger, the Lee Affiliates acquired, directly from the Company, an aggregate of 18,000 shares which represented 100% of the Company's 12% Cumulative Redeemable Preferred Stock and 2,374,793 shares which represented 62.8 % of the Company's Common Stock, in exchange for corresponding stock interests in THL I, for which the Lee Affiliates had paid an aggregate of $93,993 in cash. Accordingly, the Lee Affiliates acquired control of the Company.

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

   Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred Stock for the purpose of calculating succeeding years' dividends. At September 30, 1997, $990 has been accrued.

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

   In connection with the Merger, the Company entered into a management agreement with Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450, ($208 expensed for the nine months ended September 30, 1997).

   The transaction was accounted for as a recapitalization.

   The sources and uses of funds in connection with the Merger were as follows:


Sources of Funds:
           11% Senior notes proceeds                                  $165,000
           Cash from exercise of employee stock options (1)              2,763
           Equity contribution:
           THL:
                Cumulative redeemable preferred stock (1)               18,000
                Common stock (1)                                        75,993
           Retained by non-management stockholders (1)                  24,224
           Retained by management (1), (2)                              20,872
                                                                      --------
                     Total Sources                                    $306,852
                                                                      ========

Uses of Funds:
           Merger consideration (1), (3)                              $275,251
           Repayment of existing debt                                    7,617
           Fees and expenses (1), (4)                                   22,321
           Increase in available cash                                    1,663
                                                                      --------
                     Total Uses                                       $306,852
                                                                      ========


(1) The Recapitalization results in a $144,920 charge to stockholders' equity, net of capitalized costs of $10,800.
(2) Subsequent to the Merger, the former principal shareholder sold $5,000 of common stock to unrelated parties.
(3) Includes shares retained by management.
(4) Fees and expenses of $11,521 were incurred and charged to equity. Financing costs of $10,800 have been deferred and will be amortized over the lives of the new debt facilities (see Note 6).


Reconciliation of stockholders' equity:
           Stockholders' equity at January 1, 1997                    $170,248
           Merger consideration, net                                  (144,920)
           Net loss applicable to common stockholders                   (4,050)
           Cumulative translation adjustment                              (369)
           Employee stock options                                        4,004
                                                                      ---------
           Stockholders' equity at September 30, 1997                 $ 24,913
                                                                      =========


   At the Effective Time of the Merger, the employment agreement with the Chairman of the Board and Chief Executive Officer was amended which (i) changed his term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provided for a minimum base salary of $1,150 per annum,
(iii) established $1,150 as the minimum amount upon which the Chairman's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) created contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. The employment agreement with the Vice President of Purchasing was also amended to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

4. INVENTORIES


Inventories consisted of the following:

                                                September 30,      December 31,
                                                    1997              1996
                                                -------------      ------------
Raw material...............................     $    10,983        $    9,020
Work-in-process............................           9,478             5,980
Finished goods.............................          87,231            64,355
                                                -----------        ----------
      Total................................     $   107,692        $   79,355
                                                ===========        ==========


5. INCOME TAXES

   The income tax provision for the three month period ended September 30, 1997 has been computed to bring the year-to-date tax provision to the estimated effective tax rate for the year ended December 31, 1997. A tax benefit for the nine month period has not been recorded due to the carry-back limitations imposed by the Internal Revenue Code.

6. REVOLVING LOAN FACILITIES AND LONG-TERM DEBT

   The Company's $60,000 Revolving Loan Agreement was terminated on April 16, 1997, the effective date of the Merger. In connection with the Merger, a Revolving Credit Facility was entered into providing $130,000 of borrowings including a $30,000 sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, the Company is required during February and March of each year to maintain excess availability of at least $45,000. The obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants of the Company and the subsidiary borrowers, including but not limited to, funded debt to EBITDA and fixed charge coverage ratios, as defined in the Revolving Credit Facility, and minimum consolidated net worth on or after September 30, 1997 to be at least $1.00. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $54,136 at September 30, 1997.

   Prior to the Merger, the Company paid the outstanding borrowings of $252 under its Puerto Rican subsidiaries' $10,000 revolving credit facility. On May 1, 1997, the Company entered into a $1,000 facility (the "Facility"), expiring on May 31, 1998, with the same lender. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's prime rate less 25 basis points. Availability under the Facility was $37 at September 30, 1997.

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"), which supersedes Accounting Principles Board No. 15. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of Statement 128 is to simplify the computation of EPS and to make the U.S. Standard for computing EPS more compatible with international EPS computations. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will be required to adopt Statement 128 in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the Company's earnings per common share. The pro forma basic and diluted EPS (as defined by Statement 128) for the three and nine months ended September 30, 1997 and 1996 are not materially different from the earnings per common share amounts reported.

   In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for 1998. SFAS No. 130 provides new standards for reporting items considered to be "comprehensive income." SFAS No. 131 establishes standards for reporting information about operating segments of the Company. Neither of these pronouncements would have an impact on reported net income or on the financial position of the Company.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity, industry trends; overseas expansion; the loss of major customers; changes in demand for the Company's products; demand for products upon which the Company receives royalties and timing of receipt of royalties; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; delays at ports or at U. S. Customs; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business.

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


Results of Operations

Three months ended September 30, 1997 compared to three months ended September 30, 1996

   Excluding the impact of the 1996 acquisitions of Rauch, Silvestri, C. J. Vander and Potpourri Press, net sales increased 8.6% in the Company's core business. Including the acquisitions, net sales decreased 3.4% to $109.0 million for the three months ended September 30, 1997 from $112.9 million for the three months ended September 30, 1996. The Company's Rauch and Silvestri seasonal businesses experienced a $9.7 million sales decrease which is due primarily to a delay in implementation of the acquisition strategy. The changes in product prices did not materially impact net sales.

   Gross profit as a percentage of sales was 29.5% for the 1997 third quarter compared to 29.4% for the comparable 1996 period. Gross profit decreased 3.1% to $32.2 million for the three months ended September 30, 1997 from $33.2 million for the three months ended September 30, 1996. The 0.1 percentage point increase in gross profit percentage reflected decreased sales of the Rauch Christmas ornament line which carries a lower gross margin than the Company's giftware product lines. The increase in gross profit margin was not materially impacted by change in product pricing.

   Selling, general and administrative expenses ("S, G & A expenses") increased to $18.9 million for the three months ended September 30, 1997 from $18.4 million for the three months ended September 30, 1996. This increase was due primarily to added S, G & A expenses for the Potpourri Press product line which was purchased in November 1996. However, including the 1996 acquisitions, S, G & A expenses increased to 17.3% of net sales for the three months ended September 30, 1997 from 16.3% of net sales in the comparable 1996 period. Excluding the 1996 acquisitions, S, G & A expenses were $12.7 million or 16.2% of net sales for the three months ended September 30, 1997 compared to 18.0% for the same period of 1996. This decrease in S, G & A expenses as a percentage of net sales, excluding acquisitions, was due primarily to lower personnel related costs and decreased royalty expenses. In connection with the Merger, the Company entered into a management agreement with Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $0.45 million. For the three months ended September 30, 1997, approximately $0.2 million has been included in S, G & A expenses. Expenses associated with the product lines acquired during 1996 are running at higher levels than had been anticipated due to delays encountered in implementing the acquisition strategy.

   Income from operations of $13.5 million and $16.4 million for the three months ended September 30, 1997 and 1996, respectively, included other operating income of $0.2 million and $1.6 million, respectively, resulting from the disposal of Farberware inventory and from Farberware license revenue.

   Interest expense of $5.8 million for the three months ended September 30, 1997 compared to $1.1 million for the three months ended September 30, 1996. This change results primarily from the increase in interest associated with the issuance of the 11% Senior Notes in connection with the Merger.

   The income tax provision was $5.2 million for the three months ended September 30, 1997 compared to $5.4 million for the same period of 1996. The effective income tax rate was 67.7%, due to a change in full year estimates, for the 1997 third quarter compared to 35.0% for the 1996 third quarter. The income tax provision for the three month period ended September 30, 1997 has been computed to bring the year-to-date tax provision to the estimated effective tax rate for the year ended December 31, 1997. A tax benefit has not been recorded due to the carry-back limitations imposed by the Internal Revenue Code.

   Net income applicable to common stockholders for the three months ended September 30, 1997 was $1.9 million compared to net income applicable to common stockholders of $10.0 million for the comparable 1996 period. Income per common share was $0.51 on average shares of 3,784,018 in the 1997 third quarter compared to income per common share of $1.14 on average shares of 8,769,878 in the 1996 third quarter. The reduction in average shares primarily reflects the Merger which occurred on April 16, 1997.


Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

   Excluding the impact of acquisitions of businesses and product lines completed in 1996, net sales increased approximately 11.0%. The primary reasons for the increase were increased core business sales volume of giftware (including crystal and silverplated items) and sterling silver flatware. Including the 1996 acquisitions net sales increased 6.2% to $194.1 million for the nine months ended September 30, 1997 from $182.7 million for the nine months ended September 30, 1996. The Company's Rauch seasonal business experienced a sales decrease due to a delay in implementation of the acquisition strategy.

    Gross profit increased 7.1% to $56.2 million for the nine months ended September 30, 1997 from $52.4 million for the nine months ended September 30, 1996. Gross profit as a percentage of sales was 28.9% for the nine months of 1997 compared to 28.7% for the same period in 1996. The 0.2 percentage point increase in gross profit percentage reflected a change in product mix, in particular, increased sterling silver flatware sales and increased production efficiencies and absorption of fixed overhead in the Company's Puerto Rico sterling silver manufacturing facility. The increase in gross profit margin was not materially impacted by changes in product pricing.

   Selling, general and administrative expenses ("S, G & A expenses") increased to $51.6 million for the nine months ended September 30, 1997 from $39.2 million for the nine months ended September 30, 1996. Excluding the 1996 acquisitions, S, G & A expenses were $36.6 million or 25.4% as a percentage of net sales for the nine months ended September 30, 1997 compared to $29.5 million or 22.7% in the same period of 1996. The increase in S, G & A expenses, excluding the 1996 acquisitions, was due primarily to a $3.9 million charge to compensation expense related to stock options as a result of the Merger and fees of $0.2 million under the management agreement with Thomas H. Lee Company. Also contributing to the increase are increased personnel and related costs and increased costs in the Pacific Rim offices to support the seasonal acquisitions. Expenses associated with the product lines acquired during 1996 are running at higher levels than had been anticipated due to delays encountered in integrating the product lines.

   Income from operations of $6.6 million and $18.3 million for the nine months ended September 30, 1997 and 1996, respectively, included other operating income of $2.0 million and $5.1 million, respectively, resulting from the disposal of Farberware inventory and Farberware license revenue. Income from operations in 1997 includes a one-time charge of $3.9 million to compensation expense related to stock options as a result of the Merger.

   Interest expense of $10.2 million for the nine months ended September 30, 1997 compared to $2.1 million for the nine months ended September 30, 1996. This change results primarily from the increase in interest associated with the issuance of the 11% Senior Notes in connection with the Merger.

   Other income of $2.2 million for the nine months ended September 30, 1997 relates to the sale of certain machinery, tools and equipment in conjunction with the February 3, 1997 Settlement reached with U. S. Industries, Inc. and Bruckner Manufacturing Corp. The nine months ended September 30, 1996 included non-recurring pre-tax income of $11.9 million, net of costs resulting from the Farberware license agreement.

   The income tax provision was $1.9 million for the nine months ended September 30, 1997 compared to an income tax provision of $10.1 million for the same period of 1996. The income tax provision for the nine month period ended September 30, 1997 has been computed to bring the year-to-date tax provision to the estimated effective tax rate for the year ended December 31, 1997. A tax benefit has not been recorded due to the carry-back limitations imposed by the Internal Revenue Code.

   Net loss applicable to common stockholders for the nine months ended September 30, 1997 was ($4.1) million compared to net income applicable to common stockholders of $18.7 million for the comparable 1996 period. Loss per common share was ($0.71) on average shares of 5,692,709 in the nine months ended September 30, 1997 compared to income per common share of $2.13 on average shares of 8,781,399 in the nine months ended September 30, 1996. The reduction in average shares primarily reflects the Merger which occurred on April 16, 1997.


Liquidity and Capital Resources

   Net cash used in operating activities for the nine months ended September 30, 1997 was $53.7 million. The primary uses of cash were the normal seasonal increase in accounts receivable and inventories.

   The Company's working capital requirements are seasonal and tend to be highest in the period from August through November due to the Christmas selling season. Accounts receivable tend to decline at the end of the fourth quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in August. This seasonality has increased as a result of the 1996 acquisition of the Rauch business and the Silvestri and Potpourri product lines.

   Capital expenditures were approximately $13.0 million for the nine months ended September 30, 1997. These expenditures were primarily for the purchase of land and construction of a warehouse facility on the West Coast, purchase of a single story manufacturing facility for C. J. Vander, improvements at the Company's East Boston facility and the purchase of machinery, tools and dies for the Rauch, Puerto Rico and C. J. Vander manufacturing facilities. Capital expenditures are expected to be approximately $20.0 million for the year ended December 31, 1997. The additional expenditures expected during the fourth quarter are primarily due to the construction of the West Coast warehouse facility.

   See Note 3 in the accompanying Condensed Consolidated Financial Statements for the sources and uses of funds of the Merger.

   See Note 6 in the accompanying Condensed Consolidated Financial Statements for the discussion on borrowings, availability, covenants and dividend restrictions of the Company under its Revolving Credit Facilities and its Notes due April 15, 2007.

   See Note 3 in the accompanying Condensed Consolidated Financial Statements for dividend and liquidation terms under the Company's Cumulative Redeemable Preferred Stock.

    The Company believes that the 1996 acquisitions of businesses and product lines together with the growth in the Company's existing businesses will generate sufficient cash flow from operations to cover the increased level of interest, resulting primarily from the Merger and recapitalization. As the 1996 acquisitions are integrated with the core business, and with each other, cost savings are expected to be realized as redundant functions, services and facilities are eliminated.

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


Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128") which supersedes Accounting Principles Board No. 15. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of Statement 128 is to simplify the computation of EPS and to make the U. S. Standard for computing EPS more compatible with international EPS computations. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will be required to adopt Statement 128 in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the Company's earnings per common share.

   In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for 1998. SFAS No. 130 provides new standards for reporting items considered to be "comprehensive income." SFAS No. 131 establishes standards for reporting information about operating segments of the Company. Neither of these pronouncements would have an impact on reported net income or on the financial position of the Company.

                            PART II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

   (a)    Exhibits:

          EX-10-1 Amendment Number 1, dated as of July 31, 1997, to Loan and
                  Security Agreement, dated as of April 16, 1997.

          EX-11 Computation of Net Income per Common Share.

          EX-27 Financial Data Schedule

   (b)    Reports on Form 8-K:

          There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                      SYRATECH CORPORATION AND SUBSIDIARIES


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Syratech Corporation


Dated:  November 12, 1997                /s/ E. Merle Randolph
                                         --------------------------------------
                                         E. Merle Randolph
                                         Vice President, Treasurer, and
                                         Chief Financial and Accounting Officer