Form 10-K405
period 1997-12-31
SYRATECH CORP
filed 1998-03-31
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ______________ to ___________________

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

Securities registered pursuant to Section 12(b) of the Act: Name of each exchange on which registered:
                                      None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists. Number of the registrant's Shares of Common Stock, Par Value $0.01 per share, outstanding at March 21, 1998 - 3,784,018.

DOCUMENTS INCORPORATED BY REFERENCE

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

                                     PART I

ITEM 1. BUSINESS

Overview

     Syratech Corporation (the "Company") designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products. The Company is one of the leading domestic manufacturers and marketers of sterling silver flatware, sterling silver and silver-plated hollowware. The Company also offers a number of other complementary tabletop and giftware items, including stainless steel flatware, brass hollowware, picture frames and photo albums, glassware, woodenware and ceramics. Tabletop and giftware products generated approximately 67% of net sales for the year ended December 31, 1997. The Company is also a leading domestic manufacturer and marketer of seasonal products including Christmas ornaments, as well as a distributor of Christmas trim, lighting and tree skirts. Seasonal products generated approximately 33% of net sales for the year ended December 31, 1997.

    The Company has positioned itself as a single-source supplier to retailers by offering a wide assortment of products across multiple prices points through its "good-better-best" strategy. This strategy enables the Company to sell its products through a broad array of distribution channels, including retail specialty stores, department stores, mass market merchandisers, catalogue showrooms, warehouse clubs, premium and incentive marketers, drug store chains and home centers. Such growth was achieved through recent acquisitions, the addition of new products and product categories and expanded distribution of existing products. The Company markets its products under numerous Company-owned tradenames including Towle Silversmiths, Wallace International Silversmiths and International Silver Company tradenames which are used in connection with the sale of tabletop and giftware items, and the Rauch, Silvestri and Potpourri tradenames which are used in connection with the sale of Christmas and other seasonal merchandise.

Recent Merger and Recapitalization

   On April 16, 1997, THL Transaction I Corp., ("THL I"), a Delaware corporation, controlled by affiliates of Thomas H. Lee Company ("THL"), was merged with and into the Company (the "Merger") pursuant to the Restated Agreement and Plan of Merger. Pursuant to the Merger, each share of the Company's Common Stock, par value $0.01 per share ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (April 16, 1997) (other than (i) shares of Common Stock held by the Company or any wholly-owned subsidiary thereof, and (ii) 35,232 shares of Common Stock that were contributed to the Company by Leonard Florence (former principal shareholder) upon the Merger and which were then canceled and retired) was entitled to receive at the election of the holder thereof and as stated below, either (a) $32.00 in cash (except that Leonard Florence received $28.00 in cash) or (b) one fully paid and non-assessable share of the Company's Common Stock.

   Upon the Merger, THL acquired, directly from the Company, an aggregate of 18,000 shares which represented 100% of the Company's 12% Cumulative Redeemable Preferred Stock and 2,374,793 shares in exchange for corresponding stock interests in THL I, for which THL paid an aggregate of $94 million in cash. Accordingly, THL, through its investments, controls the Company.

   At the Effective Time, the Company entered into debt financing arrangements consisting of $165 million principal amount of 11% Senior Notes (the "Notes") and a Senior Revolving Credit Facility of $130 million (the "Revolving Credit Facility"). The amount invested by THL in THL I, the purchase price for the Cumulative Redeemable Preferred Stock, plus proceeds of the Notes and a portion of the proceeds available pursuant to the Revolving Credit Facility were used to finance the acquisition of the shares of the Company's outstanding Common Stock that were not retained by the Company's then existing stockholders, and to refinance the Company's outstanding indebtedness. The Revolving Credit Facility is also intended to provide for the Company's working capital requirements at the time of and following the Merger.

    The transaction was accounted for as a recapitalization.

    See Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Transactions and the Notes to the Consolidated Financial Statements.


Competitive Strengths

       The Company's goal is to become the leading domestic, single-source supplier of tabletop, giftware and seasonal products to retailers. To achieve this goal, the Company will rely on its core competitive strengths, which are as follows:

     Leading Market Positions. The Company is one of the leading domestic marketers and manufacturers of sterling silver flatware and sterling silver and silver-plated hollowware. These products are sold under the Wallace, Towle and International Silver tradenames, which are well recognized and date back to the American Colonial period. In addition, the Company is one of the leading domestic manufacturers of Christmas ornaments. These products are sold under the Rauch, Silvestri and Potpourri tradenames, which are well-established brands for Christmas and other seasonal merchandise. Historically, the Company has been able to increase sales by leveraging its leading market positions, strong presence with retailers, and strong brand identity with consumers to introduce new products and product categories.

     Broad Portfolio of Products with Well-Recognized Tradenames. The Company provides a broad offering of quality products at multiple price points. These items range from exclusive prestige products, such as sterling silver flatware and hollowware, to moderately priced products, including silver-plated and stainless steel flatware, silver-plated and brass hollowware and other giftware and seasonal merchandise.

     Syratech uses Company-owned and licensed tradenames as merchandising tools to assist retailers in coordinating their product offerings and differentiating their products from those of their competitors. In addition to the Wallace, Towle and International Silver, Rauch, Silvestri and Potpourri tradenames, the Company markets giftware products under numerous other tradenames, including Rochard, Holiday Workshop, Melannco and Elements. The Company believes that its strongest brands draw customers into retail stores specifically to purchase products bearing those tradenames. In addition to its own tradenames, the Company produces a variety of products under license from certain entities including Warner Bros.(R), Cuisinart(R), and the Victoria & Albert Museum(R).

     The Company recently acquired certain assets, including the intellectual property, of Farberware, Inc. Following this acquisition, the Company licensed the Farberware tradename to third parties for use on cookware and bakeware, small electric and certain other commercial electric items. The Company is currently marketing certain products under the Farberware tradename and believes there are significant opportunities to develop the tradename in other product categories which have not been otherwise licensed to third parties.

     The Company's diverse product lines allow it to target a wide range of customers and to respond more effectively to changes in retail distribution and consumer preferences. Furthermore, the vendor consolidation trend in the retail industry increases demand for vendors, like the Company, who can make timely deliveries of a broad range of quality products and provide advertising and other sales support.

     Diversified Distribution Channels. The Company sells its products to approximately 35,000 customers in most major distribution channels, including retail specialty stores, such as jewelry, seasonal and nonseasonal giftware and collectible stores, department stores, mass market merchandisers, catalogue showrooms and warehouse clubs, premium and incentive marketers, drug store chains and home centers. The Company believes that the Rauch and Silvestri acquisitions will strengthen the Company's presence with mass-market merchandisers and department and specialty stores, respectively. In addition, the Company has a policy of not owning or operating Company outlet stores and believes that this policy further strengthens relationships with customers. The Company's broad customer base, both in terms of number of customers and channels of distribution, reduces its exposure to any single customer or channel of distribution. In 1997, no single customer accounted for 10% or more of the Company's net sales.

       Innovative Product Development. The Company's design team and independent designers in conjunction with the Company's product development and marketing team design the vast majority of the Company's products, including products that are sourced from outside vendors. The Company's design and product development and marketing teams collaborate (i) to introduce innovative new products and product categories, such as the Holiday Workshop line of seasonal products, the Hostess Helpers(R) sterling accessory line and a dinnerware category that coordinates with sterling silver flatware and (ii) to develop acquired brands into substantial product lines for the Company, such as the Melannco lines of picture frames and photo albums and the Elements glassware lines.

     Integrated Manufacturing and Sourcing. The Company relies both on its own domestic manufacturing capabilities and on a variety of suppliers located primarily in the Asia Pacific Rim to deliver quality products at competitive prices to its customers. The Company's decision on whether to manufacture or import is based largely on expertise, quality, availability and cost. In order to ensure quality, certain imported products are manufactured using Company-owned tools and dies. In 1997, through its import organization comprised of approximately 148 employees, both in the U.S. and overseas, the Company sourced products from overseas manufacturers, with whom in many cases it has long-standing relationships.

Business Strategy

     The Company has developed and is implementing a business strategy to build upon its core operating strengths and enhance profitability.

     Leverage Recent Acquisitions. The Company believes the opportunities for growth in sales and profitability exist through successfully integrating its recent acquisitions into the Company's sales and marketing organization and consolidating and rationalizing certain operations. Historically, the Company has expanded and augmented acquired product lines through leveraging internal marketing expertise and existing distribution lines.

     The Company plans to expand the distribution of Rauch, Silvestri and Potpourri products by marketing them through the Company's established distribution channels and plans to add new products to their existing lines. By integrating Rauch, Silvestri and Potpourri with the Company's internally developed Holiday Workshop line of seasonal products, the Company has significantly expanded its product offerings in this product category, both in terms of types of product and retail price points, and strengthened its presence in major retail channels. In addition, the Company believes that such strengthened presence will provide the Company with substantial opportunities to cross-sell the Company's tabletop and giftware product lines through Rauch and Silvestri distribution channels.

     Through the acquisition of C.J. Vander, the Company hopes to expand the distribution of Wallace and Towle sterling silver and silver-plated product lines into the European market, primarily through C.J. Vander's existing distribution channels. In addition, the Company intends to expand the distribution of C.J. Vander products in the United States, through the Company's independent representatives who sell to high-end specialty and department stores.

     Expanded Distribution of Existing Product Lines. The Company believes that it has significant opportunities to expand the distribution of its existing product lines by increasing the penetration of existing retailer customers and the number of retail outlets to which it sells. Beginning in 1994, the Company implemented a program with a specialty retailer and franchisee, whereby the Company sources, markets and distributes giftware products for the customer's retail system comprised of several thousand stores. As a result, the Company has identified several growth opportunities, both in terms of expanded product offerings and additional store coverage. In addition, the Company intends to expand the distribution of several product lines introduced in the past several years, such as Melannco and Elements product lines, which the Company believes are growth opportunities which have not yet been fully exploited.

     Broaden Product Offerings. The Company expects to make a number of new product introductions each year. As a result of planned investments in tools, dies and machinery, the Company believes that it will be able to broaden significantly its offering of Christmas and other seasonal merchandise. The Company intends to capitalize on the Farberware tradename by introducing new products in categories as to which exclusive rights to the tradename have not been granted to third parties. In addition, the Company continues to expand and upgrade its line of sterling silver, silver-plated and other tabletop and giftware products.

    Invest Further in Technology and Productivity to Maintain Low Cost Structure. In order to support the growth of the business, the Company, during 1997 and through the first quarter of 1998, will have invested over $20 million for a 886,000 square foot warehouse and distribution center in Mira Loma, California which will serve as its western region warehouse and distribution center. The Company intends to invest in additional application solutions to enhance its Electronic Data Interchange (EDI) and warehousing capabilities. The Company plans to add a Warehouse Management System (WMS) to each of its warehouses. These systems will enhance the Company's ability to service its customers by improving its order processing and logistics and storage utilization, minimize order cycle times, enhance inventory management, and ensure that customer orders are processed efficiently. The Company is planning to expand its manufacturing capabilities by acquiring new tools and dies and machinery. In 1996, the Company also purchased a 828,000 square foot manufacturing and distribution facility in Chester, South Carolina which will increase production capacity and reduce costs.

     Make Selected Acquisitions. The Company believes that the giftware and seasonal markets and, to a lesser extent, the tabletop market are highly fragmented with a number of small manufacturers and marketers of a limited line of products. The Company believes that these industry dynamics and the continuing trend among retailers to consolidate their vendor base will generate attractive opportunities to acquire complementary brands, products, product categories and businesses that will provide operating synergies.

     Limitations on Growth Strategy. The Company's ability to follow the growth plans outlined in preceding paragraphs may be constrained by the availability and cost of capital. Immediately following the Merger there was a substantial decrease in stockholders' equity (see the Company's Consolidated Financial Statements Note 2) and, as a consequence, the Company may find it necessary to curtail or abandon some or all of its growth plans.

Products

     The Company designs, manufactures, imports and markets a diverse offering of quality tabletop, giftware and seasonal products. The Company defines seasonal products as Christmas tree ornaments, other Christmas decorations and a variety of other products sold for Halloween, Easter, Thanksgiving, Mother's Day and Valentine's Day. Seasonal products are marketed under a variety of the Company's tradenames. Seasonal products are included in the Tabletop and Giftware product category and are marketed under the Wallace, Towle, and International Silver tradenames. For example, the Company considers picture frames a tabletop and giftware item and also considers it seasonal just by changing the packaging slightly (e.g., a red colored box at Christmas time). Therefore, a certain number of the Company's products and/or product lines are sold as both Tabletop and Giftware and as Seasonal products.

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
                                        Year Ended December 31,
                              -----------------------------------------
                                 1997             1996           1995
                              --------         --------        --------
Tabletop and Giftware.......  $193,950         $171,824        $153,170
Seasonal....................    96,912           99,107          16,530
                              --------         --------        --------
                Total.......  $290,862         $270,931        $169,520
                              ========         ========        ========

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

     A significant portion of the Company's products are also sourced overseas. This function is also not performed by product or product lines and is therefore not reasonably allocable by product category.

     The Company also believes that a significant change in sales of specific products will not materially impact operating results.

     The Company's products include those shown below; all of which are marketed under one of the Company's many well-recognized tradenames as follows:

  Tabletop and Giftware

     Sterling Silver and Silver-plated Flatware and Hollowware. The Company designs, markets and distributes a variety of products in these categories, including flatware, serving pieces, cosmetic accessories and hollowware, such as candlesticks, casseroles and coffee and tea services under the tradenames Wallace Silversmiths(R), Towle Silversmiths(R), International Silver Company(R), C.J. Vander(TM) and Tuttle Sterling(R). A majority of the Company's products in this category are manufactured at the Company's plants in Puerto Rico and Massachusetts. These products are sold primarily to specialty stores, including jewelry stores and gift stores, and department stores and are generally included in bridal registries.

     Stainless Steel Flatware. The Company designs, markets and distributes several lines of stainless steel flatware ranging from premium mass-produced sets to high-end flatware place settings. The Company markets these products under tradenames such as Wallace Silversmiths(R), Towle Silversmiths(R), International Silver Company(R), 1847 Rogers Bros.(R) and, under a license agreement, the tradename Cuisinart(R). The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores and these products are also included in bridal registries.

     Picture Frames and Photo Albums. The Company designs, markets and distributes several lines of picture frames and photo albums. The picture frames range from sterling silver on the high end to a variety of other frames produced in wood, resin, ceramic, metal and other mediums. The photo albums are produced in metal, fabric and resin. The Company markets these products under tradenames such as Melannco International(R), International Silver Company(R), Wallace Silversmiths(R) and Towle Silversmiths(R) and under a license agreement, the tradename, The Walt Disney Company(R). The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution include department stores, including stationery departments, specialty stores and mass market merchandisers.

     Glassware, Woodenware and Ceramics. The Company designs, markets and distributes several lines of glassware products, including beverageware, glass dinnerware, serveware and accessories, glass vases, candle lighting and salad sets. The Company markets these products under the tradenames International Silver Company(R), Elements(R), Farberware(R), Ambrosia(R), and under a license agreement, the tradename Cuisinart(R). The Company designs, markets and distributes a line of woodenware which includes woodenware and a line of ceramic serveware and storage. The Company markets these products under the Farberware(R) tradename. The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution of the Company's glassware line include mass-market merchandisers, department stores, warehouse clubs and specialty stores.

     Porcelain Boxes. The Company designs, markets and distributes a diverse range of high-end, hand-painted porcelain boxes under the Rochard(TM) tradename which are primarily manufactured by third-party vendors located primarily in France. The channels of distribution include specialty stores, including jewelry stores and department stores.

     Other Tabletop and Giftware. The Company designs, markets and distributes a wide range of other tabletop and giftware products, including premium products such as picture frames and cosmetic accessories as "gift with purchase" items, stainless steel kitchen and bath accessories, brassware, napkin rings and decorative clocks. The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores.

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

     Other Christmas Decorations. The Company designs, markets and distributes a diverse product offering of other Christmas decorations including figurines, waterglobes, collectibles, trim, lighting, tree skirts and other decorative items produced in wood, resin, metal, paper, textiles, glass and ceramic. These products are marketed under the tradenames Silvestri(R), Rauch(R), Holiday Workshop(R), Potpourri Press(R), International Christmas(TM). These products are distributed through specialty stores, department stores, mass market merchandisers and warehouse clubs.

     Other Seasonal Products. The Company designs, markets and distributes a variety of other seasonal products for Halloween, Easter, Thanksgiving, Mother's Day and Valentine's Day. These products include figurines, vases, bowls, trays and other items comprised of metal, resin, wood, ceramic and glass. These products are distributed through specialty stores, department stores, mass market merchandisers and warehouse clubs.

Sales, Marketing and Distribution

    During 1997, and through the first quarter of 1998, the Company will have invested over $20 million on an 886,000 square foot warehouse and distribution center in Mira Loma, California, which will serve as its western region warehouse and distribution center.

     The Company sells many different types of products, with a variety of price points and target customers. Accordingly, the Company sells its products through a variety of distribution channels including department and specialty stores, mass market merchandisers, and warehouse clubs, catalogue showrooms, drugstores, supermarkets, incentive marketers and jewelry stores. The Company maintains separate sales forces for its product lines so as to provide the specialized expertise and attention necessary to service its customer base. The Company's sales and marketing staff coordinates with individual retailers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed several promotional programs for use in the ordinary course of business to promote sales throughout the year.

     The Company's various sales and marketing efforts are supported from its principal office and showroom in East Boston, Massachusetts and, for certain of its products, from its offices and showrooms in Hong Kong and London. The Company maintains additional showrooms in New York, Los Angeles, Atlanta and Dallas. The Company's sales and marketing staff at December 31, 1997, consisted of approximately 130 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

Retailing Customers

During 1997, 20 customers accounted for approximately 40% of the Company's net sales. No one customer represented 10% or more of the Company's net sales.

       1997 Channels of Distribution                         % of 1997 Net Sales
       -----------------------------                         -------------------
Mass Market Merchandises, Catalogue Showrooms, Warehouse Clubs,
   Drug Stores, Supermarkets..........................................   30%
Department Stores.....................................................   27%
Specialty Stores, Jewelry Stores, Premium and Incentive Marketers.....   43%

     In order better to service its customers, the Company has invested in equipment and software to allow its customers to transmit their orders electronically throughout the EDI system.

Manufacturing and Raw Materials

     The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products for the Wallace, International, Towle and Tuttle lines, and at its facility in Sheffield, England for C.J. Vander, Ltd. and Roberts and Belk. The Company also designs, produces and maintains the tools required for manufacturing sterling silver flatware.

     The Company has maintained, in the aggregate, approximately six months of inventory. The Company's silver fabrication operation in its Puerto Rico manufacturing plant became fully operational during 1994. This process reduces the need for purchasing fabricated silver from outside vendors. The Company uses fabricated silver in its manufacturing operations. Fabricated sterling silver made from fine silver purchased by the Company may be readily obtainable from outside resources as well. The Company purchases fine silver in the spot market in quantities the Company believes are adequate to meet reasonably foreseeable consumer demand for its silver products. The Company does not engage in speculative purchases of fine silver. In the five-year period ended December 31, 1997, the closing price of silver as quoted by Handy & Harman Inc. has ranged from $3.54 per troy ounce to $6.71 per troy ounce ($6.12 at March 12, 1998).

     The Company manufactures silver-plated giftware and tabletop products, including hollowware, at its manufacturing and silver-plating facilities in North Dighton, Massachusetts and in Sheffield, England. These facilities have all the stamping, processing, soldering, finishing, polishing, silver-plating and packaging capabilities necessary to turn unfinished metal into finished products.

     The Company's imported products originate as designs created by its internal design staff or by independent designers, in each case in conjunction with the Company's product development and marketing staffs. Products based on these designs are manufactured to the Company's specifications in various countries including Hong Kong, India, Korea, Taiwan, the People's Republic of China and Japan.

     In 1997, the Company purchased an aggregate of approximately $123 million of products from approximately 800 foreign manufacturers. No vendor accounted for 10% or more of such purchases in 1997. The Company does not have information on the financial condition of its major foreign vendors, all of which are privately held, but is not aware of any unfavorable information related to their respective financial condition. Of the Company's foreign purchases in 1997, approximately 87% were from vendors located in the Far East; approximately 4% were from vendors located in India and approximately 9% in the aggregate from vendors in other locations. The Company's arrangements with its manufacturers are subject to the risks of doing business abroad, including risks associated with foreign currency and potential import restriction. The Company also is subject to risks associated with the availability of, and time required for, the transportation of products from foreign countries, including shipping losses or lost sales that may result from delays or interruptions in shipping. The Company does not believe that the loss of any single foreign supplier would have a material long-term adverse impact on the Company's source of supply, as other suppliers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

     The Company has invested in increasing production capacity and improving productivity related to its Rauch operations. For several of the prior selling seasons, the Company believes that Rauch had operated under capacity constraints. The Company has developed and installed new automatic machinery which was installed during the first quarter of 1997. The Company is in the process of improving the design and operation of the new machinery and anticipates that Rauch's total production capacity will have increased to 150% of its capacity prior to installation. In 1996, the Company also purchased an 828,000 square foot building in Chester, South Carolina, which is in close proximity to the existing Rauch manufacturing plant. This new facility has allowed adequate space for the new machinery is expected to reduce costs substantially. This large warehouse and distribution center has allowed the Company to consolidate its outside warehousing and manufacturing. The Company continuously looks for opportunities for new equipment to reduce production costs.

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

Competition

     The tabletop, giftware and seasonal products industries in which the Company is engaged are highly competitive. Not only the large number of domestic manufacturers affects competition, but also the large volume of foreign imports. Several of the Company's competitors are larger and have greater financial resources than the Company. The Company's products compete indirectly with a broad range of household products not offered by the Company. Within the overall tabletop products industry, the production of sterling silver flatware in the United States is relatively concentrated, with five manufacturers, including the Company, accounting for substantially all of the sterling silver flatware manufactured and sold in the United States. The other principal manufacturers and marketers of sterling silver flatware are Gorham, Inc. and its affiliate The Kirk Steiff Company, Reed & Barton Corp. and Lunt Silversmiths, all of which have been in business for many years. The giftware and seasonal products industries, however, are very fragmented with numerous small manufacturers and marketers of a limited number of products. The Company is not aware of any competitor having the same product line breadth.

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

Seasonality

     Sales are generally higher in the third and fourth quarters and are strongly influenced by the buying patterns associated with the Christmas season. The acquisitions of Rauch, Silvestri and Potpourri Press have increased the seasonality of the Company since the majority of Rauch, Silvestri and Potpourri Press products are Christmas items. The Company's needs for working capital accelerate in the second half of the year and, accordingly, total debt levels tend to peak in the third and fourth quarters, falling off again in the first quarter of the following year. The amount of the Company's sales generated during the second half of the year generally depends upon a number of factors, including general economic conditions, and other factors beyond the Company's control. The Company's results of operations would be adversely affected and disproportionately affected if the Company's sales were substantially lower than those normally expected during the second half of the year. The Company continues to introduce products appropriate to other holidays and seasons in order to increase sales during the first and second quarters.

Backlog and Warranty

     The Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic and weather conditions. Orders for the Company's products are generally subject to cancellation until shipment. As a result, the Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic and weather conditions. As a result, comparison of backlog as of any date in a given year with backlog at the same date in a prior year is not necessarily indicative of sales trends. The Company had (exclusive of Farberware) a backlog of approximately $19.7 million as of December 31, 1997, compared to approximately $24.3 million as of December 31, 1996. See "Seasonality." The Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

     The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal retail industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company will routinely accept returns for imported products that are received late by the customer. The majority of the returned products are resold into the same distribution channel. During the three year period ended December 31, 1997, returns and allowances amounted to approximately 2.7% of sales.

Environmental Regulation

     The Company's manufacturing operations, including silverplating, chrome plating, tool making and painting operations routinely involve the handling of waste materials that are classified as hazardous. The Company also refabricates certain materials used in its silverplating operations. The Company is subject to certain domestic federal, state and local laws and regulations concerning the containment and disposal of hazardous materials and, therefore, in the ordinary course of its business. The Company incurs compliance costs and may be required to incur clean-up costs. The Company's C.J. Vander facility is also subject to many environmental regulations related to its plating operations in the United Kingdom. Based upon currently available information, the Company does not expect that the costs of such compliance and clean-up costs will be material. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. In addition, the future costs of compliance with environmental laws and regulations and liabilities resulting from currently unknown circumstances or developments could be substantial and could have a material adverse effect on the Company. For example, certain laws and regulations could impose liability upon the Company for any historic releases of hazardous substances from facilities that it has owned or operated, or, from facilities to which its waste materials have been transported for treatment or disposal.

Properties

     The following table sets forth information with respect to the Company's properties as of March 21, 1998:

                                                                         APPROXIMATE
                                                                           SQUARE
                                                                         FOOTAGE OR
LOCATION                                TYPE OF FACILITY                   ACREAGE         STATUS
--------                                ----------------                  --------         ------
Mira Loma, CA..............      Warehouse/Distribution/Land               886,000         Owned
Chester, SC................      Warehouse/Manufacturing/Showroom          828,000         Owned
Revere, MA.................      Warehouse/Distribution                    580,000         Owned
Gastonia, NC...............      Office/Manufacturing/Distribution         447,441         Owned
East Boston, MA............      Office/Showroom                           292,000         Owned
Dallas, TX.................      Warehouse                                 135,000         Leased
El Paso, TX................      Office/Manufacturing                      135,000         Owned
North Dighton, MA..........      Office/Manufacturing/Warehouse            134,042         Leased
Crisfield, MD..............      Office/Manufacturing/Warehouse             71,754         Leased
San German, PR.............      Manufacturing/Office                       70,296         Leased
Hong Kong..................      Office/Warehouse/Showroom                  48,818         Leased
Atlanta, GA................      Showrooms                                  15,050         Leased
Dallas, TX.................      Showrooms                                   9,716         Leased
Los Angeles, CA............      Showroom                                    5,745         Leased
Wallingford, CT............      Office                                      2,800         Leased
Cramerton, NC..............      Land                                   34.1 Acres         Owned
Dallas, TX.................      Office                                     25,000         Leased
Sheffield, England.........      Manufacturing/Warehouse                    30,839         Owned
London, England............      Office/Showroom                             4,000         Leased
China......................      Warehouse/Office                          163,936         Leased
Taiwan.....................      Office                                      5,292         Leased
Philippines................      Office                                      4,380         Leased
Chicago, IL................      Showroom                                    7,452         Leased
New York, NY...............      Warehouse                                   3,800         Leased
Guangzhou, PRC.............      Office                                      1,246         Leased
Tianjin, PRC...............      Office                                      3,958         Leased
Greensboro, NC.............      Office                                      2,747         Leased
New York, NY...............      Showrooms                                  45,611         Leased
Ecclesfield, England.......      Manufacturing/Warehouse/Showroom           39,950         Owned

-------

Employees

     As of December 31, 1997, the Company had approximately 1,875 employees. The Company believes that its relationship with its employees is good.

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

     On March 31, 1994 an Administrative Law Judge ("ALJ") designated by the NLRB determined that the Company's subsidiaries Wallace International de P.R., Inc. and International Silver de P.R., Inc. (the "P.R. Subsidiaries") had engaged in unfair labor practices incident to a union election (won by the P.R. Subsidiaries) held in February 1993 and ordered the P.R. Subsidiaries to refrain from certain conduct and to take certain affirmative action. The ALJ's decision was affirmed by the NLRB on September 22, 1994. Incident to a second union election (also won by the P.R. Subsidiaries) held on June 22, 1994 pursuant to stipulation, the P.R. Subsidiaries were again charged with unfair labor practices. The ALJ again found that the P.R. Subsidiaries had engaged in unfair labor practices. The Company has appealed to the NLRB, and the appeal is pending.

Legal Proceedings

     The Company has been named as a defendant in several legal actions arising from its normal business activities, including routine copyright and trademark litigation, which actions are considered normal in the businesses in which the Company is engaged.

ITEM 4. Submission of Matters to A Vote of Security Holders

     During the fourth quarter of 1997, no matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Absence of Public Market

     There is no existing public market for the Notes and the Company does not intend to list the Notes on any national securities exchange. Factors such as quarterly or cyclical variations in the Company's financial condition and results of operations, variations in interest rates, future announcements concerning the Company or its competitors, government regulation, general economic and other conditions could cause the market price of the Notes to fluctuate substantially.

     Syratech Common Stock, which was traded on the NYSE under the symbol "SYR", was de-listed from the NYSE upon consummation of the Merger. From the effective time of the Merger, the Company has had less than 300 stockholders. On April 14, 1997, the last trading day before the execution of the Merger Agreement, the last sales price of Syratech Common Stock as reported on the NYSE was $32.13 per share. The average of the closing prices for the 20 consecutive trading days ended October 22, 1996, the last trading day before the public announcement of the Merger Agreement, was $24.59 per share.

      The following table sets forth, for the periods indicated, the high and low sales closing prices per share of Syratech Common Stock, during which time the Company's stock was actively traded.
                                                           HIGH       LOW
                                                           ----       ---
   FISCAL 1996
     First Quarter (ended March 31, 1996)..........      $26 3/8   $20 1/2
     Second Quarter (ended June 30, 1996)..........       27 5/8    22 3/8
     Third Quarter (ended September 30, 1996)......       24 1/2        22
     Fourth Quarter (ended December 31, 1996)......       31 3/4    23 3/8

   FISCAL 1997
     First Quarter (ended March 31, 1997)..........      $32       $31 1/8
     Second Quarter (through April 14, 1997).......       32 1/8    31 7/8

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

ITEM 6.  Selected Financial Data

     The following selected consolidated financial information as of December 31, 1997 through 1993 and for each of the years in the five-year period ended December 31, 1997 has been derived from the consolidated financial statements of the Company. The consolidated balance sheets of the Company as of December 31, 1997 and 1996 and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, together with the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.


                                                                     Year Ended December 31,
                                               --------------------------------------------------------------
                                                  1997        1996          1995        1994          1993
                                                  ----        ----          ----        ----          ----
                                                           (in thousands, except per share data)
Income Statement Data(1):
Net sales ..................................    $290,862     $270,931     $169,520     $147,291     $122,682
Cost of sales ..............................     213,366      194,113      119,836      104,600       84,643
                                                --------     --------     --------     --------     --------
Gross profit ...............................      77,496       76,818       49,684       42,691       38,039
Selling, general and administrative expenses      72,740       57,664       34,239       31,613       27,727
Other operating income (2) .................       2,366        3,948
                                                --------     --------     --------     --------     --------
Income from operations .....................       7,122       23,102       15,445       11,078       10,312
Interest expense ...........................     (16,027)      (3,150)        (287)        (559)        (948)
Interest income ............................         257          771        4,881           98           82
Other income (3) ...........................       2,184       11,900
                                                --------     --------     --------     --------     --------
Income (loss) before income taxes ..........      (6,464)      32,623       20,039       10,617        9,446
Provision (benefit)  for income taxes ......      (1,868)      12,234        6,863        2,758        2,390
                                                --------     --------     --------     --------     --------
Income (loss) from continuing operations ...      (4,596)      20,389       13,176        7,859        7,056
Discontinued operations:
 Income from discontinued operations, net
   of income taxes .........................                                 2,572       12,068       10,838
 Gain on sale of Syroco, Inc., net of income
   taxes ...................................                                30,451
                                                --------     --------     --------     --------     --------
Net income (loss) ..........................      (4,596)      20,389       46,199       19,927       17,894
Preferred stock dividend ...................       1,530
                                                --------     --------     --------     --------     --------
Net income (loss) applicable to common
stockholders ...............................     ($6,126)     $20,389      $46,199      $19,927      $17,894
                                                ========     ========     ========     ========     ========

Basic Earnings (loss) per share (4):
 Continuing operations .....................      ($1.17)       $2.34        $1.13        $0.67        $0.61
 Discontinued operations ...................        --           --           2.82         1.03         0.93
                                                --------     --------     --------     --------     --------
  Net income (loss) per common share .......      ($1.17)       $2.34        $3.95        $1.70        $1.54

  Weighted-average number of shares
   outstanding..............................       5,216        8,695       11,707       11,688       11,650
                                                ========     ========     ========     ========     ========
Diluted Earnings (loss) per share (4):
Continuing operations ......................      ($1.17)       $2.32        $1.12        $0.67        $0.60
Discontinued operations ....................        --           --           2.79         1.02         0.92
                                                --------     --------     --------     --------     --------
Net income (loss) per common share .........      ($1.17)       $2.32        $3.91        $1.69        $1.52
                                                ========     ========     ========     ========     ========
 Shares:
  Weighted-average number of shares
   outstanding .............................       5,216        8,695       11,707       11,688       11,650
  Effect of dilutive stock options .........        --            104           96          121          118
                                                --------     --------     --------     --------     --------
  Adjusted weighted-average number of shares
   outstanding .............................       5,216        8,799       11,803       11,809       11,768
                                                ========     ========     ========     ========     ========

(1) The income statement data for years prior to 1996 has been restated to reflect Syroco, Inc. as a discontinued operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Transactions."

(2) Consists of income from the sale of Farberware inventory and other operating income, net of certain selling, general and administrative expenses.

(3) Consists of nonrecurring pre-tax income related to the sale of certain equipment associated with the Farberware settlement in 1997 and licensing the Farberware name on cookware and bakeware in 1996. See
         Note 3 to the Company's Consolidated Financial Statements.

(4) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earning per share." As a result, all periods presented have been restated. See Note 1 to the Company's Consolidated Financial Statements.

                                                    December 31,
                              --------------------------------------------------------
                                1997       1996       1995           1994       1993
BALANCE SHEET DATA:                     (in thousands, except per share data)
Working capital ...........   $113,857   $119,918   $122,050       $125,136   $105,115
Total assets ..............    266,000    227,254    220,566        190,684    152,060
Total debt (5) ............    183,900      6,636     51,735(6)      15,379      5,060
Stockholders' equity ......     24,904    170,248    146,596        152,100    131,005
Book value per common share       1.42      19.58      16.91          13.01      11.25

-------------

(5) Consists of long-term debt, notes payable and current maturities of long-term debt.

(6) Reflects temporary borrowings of $51,735 made on December 29, 1995 in connection with the purchase by the Company for retirement of 3,065 shares of Common Stock owned by affiliates of Katy Industries, Inc. (the "Katy Stock Repurchase"). These borrowings were paid on January 2, 1996.

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

Recent Transactions

Merger and Recapitalization


   On April 16, 1997, THL Transaction I Corp. ("THL I"), a Delaware corporation, controlled by affiliates of Thomas H. Lee Company ("THL"), was merged with and into the Company (the "Merger") pursuant to the Restated Agreement and Plan of Merger, dated as of November 27, 1996, effective as of October 23, 1996, as amended on February 14, 1997, between THL I and the Company.

   Pursuant to the Merger, each share of the Company's Common Stock, par value $0.01 per share ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (April 16, 1997) (other than
(i) shares of Common Stock held by the Company or any wholly-owned subsidiary thereof, and (ii) 35,232 shares of Common Stock that were contributed to the Company by Leonard Florence (former principal shareholder) upon the Merger and which were then canceled and retired) was entitled to receive at the election of the holder thereof and as stated below, either (a) $32.00 in cash (except that Leonard Florence received $28.00 in cash) or (b) one fully paid and non-assessable share of the Company's Common Stock. Common Stock retained was limited in the case of each stockholder (other than Management Stockholders) to 34.75% of such stockholder's shares of Common Stock. Also, because no more than an aggregate of 868,250 shares of the Company's Common Stock could be retained by stockholders (other than Management Stockholders), the right to retain the Company's Common Stock was to be subject to proration. In addition, each Company Stock Option granted under the 1986 and 1993 Stock Plans that were outstanding immediately prior to the Effective Time, vested and was canceled in exchange for the excess in cash of $32.00 over the exercise price per share of the Company's Common Stock. The aggregate amount paid to optionees of $3.7 million and $.2 million related to the vesting of the stock options was charged to compensation expense.

   Upon the Merger, THL acquired, directly from the Company, an aggregate of 18,000 shares which represented 100% of the Company's 12% Cumulative Redeemable Preferred Stock and 2,374,793 in exchange for corresponding stock interests in THL I, for which THL had paid an aggregate of $94 million in cash. Accordingly, the THL investment resulted in control of the Company.

   At the Effective Time, the Company entered into debt financing arrangements consisting of $165 million principal amount of 11% Senior Notes (the "Notes") and a Senior Revolving Credit Facility of $130 million (the "Revolving Credit Facility"). The amount invested by THL in THL I, the purchase price for the Cumulative Redeemable Preferred Stock, plus proceeds of the Notes and a portion of the proceeds available pursuant to the Revolving Credit Facility were used to finance the acquisition of the shares of the Company's outstanding Common Stock that were not retained by the Company's then existing stockholders, and to refinance the Company's outstanding indebtedness. The Revolving Credit Facility is also intended to provide for the Company's working capital requirements at the time of and following the Merger.

   In connection with the Merger, the Company entered into a management agreement with Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450,000 ($320,000 expensed for the year ended December 31, 1997).

   The transaction was accounted for as a recapitalization.

   See Notes to Consolidated Financial Statements.

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

 Farberware Inc.

     On April 2, 1996, the Company, through its indirect wholly owned subsidiary, Far-B Acquisition Corp. ("Far-B"), together with Lifetime Hoan Corporation ("Lifetime"), acquired certain assets from Farberware Inc., a subsidiary of U.S. Industries, Inc. ("USI"). Lifetime and the Company are not affiliates. Farberware Inc. was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by Far-B and Lifetime was approximately $45.8 million, of which Far-B paid approximately $32.6 million. A manufacturing service agreement entered into on April 2, 1996 to provide products for a transition period was terminated in 1996 and during 1997 the Company sold or disposed of all acquired inventory and no longer manufactures or sells Farberware cookware and bakeware products or noncommercial electric products. Net sales for the year ended December 31, 1997 and 1996 exclude revenue from the sales of Farberware inventory, and $2.6 million and $3.9 million, respectively, related to these sales and to licensing income, net of certain selling, general and administrative expenses, has been recorded as other operating income.

     The Company acquired Farberware Inc. assets in order to expand Farberware's licensing activities and to use the Farberware name on certain of the Company's existing and new products.

     The Company and Lifetime agreed to an allocation between them of the assets acquired from Farberware Inc. and to the joint administration of certain licensing rights.

     On June 27, 1996, the Company's Farberware Inc. subsidiary (formerly Far-B) ("Farberware") entered into a license agreement with Meyer Marketing Co. Ltd. ("Meyer") pursuant to which Meyer was granted certain rights for a term of 200 years. For such grant, Meyer made a one-time payment to the Company of $25.5 million, which resulted in recognition by the Company of $11.9 million of non-recurring income. Under the terms of the licensing agreement, the Company has no further obligation with respect to the amount paid by Meyer. On July 12, 1996, Farberware granted to a major retail chain the exclusive license to use and exploit the Farberware name and related intellectual property in connection with the sourcing, manufacture, marketing and sale of certain electric products for quarterly royalty payments. On October 25, 1996 Farberware granted to FCI Corp. a license to use and exploit the Farberware name in connection with the sourcing, manufacturing, marketing and sale of certain Commercial Products.

     Subsequent to the acquisition of the assets from Farberware Inc., legal disputes arose amongst the parties over alleged breaches of agreements. On February 3, 1997, the Company, Farberware, and Lifetime reached an agreement (the "Settlement Agreement"), with Bruckner Manufacturing Corp. ("BMC") and U.S. Industries Inc. ("USI") to settle all previous outstanding legal disputes arising out of the Farberware Asset Purchase Agreement ("APA") and the Manufacturing Services Agreement ("MSA"). Under the terms of the Settlement Agreement, the Company received certain finished goods inventory at no cost, and paid for certain finished goods inventories purchased under the MSA. The Company also received a waiver of certain restrictions in the APA on disposing of tools, machinery, and equipment formerly used by BMC in the manufacture of Farberware products. The Company sold the majority of the tools, machinery and equipment in 1997 and retained the remainder for use in its existing businesses. The sale of the tools, machinery and equipment resulted in net proceeds to the Company of $2,184, which has been recorded as other non-operating income in 1997.

     See Notes to Consolidated Financial Statements.

 Silvestri

     On April 16, 1996, the Company purchased finished goods inventory and intangible assets of the Silvestri division of FFSC, Inc. ("Silvestri") for approximately $8.6 million. Silvestri products include Christmas ornaments, collectibles, lighting and trim as well as other seasonal and nonseasonal giftware and decorative accessories. The acquisition was accounted for under the purchase method of accounting, and the results of operations of Silvestri have been included with the results of the Company from April 16, 1996.

 C.J. Vander

     On May 8, 1996, the Company, through one of its subsidiaries, acquired all of the outstanding common stock of C.J. Vander, a manufacturer of sterling silver and silver-plated flatware and hollowware in Sheffield and London, England. The purchase price was immaterial to the Company's consolidated financial statements. The acquisition was accounted for under the purchase method of accounting and the results of operations of C. J. Vander have been included with the results of the Company from May 8, 1996.

 Potpourri Press

     On November 26, 1996, a wholly-owned subsidiary of the Company acquired inventory, tangible property, intellectual property rights, certain key records (including customer lists, customer files, supplier information, catalogs) and certain contract rights of Potpourri Press, a North Carolina-based manufacturer and marketer of Christmas products, for a purchase price of approximately

$2.3 million plus a $0.2 million promissory note. This acquisition was accounted for under the purchase method of accounting and the results of operations of Potpourri Press have been included with the results of the Company from November 26, 1996.

 Syroco

     On April 11, 1995, pursuant to an agreement entered into on March 28, 1995, the Company, through its subsidiary, Syratech Holding Corporation, sold Syroco, Inc. ("Syroco"). The net proceeds received after costs of the sale and income taxes were $133.9 million. The sale resulted in the discontinuance of the Company's casual furniture and accessories business and resulted in an after-tax gain on disposal of $30.5 million which was recognized in the second quarter of 1995. The results of operations for the discontinued segment are included in discontinued operations in the Consolidated Statements and Statement of Operations and Statements of Cash Flows for the year ended December 31, 1995.

     The following table sets forth certain financial data as a percentage of net sales of the Company for each of the years presented.


                                                     Percentage of Net Sales
                                                 ------------------------------
                                                     Year Ended December 31,
                                                 ------------------------------
                                                 1997        1996       1995(1)
                                                 -----       -----      -----
Net sales.....................................   100.0%      100.0%     100.0%
Cost of sales.................................    73.4        71.6       70.7
                                                 -----       -----      -----
   Gross profit...............................    26.6        28.4       29.3
Selling, general and administrative expenses..    25.0        21.3       20.2
Other operating income (2)....................     0.8         1.4         --
                                                 -----       -----      -----
   Income from operations.....................     2.4         8.5        9.1
Interest income (expense), net................    (5.4)       (0.9)       2.7
Other income (3)..............................     0.8         4.4         --
                                                 -----       -----      -----
   Income (loss) before income taxes..........    (2.2)       12.0       11.8
Provision (benefit) for income taxes..........    (0.6)        4.5        4.0
                                                 -----       -----      -----
   Income (loss) from continuing operations...    (1.6%)       7.5%       7.8%
                                                 =====       =====      =====
------------------

(1) The income statement data for 1995 has been restated to reflect Syroco, Inc. as a discontinued operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Transactions."

(2) Consists of income from the sale of Farberware inventory and other operating income, net of certain selling, general and administrative expenses.

(3) Consists of non-recurring pre-tax income related to the sale of certain equipment associated with the Farberware settlement in 1997 and licensing the Farberware name on cookware and bakeware in 1996. See Note 3 to the Company's Consolidated Financial Statements.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Net sales increased 7.4% to $290.9 million for the year ended December 31, 1997 from $270.9 million for the year ended December 31, 1996. Excluding the impact of the Rauch, Silvestri, C.J. Vander and Potpourri Press acquisitions in 1996, net sales increased 11.7%. This increase reflects higher sales volume of giftware items (primarily crystal and silver-plated items) and of stainless steel and sterling silver flatware. Sales related to the Company's 1996 acquisitions decreased 1.7% due to lower sales of Rauch Christmas ornaments. Changes in product prices did not materially impact net sales.

     Gross profit was $77.5 million for the year ended December 31, 1997 compared with $76.8 million for the year ended December 31, 1996. Gross profit as a percentage of net sales was 26.6% for the year ended December 31, 1997 compared to 28.4% for the year ended December 31, 1996. The decrease in the gross profit percentage of 1.8 percentage points is related to Rauch new equipment start-up manufacturing inefficiencies, and to the impact of having a full year of warehousing expenses for the seasonal Silvestri business compared with the partial year in 1996, as well as a reduced proportion of higher margin products in the total product mix. The decrease in gross profit margin was not materially impacted by change in product prices.

     Selling, general and administrative expenses ("S, G & A expenses") increased to 25.0% as a percentage of net sales or $72.7 million for the year ended December 31, 1997 from 21.3% or $57.7 million for the year ended December 31, 1996. Included in S, G & A expenses for 1997 is a one-time charge of $3.9 million for stock option compensation expense due to the Merger. Also contributing to the increase are higher personnel and related costs including costs in the Company's Pacific Rim offices to support the 1996 acquisitions and to establish an increased presence in mainland China which management believes will enable the Company to reduce expenses in its higher cost Hong Kong, Philippines, and Taiwan locations. During 1997, the Philippines office was closed, and cost reductions in Taiwan and Hong Kong are underway. In addition, during 1997, there is a full year of S, G & A expenses associated with the product lines acquired during 1996 compared with partial period in the prior year, and these expenses are running at levels higher than initially anticipated due to delays in integrating operations of these acquisitions.

     Income from operations of $7.1 million and $23.1 million for the years ended December 31, 1997 and 1996, respectively included other operating income of $2.4 million and $3.9 million, respectively, resulting from the disposal of Farberware inventory and Farberware license revenue. Income from operations for 1997 includes the one-time charge of $3.9 million to compensation expense related to stock options as a result of the Merger.

     Other non-operating income in 1997 represents $2.2 million of income from the sale of equipment associated with the Farberware settlement, and in 1996, represents $11.9 million of income from the one-time licensing fee received for the Farberware name on cookware and bakeware. See Note 3 to the Company's Consolidated Financial Statements.

     Interest expense, net, was $15.8 million and $2.4 million for the years ended December 31, 1997 and 1996, respectively. This change results primarily from the increase in debt, including the issuance of the 11% Senior Notes, to finance the Merger.

     The benefit from income taxes was $1.9 million for the year ended December 31, 1997, compared to an income tax provision of $12.2 million for the year ended December 31, 1996. The benefit from income taxes in 1997 arose from the net loss for the year.

     Net loss applicable to common stockholders for the year ended December 31, 1997 was ($6.1) million or ($1.17) (diluted) per share, on adjusted weighted average shares outstanding of 5,216,000 (diluted), compared to net income available to common stockholders of $20.4 million or $2.32 (diluted) per share, on 8,799,000 adjusted weighted average shares outstanding in 1996. The reduction in adjusted weighted average shares primarily reflects the acquisition and retirement of 4.9 million shares of Company Common Stock in connection with the Merger, which was effected on April 16, 1997.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales increased 59.8% to $270.9 million for the year ended December 31, 1996 from $169.5 million for the year ended December 31, 1995. Excluding the impact of acquisitions of businesses and product lines completed in 1996, net sales increased 8.1%. This increase reflects increased sales volume of giftware items (including seasonal items, picture frames and silver-plated items) and of sterling silver flatware. The changes in product prices did not materially impact net sales.

     Gross profit increased 54.6% to $76.8 million for the year ended December 31, 1996 from $49.7 million for the year ended December 31, 1995. Gross profit as a percentage of sales was 28.4% for the year ended December 31, 1996 compared to 29.3% for the year ended December 31, 1995. The decrease in gross profit percentage was primarily a result of the acquisition of Rauch, which gross profit margin is lower than that of certain of the Company's other product lines, and a $1.3 million nonrecurring compensation expense charge related to the transfer of shares to one of the executive officers. See Note 11 to the Company's consolidated financial statements. Partially offsetting this decrease was the gross profit on the recently acquired higher margin Silvestri seasonal product line. Excluding the impact of acquisitions, the gross profit percentage was 30.3% for the year ended December 31, 1996. This increase in gross profit percentage, exclusive of acquisitions, was due to increased sterling flatware sales which have a higher profit margin than other tabletop and giftware items, and also to a change in product mix in the giftware lines to higher margin items including frames and certain seasonal products. The increase in gross profit margin was not materially impacted by change in product prices.

     Selling, general and administrative expenses ("S, G & A expenses") increased to 21.3% as a percentage of net sales or $57.7 million for the year ended December 31, 1996 from 20.2% or $34.2 million for the year ended December 31, 1995. S, G & A expenses were $39.5 million or 21.5% as a percentage of net sales excluding S, G & A expenses incurred at Rauch, Silvestri, C.J. Vander and Potpourri. These acquired companies had $18.2 million of S, G & A expenses including the allocation of existing and continuing corporate expenses. Substantial resources were dedicated and additional expenses were incurred as a result of acquiring product lines, integrating functions (including selling and marketing, customer service and general and administrative functions) and in the case of Farberware, general and administrative costs of disposing of the product line during 1996. Allocated corporate costs incurred to sell the Farberware product line of $2.6 million are not included in the other operating income line and are included in the Company's S, G & A expenses. Also included in S, G & A expenses in 1996 was $2.6 million of nonrecurring compensation expense related to the transfer of shares to two other executive officers. See Note 11 to the Company's consolidated financial statements.

     Income from operations increased 49.6% to $23.1 million in the year ended December 31, 1996. Included in income from operations for the year ended December 31, 1996 was $3.5 million, net of certain S, G & A expenses, from the disposal of Farberware inventory.

     Other non-operating income in 1996 represents $11.9 million of income from the one-time licensing fee for the Farberware name on cookware and bakeware. See
Note 3 to the Company's Consolidated Financial Statements.

     Interest expense, net, was $2.4 million for the year ended December 31, 1996 compared to interest income, net of $4.6 million for the year ended December 31, 1995. This change results from a reduction in invested cash used to purchase and retire 3,064,751 shares of the Company's Common Stock, for recent acquisitions and for seasonal working capital needs.

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

Liquidity and Capital Resources

     Net cash used in operating activities for the year ended December 31, 1997 was $12.6 million. The primary uses of cash were for financing fees related to debt incurred in connection with the Merger, and increases in operating working capital needs.

     The Company's working capital requirements are seasonal and tend to be highest in the period from September through December due to the Christmas selling season. Accounts receivable tend to decline during the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September. This seasonality has increased as a result of the acquisitions of Rauch and Silvestri product lines.

     Capital expenditures were approximately $24.5 million for the year ended December 31, 1997. These expenditures were primarily for the purchase of land and construction of a warehouse and distribution facility in Mira Loma, CA, purchase of a single story manufacturing facility for C.J. Vander, improvements at the Company's East Boston facility and the purchase of machinery, tools and dies for the Rauch, Puerto Rico and C. J. Vander manufacturing facilities. Completion of the Mira Loma facility is expected to cost $4 million in the first quarter of 1998.

     The Company's level of indebtedness will have several important effects on its future operation, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the New Credit Facility and the Indenture governing the Senior Notes will require the Company to meet certain financial tests, and other restrictions may limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, and
(iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

     The Company believes that funds generated from operations and borrowings available under the Revolving Credit Facility will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $165.0 million Notes issued in connection with the Merger and under its operating leases) and fund planned capital expenditures through December 31, 1998. See "Merger and Recapitalization."

     See Note 2 to the accompanying Consolidated Financial Statements for a description of the terms of the Merger and Note 11 for dividend and liquidation terms of the Company's Cumulative Redeemable Preferred Stock.

     See Note 7 and 16 to the accompanying Consolidated Financial Statements for the discussion on borrowings, availability, covenants and dividend restrictions of the Company under its Revolving Credit Facilities and its Notes due April 15, 2007.

Year 2000 Conversion

     The Company has modified certain key systems to comply with Year 2000 requirements and initiated a program to evaluate and modify the systems that are not Year 2000 compliant. The Company will continue to evaluate the remaining systems, and where appropriate, make the necessary modifications. The Company currently believes that the expenditures necessary to be Year 2000 compliant will not be material to its financial condition or results of operations in any given year.

Accounting Pronouncements


      In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 130" and "SFAS 131", respectively). The Company will be required to adopt the provisions of these statements in fiscal 1998. SFAS 130 provides standards for reporting items considered to be "comprehensive income" and uses the term "other comprehensive income" to refer to revenues, expenses, gains and losses that are included in comprehensive income under generally accepted accounting principles but excluded from net income. Currently the only items presented in the Company's consolidated financial statements that would be considered other comprehensive income as defined in SFAS 130 are cumulative translation adjustments, which are recorded as components of stockholders' equity. SFAS 131 establishes new standards for reporting information about operating segments. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments it will report on. The Company believes that the provisions of SFAS 130 will not, when adopted, have a material impact on the Company's consolidated financial statements.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 standardizes the disclosure requirement for pensions and other postretirement benefits to the extent practicable. It does not change the measurement or recognition of those plans. The Company will be required to adopt the provisions of this statement in 1998. The adoption of these provisions will not have a material impact upon the Company's consolidated financial statements.

ITEM 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Auditors.............................................................................     22
Consolidated Financial Statements:
    Consolidated balance sheets as of December 31, 1997 and 1996...........................................     23
    Consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995.............     24
    Consolidated statements of stockholders' equity for the years ended December 31, 1997, 1996 and 1995...     25
    Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995.............     26
    Notes to consolidated financial statements.............................................................     27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Syratech Corporation:

     We have audited the accompanying consolidated balance sheets of Syratech Corporation (the "Company") and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syratech Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company completed a merger accounted for as a recapitalization in 1997.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 16, 1998  (March 30, 1998 as to Note 16)

                   SYRATECH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                                                                December 31,
                                                                          ------------------------
                                                                             1997           1996
                                                                          ---------      ---------
ASSETS
Current assets:
  Cash and equivalents                                                    $   2,981      $   3,605
  Accounts receivable, net                                                   63,893         60,020
  Inventories                                                                84,295         79,355
  Deferred income taxes                                                      11,337          8,940
  Prepaid expenses and other                                                  2,392          3,803
  Properties held for sale                                                    1,836              -
                                                                          ---------      ---------
    Total current assets                                                    166,734        155,723
Property, plant and equipment, net                                           82,404         63,955
Purchase price in excess of net assets acquired, net                          6,790          7,032
Other assets, net                                                            10,072            544
                                                                          ---------      ---------
    Total                                                                 $ 266,000      $ 227,254
                                                                          =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving loan facilities and notes payable                             $  18,900      $   6,636
  Accounts payable                                                           14,234          9,689
  Accrued expenses                                                           12,777         11,049
  Accrued compensation                                                        3,390          4,228
  Accrued advertising                                                         3,576          3,273
  Income taxes payable                                                            -            930
                                                                          ---------      ---------
    Total current liabilities                                                52,877         35,805
Long-term debt                                                              165,000              -
Deferred income taxes                                                        20,083         17,706
Pension liability                                                             3,136          3,288
Other long-term liabilities                                                       -            207
Commitments and contingencies (Notes 9 and 14)
Stockholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
   authorized in 1997; (25,000 designated as cumulative, redeemable preferred stock, 18,000 shares issued and outstanding in 1997,
   (liquidation value of $18,000, and includes accrued
   and unpaid dividends of $1,530)                                           19,530              -
Common stock, $.01 par value, 20,000,000 shares
  authorized, 3,784,018 and 8,695,231 shares issued and
  outstanding in 1997 and 1996, respectively                                     38             87
Additional paid-in capital                                                        -         12,480
Retained earnings                                                             4,567        157,117
Cumulative translation adjustment                                               769            567
Less: Treasury stock; 218 shares, at cost in 1996                                 -             (3)
                                                                          ---------      ---------
  Total stockholders' equity                                                 24,904        170,248
                                                                          ---------      ---------
  Total                                                                   $ 266,000      $ 227,254
                                                                          =========      =========

                 See notes to consolidated financial statements

                 SYRATECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share data)

                                                                           For the Years Ended December 31,
                                                                       ---------------------------------------
                                                                          1997           1996           1995
                                                                       ---------      ---------      ---------
Net sales                                                              $ 290,862      $ 270,931      $ 169,520
Cost of sales                                                            213,366        194,113        119,836
                                                                       ---------      ---------      ---------
  Gross profit                                                            77,496         76,818         49,684
Selling, general and administrative expenses                              72,740         57,664         34,239
Other operating income                                                     2,366          3,948              -
                                                                       ---------      ---------      ---------
  Income from operations                                                   7,122         23,102         15,445
Interest expense                                                         (16,027)        (3,150)          (287)
Interest income                                                              257            771          4,881
Other income                                                               2,184         11,900              -
                                                                       ---------      ---------      ---------
  Income (loss) before provision (benefit) for income
    taxes                                                                 (6,464)        32,623         20,039
Provision (benefit) for income taxes                                      (1,868)        12,234          6,863
                                                                       ---------      ---------      ---------
  Income (loss) from continuing operations                                (4,596)        20,389         13,176
Discontinued operations:
  Income from discontinued operations, net of income
    taxes of  $1,645                                                           -              -          2,572
  Gain on sale of Syroco, Inc, net of income taxes
    of $16,599                                                                 -              -         30,451
                                                                       ---------      ---------      ---------
    Net income (loss)                                                     (4,596)        20,389         46,199

Preferred stock dividends accrued                                          1,530              -              -
                                                                       ---------      ---------      ---------
    Net income (loss) applicable to common stockholders                 $ (6,126)      $ 20,389       $ 46,199
                                                                       =========      =========      =========

Basic earnings (loss) per share:
  Continuing operations                                                   ($1.17)         $2.34          $1.13
  Discontinued operations                                                      -              -           2.82
                                                                       ---------      ---------      ---------
    Net income (loss) per common share                                    ($1.17)         $2.34          $3.95
                                                                       =========      =========      =========
    Weighted-average number of shares outstanding                          5,216          8,695         11,707
                                                                       =========      =========      =========
Diluted earnings (loss) per share:
  Continuing operations                                                   ($1.17)         $2.32          $1.12
  Discontinued operations                                                      -              -           2.79
                                                                       ---------      ---------      ---------
    Net income (loss) per common share                                    ($1.17)         $2.32          $3.91
                                                                       =========      =========      =========
    Shares:
      Weighted-average number of shares outstanding                        5,216          8,695         11,707
      Effect of dilutive stock options                                         -            104             96
                                                                       ---------      ---------      ---------
      Adjusted weighted-average number of shares outstanding               5,216          8,799         11,803
                                                                       =========      =========      =========


       See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                     (in thousands, except for share data)


                                                   Cumulative Redeemable
                                Common Stock          Preferred Stock      Additional              Cumulative
                            --------------------   ---------------------    Paid-In    Retained   Translation  Treasury
                               Shares     Amount    Shares       Amount     Capital    Earnings    Adjustment    Stock     Total
                            ------------  ------   ---------    --------    --------   --------    -----------  -------    -----

Balance, January 1, 1995       11,687,632   $ 116            -       $   -   $ 61,373    $ 90,529         $ 85     $ (3)  $ 152,100
Exercise of stock options          44,150       1                                 326                                           327
Compensation related to
     stock options                                                                102                                           102
Tax effect of stock options                                                       (78)                                          (78)
Purchase of common stock                                                                                                          -
     for retirement            (3,064,751)    (30)                            (52,024)                                      (52,054)

Net income                                                                                 46,199                            46,199
                               ----------    ----      --------    --------   --------   --------        -----     ----    --------
Balance, December 31, 1995      8,667,031      87            -           -      9,699     136,728           85       (3)    146,596
Exercise of stock options          28,200                                         202                                           202
Compensation related to
     stock options                                                                 78                                            78
Tax effect of stock options                                                       250                                           250
Transfer of shares                                                              2,338                                         2,338
Rights redemption                                                                 (87)                                          (87)
Translation adjustment                                                                                     482                  482
Net income                                                                                 20,389                            20,389
                               ----------    ----      --------    --------   --------   --------        -----     ----    --------
Balance, December 31, 1996      8,695,231      87            -           -     12,480     157,117          567       (3)    170,248
Exercise of stock options           8,000                                          91                                            91
Compensation related to
     stock options                                                                209                                           209
Issuance of preferred stock                             18,000      18,000                                                   18,000
Sale and purchase of common
     stock for retirement
     (including related
     costs of $11,555)         (4,919,213)    (49)                            (12,780)   (146,424)                    3    (159,250)
Accrued preferred stock
     dividend                                                        1,530                 (1,530)                                -
Translation adjustment                                                                                     202                  202
Net loss                                                                                   (4,596)                           (4,596)
                               ----------    ----      --------    --------   --------   --------        -----     ----    --------
Balance, December 31, 1997      3,784,018    $ 38       18,000    $ 19,530        $ -     $ 4,567        $ 769      $ -    $ 24,904
                               ==========    ====      ========    ========   ========    ========        =====     ====    ========




                See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            For the Years Ended December 31,
                                                                                           -----------------------------------
                                                                                             1997          1996         1995
                                                                                           --------     --------      --------
Cash flows from operating activities:
  Net income (loss)                                                                         ($4,596)     $20,389       $46,199
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                             6,199        4,767         3,253
    Deferred income taxes                                                                       (20)      (2,756)       (2,229)
    Acquisition of Farberware assets                                                              -       (9,500)            -
    Disposal of Farberware assets                                                                 -       13,600             -
    Farberware electrics license                                                                  -          500             -
    Transfer of shares                                                                            -        3,655             -
    Pension liability                                                                          (152)       1,564         1,155
    Compensation related to stock options                                                       209           78           102
    Other long-term liability                                                                  (207)           -             -
    Gain (loss) on disposal of assets and other                                                  50          (17)            3
    Increase (decrease) in assets and liabilities, net of effect of businesses acquired:
      Marketable securities                                                                       -       30,561       (30,561)
      Accounts receivable                                                                    (3,873)     (18,356)       (3,649)
      Inventories                                                                            (4,940)     (17,106)         (817)
      Prepaid expenses and other                                                                726         (471)       (1,446)
      Other assets                                                                          (10,800)           -             -
      Accounts payable and accrued expenses                                                   5,736       (2,870)          595
      Income taxes payable                                                                     (930)      (2,095)       (2,306)
      Discontinued operations                                                                     -        1,834       (49,915)
                                                                                           --------     --------      --------
Net cash provided by (used in) operating activities                                         (12,598)      23,777       (39,616)
                                                                                           --------     --------      --------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                                (24,461)     (15,125)       (2,679)
  Net proceeds from sale of Syroco, Inc                                                           -            -       133,931
  Proceeds from disposal of assets                                                               23           66             -
  Insurance claim proceeds                                                                        -       23,771             -
  Acquisitions of businesses, net of cash acquired                                                -      (48,540)            -
  Other                                                                                         101         (186)           61
                                                                                           --------     --------      --------
Net cash provided by (used in) investing activities                                         (24,337)     (40,014)      131,313
                                                                                           --------     --------      --------
Cash flows from financing activities:
  Change in revolving loan facilities and notes payable                                      12,264      (59,075)      (14,504)
  Proceeds from borrowings                                                                  165,000            -             -
  Repayment of borrowings                                                                         -         (300)         (875)
  Proceeds from sale of preferred stock                                                      18,000            -             -
  Proceeds from sale of common stock                                                         75,993            -             -
  Purchase of common stock for retirement (including related costs of $11,555)             (235,243)           -             -
  Tax effect on stock options                                                                     -          250           (78)
  Exercise of stock options                                                                      91          202           327
  Deferred financing costs and other                                                            (19)         (24)           60
                                                                                           --------     --------      --------
Net cash provided by (used in) financing activities                                          36,086      (58,947)      (15,070)
                                                                                           --------     --------      --------
  Effect of exchange rate changes on cash and equivalents                                       225          296             -
                                                                                           --------     --------      --------
Net increase (decrease) in cash and equivalents                                                (624)     (74,888)       76,627
Cash and equivalents, beginning of year                                                       3,605       78,493         1,866
                                                                                           --------     --------      --------
Cash and equivalents, end of year                                                            $2,981       $3,605       $78,493
                                                                                           ========     ========      ========

                   See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (in thousands of dollars except share and per share data)


1.  Business and Summary of Significant Accounting Policies

  Business

     Syratech Corporation designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products, including: sterling silver, silver-plated and stainless steel flatware, sterling silver, silver-plated and brass hollowware, picture frames and photo albums, glassware, woodenware and ceramics, fine porcelain boxes, figurines, waterglobes and Christmas ornaments, trim, lighting and tree skirts.

  Summary of Significant Accounting Policies

     Basis of Consolidation

     The consolidated financial statements include the accounts of Syratech Corporation and its subsidiaries (the "Company"), Syratech Holding Corporation and its subsidiaries, Syratech Security Corporation, Wallace International Silversmiths, Inc. and its subsidiaries ("Wallace"), Leonard Florence Associates, Inc. ("LFA"), Towle Manufacturing Company and its subsidiaries ("Towle"), Rauch Industries, Inc. and its subsidiaries ("Rauch"), Silvestri Inc. and subsidiaries ("Silvestri"), and Syratech (H.K.) Ltd. and its subsidiaries ("Syratech H.K."). All significant intercompany balances and transactions have been eliminated.

     Recapitalization

       The Company has accounted for the merger between THL I and the Company, and the related purchase of common stock for retirement, as a recapitalization (see Note 2).

    Earnings Per Share

   Effective in the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which supersedes Accounting Principles Board Opinion No. 15. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. All prior periods have been restated to reflect the adoption of Statement 128.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

Revenue Recognition

     Revenue is recognized when products are shipped. The Company provides allowances for estimated doubtful accounts and sales returns based on historical experience and evaluation of specific accounts. Such allowances, excluding amounts related to Farberware Inc. (see Note 3), were comprised of the following:

                                              December 31,
                                        -----------------------
                                         1997             1996
                                        ------           ------
Sales returns and allowances            $5,977           $3,501
Doubtful accounts                        1,231            1,861
                                        ------           ------
                                        $7,208           $5,362
                                        ======           ======


    Customers

     Substantially all customers are retailers. No base of customers in one geographic area constitutes a significant portion of sales. No single customer represented 10% or greater of consolidated net sales in 1997, 1996 or 1995.

    Inventories

     Inventories are stated at the lower of cost or market. Two subsidiaries determine cost on the last-in, first-out ("LIFO") method for silver and certain non-silver inventories. For all other inventories, cost is determined on the first-in, first-out ("FIFO") method.

    Properties Held for Sale

     Properties held for sale consist of 2.9 acres of land in Revere, Massachusetts (with a cost of $1,151) and two buildings in Sheffield, England (with a cost of $685). On January 28, 1998, the Company entered into a contract to sell the 2.9 acres of land for $1.9 million. Pursuant to the agreement, on January 28, 1998, the Company entered into an escrow agreement with the buyer. A deposit of $200 was paid to the Company by the buyer and will be held in escrow until the closing, which is scheduled to occur on November 28, 1998. At December 31, 1997, the properties held for sale are separately presented in the accompanying consolidated balance sheet and are stated at cost which is lower than the estimated net realizable values of such properties.


    Property, Plant and Equipment

     Purchased property, plant and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease term. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets and over the terms, if shorter, of the related leases, as follows:

                                                        Years
                                                       -------
                  Buildings and improvements           4 to 39
                  Tools and dies                       3 to 50
                  Machinery and equipment              3 to 10
                  Other                                3 to 10

In 1997, the Company changed the estimated useful lives of certain tools and dies from ten to fifty years. The change in useful lives did not have a material impact on the net loss of the Company for the year ended December 31, 1997.

                      SYRATECH CORPORATION AND SUBSIDIARIES

    Purchase Price in Excess of Net Assets Acquired

     Purchase price in excess of net assets acquired is amortized using the straight-line method over 30 years (see Note 3). The Company evaluates the carrying value of goodwill based upon current and anticipated net income and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value.

    Other Assets

     Other assets consist principally of deposits, deferred fees, deferred financing costs and deferred long-term rent. Deferred financing costs are being amortized using the interest method over the terms of the related loans. Accumulated amortization aggregated approximately $1,008 and $125 at December 31, 1997 and 1996, respectively.

    Advertising Costs

     Advertising costs are charged to operations when incurred. These costs are recorded in selling, general and administrative expenses and totaled $4,156, $3,690 and $3,064 in the years ended December 31, 1997, 1996 and 1995, respectively.

    Financial Instruments

     The carrying values of cash and equivalents, accounts receivable, accounts payable and borrowings under revolving credit facilities approximate fair value due to the short-term nature of these instruments. The fair value of the Notes (Note 2) was estimated to be $151,800 as of December 31, 1997, based upon recent private market trades.

    Income Taxes

     The Company and its domestic subsidiaries (except for Wallace's Puerto Rican subsidiaries) file a consolidated federal income tax return. The Puerto Rican subsidiaries file separate returns in accordance with Section 936 of the Internal Revenue Code. Deferred income taxes are provided for certain income and expense items, which are accounted for differently for financial reporting and income tax purposes.

    Foreign Currency Translation

     Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and income and expense items are translated at the average rates of exchange prevailing during each year. The effects of foreign currency fluctuations on the foreign subsidiaries' assets and liabilities have been reflected as a separate component of stockholders' equity. Transaction gains and losses have been insignificant.

    Recent Accounting Pronouncements


   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 130" and "SFAS 131", respectively). The Company will be required to adopt the provisions of these statements in fiscal 1998. SFAS 130 provides standards for reporting items considered to be "comprehensive income" and uses the term "other comprehensive income" to refer to revenues, expenses, gains and losses that are included in comprehensive income under generally accepted accounting principles but excluded from net income. Currently the only items presented in the Company's consolidated financial statements that would be considered other comprehensive income as defined in SFAS 130 are cumulative translation adjustments, which are recorded as components of stockholders' equity. SFAS 131 establishes new standards for reporting information about operating

                      SYRATECH CORPORATION AND SUBSIDIARIES
segments. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of statement of operations and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments it will report on. The Company believes that the provisions of SFAS 130 will not, when adopted, have a material impact on the Company's consolidated financial statements.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 standardizes the disclosure requirement for pensions and other postretirement benefits to the extent practicable. It does not change the measurement or recognition of those plans. The Company will be required to adopt the provisions of this statement in 1998. The adoption of these provisions will not have a material impact upon the Company's consolidated financial statements.


   Reclassification

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.


  Cash Flow Information

     Supplemental cash flow information is as follows:


                                                                                      Year Ended December 31,
                                                                              --------------------------------------
                                                                                1997           1996            1995
                                                                              -------         -------        -------
Cash paid during the year for:
  Interest                                                                    $11,716         $ 2,383        $   268
                                                                              =======         =======        =======
  Income taxes                                                                $ 2,654         $16,791        $30,593
                                                                              =======         =======        =======

Supplemental schedule of non-cash investing and financing activities:
     Purchase of common stock for retirement, financed by issuance
          of promissory notes and assumption of bank debt                     $     -         $     -        $51,735
                                                                              =======         =======        =======
     Rights redemption obligation                                             $     -         $    87        $     -
                                                                              =======         =======        =======
     Share transfer by principal stockholder                                  $     -         $ 2,338        $     -
                                                                              =======         =======        =======


2. Merger and Recapitalization

   On April 16, 1997, THL Transaction I Corp. ("THL I"), a Delaware corporation, controlled by affiliates of Thomas H. Lee Company ("THL"), was merged with and into the Company (the "Merger") pursuant to the Restated Agreement and Plan of Merger, dated as of November 27, 1996, effective as of October 23, 1996, as amended on February 14, 1997, between THL I and the Company.

   Pursuant to the Merger, each share of the Company's Common Stock, par value $0.01 per share ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (April 16, 1997) (other than
(i) shares of Common Stock held by the Company or any wholly-owned subsidiary thereof, and (ii) 35,232 shares of Common Stock that were contributed to the Company by Leonard Florence (former principal shareholder) upon the Merger and which were then canceled and retired) was entitled to receive at the election of the holder thereof and as stated below, either (a) $32.00 in cash (except that Leonard Florence received $28.00 in cash) or (b) one fully paid and non-assessable share of the Company's Common Stock. Common Stock retained was limited in the case of each stockholder (other than Management Stockholders) to 34.75% of such stockholder's shares of Common Stock. Also, because no more than an aggregate of 868,250 shares of the Company's Common Stock could be retained by stockholders (other than Management Stockholders), the right to retain the Company's Common Stock was to be subject to proration. In addition, each Company Stock Option granted under the 1986 and 1993 Stock Plans that was outstanding immediately prior to the Effective Time, vested and was canceled in exchange for the excess in cash of $32.00 over the exercise price per share of the Company's Common Stock. The aggregate amount paid to optionees of $3,685 and $188 related to the vesting of the options

                      SYRATECH CORPORATION AND SUBSIDIARIES
was charged to compensation expense.

   Upon the Merger, THL acquired, directly from the Company, an aggregate of 18,000 shares which represented 100% of the Company's 12% Cumulative Redeemable Preferred Stock and 2,374,793 shares which represented 62.8% of the Company's Common Stock, in exchange for corresponding stock interests in THL I, for which THL had paid an aggregate of $93,993 in cash. Accordingly, THL acquired control of the Company.

   At the Effective Time, the Company entered into debt financing arrangements consisting of $165,000 principal amount of 11% Senior Notes (the "Notes") and a Senior Revolving Credit Facility of $130,000 (the "Revolving Credit Facility"). The amount invested by THL in THL I, the purchase price for the Cumulative Redeemable Preferred Stock, plus proceeds of the Notes and a portion of the proceeds available pursuant to the Revolving Credit Facility, were used to finance the acquisition of the shares of the Company's outstanding Common Stock that were not retained by the Company's then existing stockholders, and to refinance the Company's outstanding indebtedness. The Revolving Credit Facility is also intended to provide for the Company's working capital requirements at the time of and following the Merger.

   The transaction was accounted for as a recapitalization.

   At the Effective Time of the Merger, the employment agreement with the Chairman of the Board and Chief Executive Officer was amended which (i) changed his term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provided for a minimum base salary of $1,150 per annum,
(iii) established $1,150 as the minimum amount upon which the Chairman's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed, and (iv) created contractual rights with respect to certain perquisites that he was accorded informally under present arrangements with the Company. The employment agreement with the Vice President of Purchasing was also amended to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

                      SYRATECH CORPORATION AND SUBSIDIARIES

3.  Acquisitions

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

     The purchase price in excess of net assets acquired of $7,224 is being amortized on the straight-line basis over 30 years. Rauch is a leading domestic manufacturer and marketer of Christmas and other seasonal products, in particular glass and satin tree ornaments. During 1996, the Company received $23,771 in connection with an insurance claim relating to a 1994 fire at a Rauch facility.

The allocation of purchase price is as follows:

        Cash paid to Rauch shareholders                              $ 48,042
        Acquisition costs incurred                                      1,584
                                                                     --------
        Total purchase price                                         $ 49,626
                                                                     ========
        Allocated to:
          Cash                                                       $  2,084
          Accounts receivable                                           8,461
          Insurance receivable                                         23,771
          Inventories                                                  19,206
          Deferred income taxes                                         2,518
          Prepaid expenses and other                                      983
          Property, plant and equipment, net                           23,081
          Other assets                                                     89
          Purchase price in excess of net assets required               7,224
          Current liabilities                                         (22,303)
          Deferred income taxes                                       (15,488)
                                                                     --------
          Total                                                      $ 49,626
                                                                     ========

                      SYRATECH CORPORATION AND SUBSIDIARIES

The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1996.

                                                                      1996
                                                                    --------
    Net sales                                                       $271,450
                                                                    ========
    Income from continuing operations                               $ 19,657
                                                                    ========
    Net income                                                      $ 19,657
                                                                    ========
    Basic earnings per share:
      Continuing operations                                         $   2.26
                                                                    ========
      Net income per common share                                   $   2.26
                                                                    ========
      Weighted-average number of shares outstanding                    8,695
                                                                    ========
    Diluted earnings per share:
      Continuing operations                                            $2.23
                                                                    ========
      Net income per common share                                      $2.23
                                                                    ========
      Weighted-average number of shares outstanding                    8,695
      Effect of dilutive stock options                                   104
                                                                    --------
      Adjusted weighted-average number of shares outstanding           8,799
                                                                    ========

     On May 8, 1996, the Company, through one of its subsidiaries, acquired all of the outstanding common stock of C.J. Vander Ltd., a manufacturer of sterling silver and silver-plated flatware and hollowware in Sheffield and London, England. The purchase price was immaterial to the Company's consolidated financial statements. The acquisition was accounted for under the purchase method of accounting, and the results of operations of C.J. Vander have been included with the results of the Company from May 8, 1996. The results of operations for 1996 would not have differed significantly had this acquisition taken place on January 1, 1996.

  Acquisition of Assets

  Farberware

     On April 2, 1996, the Company, through its indirect wholly-owned subsidiary, Far-B Acquisition Corp. ("Far-B"), together with Lifetime Hoan Corporation ("Lifetime") acquired certain assets from Farberware Inc., a subsidiary of U.S. Industries, Inc. The Company and Lifetime are not affiliates. Farberware Inc. was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by Far-B and Lifetime was $45,771, of which Far-B paid approximately $32,611. The assets acquired by the Company included certain of the inventory, the tradename "Farberware" and the intellectual property (including the intellectual property that relates to cookware and bakeware and electric products other than major kitchen appliances) and certain tools and dies and machinery and equipment. Effective April 2, 1996, the Company, through Far-B, entered into a manufacturing services agreement with Farberware Inc. for transitional manufacturing services for certain finished goods previously produced by Farberware Inc. The Company entered into the manufacturing service agreement in part to provide continuity of product during a transition period in order to protect the strength of the Farberware name in the marketplace. The manufacturing service agreement has terminated in 1996 and during 1997, the Company sold or disposed of all acquired inventory and no longer manufactures or sells Farberware cookware and bakeware products or noncommercial electric products. Accordingly, net sales for the year ended December 31, 1997 and 1996 exclude revenue from the sales of Farberware inventory, and $2.6 million and $3.9 million, respectively, related to these sales and to licensing income, net of certain selling, general and administrative expenses, has been recorded as other operating income.

    The Company acquired Farberware in order to expand Farberware's licensing activities to use the Farberware name on certain of the Company's existing and new products.

     In a separate transaction, the Company and Far-B entered into an agreement with Lifetime, which provided for the allocation between them of the assets acquired from Farberware Inc., the granting of a long-term license to Lifetime for use of the Farberware name in connection with an extensive list of products, the granting to Lifetime of long-term exclusive rights to operate Farberware

                      SYRATECH CORPORATION AND SUBSIDIARIES
outlet stores, the reservation of certain exclusive rights to Far-B (including exclusive rights to use of the Farberware name for corporate purposes and for the marketing of cookware and bakeware products as well as electric products) and administration of certain licensing rights.

     On June 27, 1996, the Company's Farberware Inc. subsidiary (formerly Far-B) ("Farberware") entered into a license agreement with Meyer Marketing Co. Ltd. ("Meyer") pursuant to which Meyer was granted for a term of 200 years (i) an exclusive worldwide license to use and exploit the Farberware name and certain related intellectual property rights in connection with the sourcing, manufacture and distribution of cookware and bakeware products for home use and commercial, industrial and institutional size pots, pans and roasters, and (ii) non-exclusive (shared) rights to use certain Farberware technology and other intellectual property. For such grant, Meyer made a one-time payment to the Company of $25,500, which resulted in recognition by the Company of $11,900 of non-recurring income. Under the terms of the licensing agreement, the Company has no further obligation with respect to the amount paid by Meyer. As such, the entire proceeds received were recognized as revenue in the second quarter of 1996. On July 12, 1996, Farberware granted to a major retail chain the exclusive license to use and exploit the Farberware name and related intellectual property in connection with the sourcing, manufacture, marketing and sale of certain electric products for quarterly royalty payments. On October 25, 1996 Farberware granted to FCI Corp. a license to use and exploit the Farberware name in connection with the sourcing, manufacturing, marketing and sale of certain commercial products (defined as six specified commercial urns and one specified commercial convection oven plus cookware, bakeware and electric products developed by the Licensee solely and exclusively for commercial, industrial or institutional use with the prior written approval of Farberware) for the payment of quarterly royalties.

     Pursuant to an agreement made with Lifetime contemporaneously with the agreement for acquisition of assets of Farberware Inc., the Company and Lifetime agreed to share the rights to receive, and the obligation to pay certain commissions in respect of, royalties under specified license agreements assigned to the Company by the prior owner of the Farberware tradename. Subject to certain intellectual property rights that the Company has reserved exclusively for itself, the Company and Lifetime expect to continue to grant licenses to third parties for use of the Farberware tradename. The Company also markets specific products from time to time under the Farberware tradename. The agreement with Lifetime provides that for a period of sixty days following a change of control of either the Company or Lifetime, the other co-owner of the joint venture will have the right to require the co-owner that has experienced the change in control to set a price for a one-half interest in the venture, and thereupon the other co-owner (i.e., the one that has not experienced a change of control) can elect either to buy its co-owner's interest at the price so set or to sell its own interest at such price to the co-owner that set it.

     Subsequent to the acquisition of the assets from Farberware Inc., legal disputes arose amongst the parties over alleged breaches of agreements. On February 3, 1997, the Company, Farberware, and Lifetime reached an agreement (the "Settlement Agreement") with Bruckner Manufacturing Corp. ("BMC") and U.S. Industries Inc. ("USI") to settle all previous outstanding legal disputes arising out of the Farberware Asset Purchase Agreement ("APA") and the Manufacturing Services Agreement ("MSA"). Under the terms of the Settlement Agreement, the Company received certain finished goods inventory at no cost, and paid for certain finished goods inventories purchased under the MSA. The Company also received a waiver of certain restrictions in the APA on disposing of tools, machinery, and equipment formerly used by BMC in the manufacture of Farberware products. The Company sold the majority of the tools, machinery and equipment in 1997 and retained the remainder for use in its existing businesses. The sale of the tools, machinery and equipment resulted in net proceeds to the Company of $2,184, which has been recorded as other non-operating income in 1997.

Silvestri

     On April 16, 1996, the Company purchased finished goods inventory and intangible assets of the Silvestri division of FFSC, Inc. ("Silvestri") for approximately $8,600. Silvestri products include Christmas ornaments, collectibles, lighting and trim as well as other seasonal and nonseasonal giftware and decorative accessories.

     During January of 1998, in connection with management's plan to reduce costs and improve operating efficiencies by integrating its recent acquisition, the Company announced plans to close certain Silvestri administrative and distribution operations and move them to its corporate headquarters.

                      SYRATECH CORPORATION AND SUBSIDIARIES

Potpourri Press

     On November 26, 1996, a wholly-owned subsidiary of the Company acquired inventory, tangible property, intellectual property rights, certain records and certain contract rights of Potpourri Press, Inc., a North Carolina-based manufacturer and marketer of Christmas products, for a purchase price of approximately $2,300 plus a $240 promissory note (Note 7).

4.  Discontinued Operations

     On April 11, 1995, pursuant to an agreement entered into on March 28, 1995, the Company, through its subsidiary, Syratech Holding Corporation, sold Syroco, Inc. ("Syroco"). The net proceeds received after costs of the sale and income taxes were $133,931. On September 25, 1995, the Company reached a final settlement regarding the sale of Syroco. Under the terms of the settlement, the Company reacquired certain assets and reassumed certain liabilities of Syroco which have been recorded at their estimated net fair value of $1,834 at December 31, 1995. The sale resulted in the discontinuation of the Company's casual furniture and accessories business and resulted in an after-tax gain on disposal of $30,451 which was recognized in the second quarter of 1995. The operating results (unaudited) of the discontinued segment for the three months ended March 31, 1995 includes net sales of $33,626, income before provision for income taxes of $4,217, provision for income taxes of $1,645, resulting in income from discontinued operations of $2,572.

     The results of operations and cash flows for the discontinued segment are included in discontinued operations in the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 1995. The operating results of the discontinued segment exclude previously allocated corporate expenses. Substantially all of these assets have been sold or disposed of with no effect on the previously recognized gain on disposal.

5.  Inventories
                                                          December 31,
                                                   -------------------------
                                                     1997              1996
                                                   -------           -------
    Inventories were comprised of the following:
    Raw materials                                  $10,169           $ 9,020
    Work-in-process                                  4,917             5,980
    Finished goods                                  69,209            64,355
                                                   -------           -------
              Total                                $84,295           $79,355
                                                   =======           =======

     Inventories would have been approximately $1,784 and $3,430 higher at December 31, 1997 and 1996, respectively if the FIFO method had been used for all inventories. Increases in LIFO inventory quantities had the effect of decreasing consolidated net loss by $74 in 1997 and decreasing income by $59 in 1996. There were no decreases in LIFO inventory quantities in 1995.

                      SYRATECH CORPORATION AND SUBSIDIARIES

6.  Property, Plant and Equipment

     Property, plant and equipment was comprised of the following:

                                                        December 31,
                                              ----------------------------
                                                 1997                1996
                                              ---------           --------

    Land and improvements                     $  10,345           $  8,305
    Buildings and improvements                   43,092             41,838
    Tools and dies                               16,501             14,635
    Machinery and equipment                      30,911             25,388
    Other                                         1,984              1,619
    Construction in progress                     16,950              4,923
                                               --------           --------
         Total                                  119,783             96,708
    Less accumulated depreciation               (37,379)           (32,753)
                                               --------           --------
      Net                                      $ 82,404           $ 63,955
                                               ========           ========


     Capitalized interest is not material to the Company's consolidated financial statements in any year presented.

     The Company has commitments under contracts for the construction of a warehouse and distribution facility in Mira Loma, California. Portions of such contracts not completed at December 31, 1997 are not reflected in the consolidated financial statements. These unrecorded commitments were approximately $3,947 at December 31, 1997.

7.  Revolving Loan Facilities and Notes Payable

  1997 Revolving Loan Facilities and Notes Payable

    On the effective date of the Merger, the Company entered into a Senior Revolving Credit Facility (the "Revolving Credit Facility") and terminated its $60,000 Amended and Restated Loan and Security Agreement (the "Loan Agreement"). The Revolving Credit Facility, as amended on July 31, 1997 and December 31, 1997, provides for $130,000 of borrowings, including a $30,000 sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, Eurodollar Rate plus 225 basis points (7.97% using the 30 day Eurodollar rate at December 31, 1997) or the Prime Rate plus 50 basis points ( 9% at December 31, 1997). The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 1997 was 8.81%. At December 31, 1997, $6,000,000 of the outstanding borrowings were at the Eurodollar rate and the balance of the outstanding borrowings were at the Prime Rate. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, the Company is required during February and March of each year to maintain excess availability of at least $45,000 except February and March 1998 when minimum availability must be $30,000. The obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company (the "Issuer/Guarantor Parent") and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock (the "Guarantor Subsidiaries") (Note 17). The Revolving Credit Facility contains customary covenants of the Company and the subsidiary borrowers, including but not limited to minimum earnings before income taxes, depreciation, amortization, and certain adjustments ("EBITDA"), as defined, funded debt to EBITDA and fixed charge coverage ratios, as defined in the Revolving Credit Facility, and minimum consolidated net worth on or after December 31, 1997 to be at least $1.00 (not in thousands). The Company is in compliance with the covenants, as amended, as of December 31, 1997 and for the year then ended. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $61,837 at December 31, 1997.

   Furthermore, in connection with the Merger, the Company entered into debt financing of $165,000 of 11% Senior Notes (the "Notes") The Notes, due April 15, 2007, require interest payments to be made semi-annually on April 15 and October
15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future

                      SYRATECH CORPORATION AND SUBSIDIARIES
unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries ("Guarantor Subsidiaries") but not of its foreign subsidiaries ("Non-Guarantor Subsidiaries"). Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Notes are redeemable, in whole or in part, at the Company's option after April 15, 2002.

   The Company's ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Notes. The Notes also include financial covenants which are less restrictive than the covenants contained in the Revolving Credit Facility. A default under the Notes will trigger a default under the Revolving Credit Facility.

1996 Revolving Loan Facilities

     The 1996 Revolving Loan Facility was repaid in its entirety upon completion of the Merger. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 1996 was 7.29%. At December 31, 1996, there was $5,878 outstanding under the facility and credit availability (net of letters of credit outstanding) was $83,770.

Other Debt Facilities

   On the effective date of the Merger, the Company paid the outstanding borrowings of $252 under one of Wallace's Puerto Rican subsidiaries' $10,000 Amended and Restated Line of Credit Agreement (the "Credit Facility"). On May 1, 1997, the Company entered into a $1,000 facility (the "Facility"), expiring on May 31, 1998, with the same lender. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points (7.47% using the 30-day Eurodollar rate at December 31, 1997) or the bank's Prime Rate less 25 basis points. (8.25% at December 31, 1997). Availability under the Facility was $49 at December 31, 1997. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 1997 was 7.80%. Borrowings under the 1997 and 1996 facilities were uncollateralized; however, the pledge of assets owned by one of the subsidiaries as collateral for other loans was prohibited. Borrowings under the Credit Facility were guaranteed by the Company and cross-guaranteed by certain other subsidiaries.

   The weighted average interest rate on borrowings outstanding under this Facility for the year ended December 31, 1996 was 8.08%. At December 31, 1996, $558 was outstanding under the Facility and the credit availability was $9,442.

     At December 31, 1996, the Company had a note payable of $200 related to the purchase of Potpourri (Note 3).

8.  Income Taxes

     The provisions (benefit) for income taxes are as follows:

                                             Year Ended December 31,
                                       -------------------------------------
                                         1997           1996          1995
                                       -------        -------        -------
Current:
   Federal                             $(3,121)       $11,379        $ 6,518
   State                                   448          3,542          1,674
   Foreign                                 825          1,307            937
                                       -------        -------        -------
                                        (1,848)        16,228          9,129
                                       -------        -------        -------
Deferred
   Federal                                  (4)        (3,344)        (1,805)
   State                                   (16)          (900)          (383)
   Foreign                                   -              -              -
                                       -------        -------        -------
                                           (20)        (4,244)        (2,188)
                                       -------        -------        -------
Tax effect of stock options:
   Federal                                   -            193            (60)
   State                                     -             57            (18)
                                       -------        -------        -------
                                             -            250            (78)
                                       -------        -------        -------
       Total                           $(1,868)       $12,234        $ 6,863
                                       =======        =======        =======

                      SYRATECH CORPORATION AND SUBSIDIARIES

     The reconciliation between the Company's effective income tax rate and the U.S. federal statutory rate are as follows:


                                                      Year Ended December 31,
                                                    ---------------------------
                                                     1997       1996      1995
                                                    ------     ------    ------

Federal statutory rate                              (35.0%)     35.0%     35.0%
State taxes, net of federal income tax benefit        1.2        4.9       2.5
Foreign income taxes (including Puerto Rico)          2.0       (4.5)     (3.6)
Other                                                 2.9        2.1       0.4
                                                    -----       ----      ----
   Effective income tax rate                        (28.9%)     37.5%     34.3%
                                                    =====       ====      ====

     The components of income before provision (benefit) for income taxes were comprised of the following:

                                             Year Ended December 31,
                                     -----------------------------------
                                         1997          1996       1995
                                     ---------      --------    --------
Domestic                             $ (10,226)     $ 25,457    $ 14,480
Foreign                                  3,762         7,166       5,559
                                     ---------      --------    --------
       Total                         $  (6,464)     $ 32,623    $ 20,039
                                     =========      ========    ========

     Provisions have been made for taxes on the undistributed earnings of Syratech H.K. and Wallace's Puerto Rican subsidiaries, which are ultimately expected to be remitted to the parent company. The Company has permanently invested a portion of the undistributed earnings of its Puerto Rican and Syratech H.K. subsidiaries. It is not practical to estimate the amount of unrecognized deferred tax liability attributable to these undistributed foreign earnings.

     Wallace's Puerto Rican subsidiaries operate under grants from the Commonwealth of Puerto Rico exempting 90% of their income from taxation until December 2003. Had the Company not been eligible for the tax exemption, the net loss in 1997 would have increased by approximately $1,685 and net income in 1996 and 1995 would have been reduced by approximately $1,211 and $1,198, respectively.

      The tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                                             December 31,
                                                            -------------
                                                       1997            1996
                                                    --------        ---------

   Current deferred tax assets:
         Accounts receivable                        $  3,078        $  4,475
         Inventory                                     2,330           2,336
         Reserves and accruals                         1,596           2,266
         Foreign operating loss carryforwards          5,203             175
         Other                                            92             296
                                                    --------        --------
            Total                                     12,299           9,548
         Valuation allowance                            (962)           (608)

                                                    --------        --------
       Net current deferred tax asset               $ 11,337        $  8,940
                                                    ========        ========
    Non-current deferred tax asset (liability):
        Property, plant and equipment               $(17,252)       $(17,263)
        Deferred compensation                          1,402           1,876
        Foreign earnings to be remitted               (4,233)            206
        Other                                                         (2,525)

                                                    --------        --------
         Net non-current deferred tax liability     $(20,083)       $(17,706)
                                                    ========        ========

                      SYRATECH CORPORATION AND SUBSIDIARIES

     The valuation allowance relates primarily to the potential unusable portion of foreign tax loss carryforwards in 1997. At December 31, 1996 the valuation allowance related to the potential unusable portion of foreign tax loss carryforwards of $530 and contribution carryforwards of $1,066.

9.  Commitments and Contingencies

     The Company and its subsidiaries have various operating lease commitments for buildings and equipment. The lease agreements generally require the Company to pay insurance, real estate taxes, and maintenance and contain various renewal options. Future minimum rental payments for all noncancellable operating leases for each of the next five years and thereafter are as follows:

                  1998                       $3,393
                  1999                        3,121
                  2000                        2,551
                  2001                        1,602
                  2002                          899
                  Subsequent to 2002          1,779


     Rent expense for all operating leases was approximately $6,254, $5,209 and $1,821 in 1997, 1996 and 1995, respectively.

     Certain subsidiaries were contingently obligated for outstanding letters of credit, trade acceptances and similar instruments aggregating $8,199 at December 31, 1997 (Note 7). The assets of Syratech H.K. are pledged as collateral for certain of these contingent obligations.

10.  Employee Benefit Plans

    401(K) Savings Plans

     The Company has three 401(k) savings plans. The 401(k) savings plans cover substantially all employees of its domestic and Puerto Rican subsidiaries. The 401(k) plans are subject to certain minimum age and length of employment requirements. Under two of these plans, the Company matches 30% of participants' contributions up to 6% of compensation. Under the other plan, the Company matches 50% of the first five hundred twenty dollars contributed and 25% thereafter, of the participants' contributions up to 15% of compensation. The Company also has a savings plan, established in 1991, covering substantially all employees of the Company's Hong Kong subsidiary. Under the Hong Kong plan, the Company contributes up to 10% of the participants' compensation. The Company contributed an aggregate of $463, $597 and $256 to all of these Plans in 1997, 1996 and 1995.

   Officers Retirement Plan

     The Company has employment agreements with certain officers and employees for terms ranging from three to five years, which provide for minimum annual salaries aggregating $2,901 and certain other benefits.

     Agreements with five of the Company's officers provide for other retirement benefit payments. Two agreements provide that the benefit payments be based upon two percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives' retirement dates multiplied by the number of years of service. In addition, one of the agreements provides for a 100% survivor benefit for the executive's spouse. Two agreements provide for benefit payments based upon the greater of (i) $75,000 or (ii) one-half of one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives' retirement dates multiplied by the number of years of service. One agreement with an officer provides for benefit payments based upon the greater of (i) $75,000 or (ii) one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives' retirement dates multiplied by the number of years of service.

     Upon consummation of the Merger (Note 2), an employment agreement with an officer was amended so as to (i) change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide for a minimum base salary

                      SYRATECH CORPORATION AND SUBSIDIARIES
of $1,150 per annum, (iii) establish $1,150 as the minimum amount upon which the officer's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, an employment agreement with another officer was amended to change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term.

     Pension expense is determined using assumptions at the beginning of the year. Assumptions used in determining the actuarial present value of the projected benefit obligation include: a discount rate of 6.75%, 7.5% and 8.5% in 1997, 1996 and 1995, respectively, and a rate of future increases in benefit compensation of 3%. The effect of the changes in discount rates was not material to the consolidated financial statements.


    Net pension cost included the following components:

                                                    1997       1996     1995
                                                    ----     ------     ----
      Service cost for benefits earned              $279     $  317     $196
      Interest cost benefit obligation               195        199      123
      Amortization of prior service cost             (33)       620      476
      Amortization of loss                             4        191        -
                                                    ----     ------     ----
      Net periodic pension cost                     $445     $1,327     $795
                                                    ====     ======     ====

     The following table summarizes the amounts recognized in the consolidated balance sheets as of December 31, 1997 and 1996:

                                                             1997       1996
                                                            ------     ------
    Actuarial present value of obligations:
      Vested benefit obligation                             $3,261     $3,287
                                                            ======     ======
      Projected benefit obligation                          $3,529     $3,612
    Fair value of plan assets                                    -          -
                                                            ------     ------
    Projected benefit obligation in excess of plan assets    3,529      3,612
    Unrecognized prior service cost                            366       (610)
    Unrecognized gain/(loss)                                  (759)      (311)
    Additional minimum liability                                 -        597

                                                            ======     ======
         Net accrued pension liability                      $3,136     $3,288
                                                            ======     ======

Other

     The Company's C. J. Vander subsidiary also has an employee benefit plan. The Company's obligation under the plan is not material to the Company's consolidated financial position or results of operations.

11.  Stockholders' Equity

  Preferred Stock

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

   Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be

                      SYRATECH CORPORATION AND SUBSIDIARIES
added to the original purchase price of the Cumulative Redeemable Preferred Stock for the purpose of calculating succeeding years' dividends. At December 31, 1997, $1,530 has been accrued.

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

 Key Employee Stock Option Plans

  Pursuant to the Merger, each Common Stock option granted under the Company's 1986 Stock Option Plan ("1986 Plan"), the 1993 Key Employee Stock Option Plan ("1993 Plan") and the 1995 Key Employee Stock Option Plan ("1995 Plan"), that were outstanding immediately prior to the Effective Time, vested and were cancelled in exchange for the excess of $32.00 over the exercise price per share. The aggregate amount paid to optionees of $3,685 and $188 related to the vesting of the stock options was charged to compensation expense.



     A summary of stock option activity under all the Company's plans is as follows:


                                                                Weighted Average
                                                                 Exercise Price
                                                     Shares        Per Share
                                                    ---------   ---------------

      Outstanding at January 1, 1995                 300,750         $10.64
      Canceled                                       (90,900)        $12.91
      Granted                                         54,500         $16.87
      Exercised                                      (44,150)         $7.29
                                                    --------
      Outstanding at December 31, 1995               220,200         $11.92
      Canceled                                      (102,000)        $24.47
      Granted                                        139,500         $24.68
      Exercised                                      (28,200)         $7.17
                                                    --------
      Outstanding at December 31, 1996               229,500         $14.68
      Canceled                                      (221,500)        $14.71
      Granted                                              -
      Exercised                                       (8,000)        $13.90
                                                    ========
      Outstanding at December 31, 1997                     -
                                                    ========
      Exercisable at December 31, 1996               107,080
                                                    ========

       The Company applies Accounting Principles Board Opinion No. 15 and related interpretations in accounting for its stock option and other employee stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for awards under those plans which were granted on or after January 1, 1995 consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated below:

                      SYRATECH CORPORATION AND SUBSIDIARIES

                                                  1996              1995
                                                 -------          -------
     Net income (loss):
         As reported                             $20,389          $46,199
                                                 =======          =======
         Pro forma                               $20,036          $45,762
                                                 =======          =======

     Basic earnings per share:
         As reported                             $  2.34          $  3.95
                                                 =======          =======
         Pro forma                               $  2.30          $  3.91
                                                 =======          =======
         Weighted average number of
             shares outstanding                    8,695           11,707
                                                 =======          =======
     Diluted earnings per share:
         As reported                             $  2.32          $  3.91
                                                 =======          =======
         Pro forma                               $  2.28          $  3.88
                                                 =======          =======
         Weighted average number of
           shares outstanding                      8,695           11,707
     Effect of dilutive stock options                104               96
                                                 -------          -------
         Adjusted weighted average number of
           shares outstanding                      8,799           11,803
                                                 =======          =======

     The pro forma results are not necessarily indicative of results that would have been reported if all options had been measured under SFAS No. 123.

     The weighted average remaining contractual life of options outstanding at December 31, 1996 was 6.99 years. The weighted average fair value of options granted during 1995 and 1996 was $8.03 and $8.94 per share, respectively. There were no options granted in 1997.

     The fair value of options granted under the Company's stock option plans during 1995 and 1996 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 30.6%, risk-free interest rate of 6.0%, and expected lives of either 5.3 or 7.7 years.

  Transfer of Shares

     On December 31, 1996, the Company's Chief Executive Officer and principal shareholder (the "Principal Shareholder") of the Company, the Company and THL Transaction I Corp. entered into agreements with three executive officers whereby the Principal Shareholder will transfer up to 73,068 shares (the "Shares") of his Syratech common stock to the Company to effect the transfer of an equal number of newly issued shares to the executive officers. In connection with each transfer of shares of stock, the agreements also provide for each executive to receive, from the Company, as additional compensation, an annual lump sum cash payment (the "Lump Sum Payments") for the reimbursement of income taxes owed by the executive as a result of such transfer and payment. The transfer of Shares by the Principal Shareholder and the Lump Sum Payments to the executives are irrevocable and unconditional and are not based upon the executives' future employment with the Company. On December 31, 1996, 31,812 shares were transferred and Lump Sum Payments totaling $703 were made to the executives. On January 14, 1997, shares aggregating 31,884 were transferred and Lump Sum Payments totaling $705 were made to the executives. On January 14, 1998, the remaining 9,372 shares were transferred to the executives.

     The estimated value of the shares has been recorded as an addition to additional paid-in capital of $2,338. Total compensation expense equal to the estimated fair value of the Shares plus an estimate of the aggregate Lump Sum Payments, or $3,953, was recorded in the fourth quarter of 1996.

     Short-term compensation payable was $207 and $705 at December 31, 1997 and 1996, respectively. The long-term compensation payable at December 31, 1996 was $207.

     The weighted-average fair value of the shares was $31.50. The fair value of the shares based on the provision of SFAS No. 123 was not materially different from the amounts recorded.

                      SYRATECH CORPORATION AND SUBSIDIARIES

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

  Shareholder Rights Plan

     On October 26, 1992 the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan"). Under the Plan, the Company distributed a dividend of one right (a "Right") to purchase shares of preferred stock to stockholders of record on October 31, 1992 and further authorized the issuance of one Right to each share of common stock which becomes outstanding after the record date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of a new series of preferred stock ("Series A Preferred stock") at a price of $50, subject to adjustment. As amended on July 5, 1994, the Rights become exercisable only if an individual or group (an "Acquiring Person") acquires 15% or more of the outstanding common stock or commences a tender offer which would result in its ownership of 30% or more of the outstanding common stock, or in the case of a person who beneficially owned 20% or more of the outstanding common stock on October 26, 1992, such person acquires an additional 1% or more of the outstanding common stock.

     As required by the Merger and Recapitalization (Note 2), effective on November 8, 1996, the Company redeemed all outstanding Rights and terminated the Shareholder Rights Plan pursuant to which the Rights were issued. The redemption price for each Right is one cent and if holders of Rights have not received payment of the redemption price prior to the Effective Time, they will have the redemption price of their Rights added to the payment of the cash price for their shares of Company Common Stock in the Merger.

12.  Related-Party Transactions

   In connection with the Merger, the Company entered into a Management Agreement with Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450 ($320 incurred for the year ended December 31, 1997).

   In 1996 a beneficial owner of less than 1% of the Company held a significant management role in Service Merchandise Co., Inc. ("Service"). A different person is a director of the Company and is also a director of Service. The Company had net sales to Service of approximately $6,867, $12,432 and $10,706 for 1997, 1996 and 1995, respectively.

     Effective July 12, 1996, the Company, through an indirect wholly-owned subsidiary, granted a license to Service to use certain trademarks, patents and copyrights relating to certain electric and other products. The agreement is subject to cancellation with six months' notice by the licensee.

     In 1996, Wacker Industrial Company ("Wacker"), a major supplier, is owned by a holder of less than 1% of the Company's common stock. In 1997, 1996 and 1995, the Company had purchases from this supplier of approximately $5,806, $4,478 and $5,371, respectively. Accounts payable to this supplier approximated $41 and $93 at December 31, 1997 and 1996, respectively.

     Other transactions with companies affiliated with certain directors/stockholders include net sales of approximately $903, $790 and $735 for 1997, 1996 and 1995, respectively. There were no purchases of products or services for 1997, 1996 and 1995. Accounts receivable from these companies approximated $19 and $7 as of December 31, 1997 and 1996, respectively. There were no accounts payable.

                      SYRATECH CORPORATION AND SUBSIDIARIES

13.  Foreign Operations

     The Company's foreign operations relate to its Hong Kong subsidiary, and as of May 8, 1996, its C.J. Vander subsidiary. The sales of the Hong Kong subsidiary are substantially to customers in the United States and the sales of its C.J. Vander subsidiary are primarily to foreign customers. Summarized financial information about the Company's operations in different geographic areas is as follows:
                                               Year Ended December 31,
                                          ----------------------------------
                                            1997        1996          1995
                                          --------     --------     --------
Net sales:
    United States                         $231,152     $212,516     $122,950
    Hong Kong                               54,950       54,749       46,570
    Other foreign                            4,760        3,666            0
                                          --------     --------     --------
      Total                               $290,862     $270,931     $169,520
                                          ========     ========     ========
Income (loss) from operations:
    United States                           $2,851      $15,372       $9,846
    Hong Kong                                4,841        8,235        5,599
    Other foreign                             (570)        (505)           0
                                          --------     --------     --------
      Total                               $  7,122      $23,102      $15,445
                                          ========     ========     ========
Identifiable assets:
    United States                         $250,899     $212,377     $213,162
    Hong Kong                                6,245        7,754        7,404
    Other foreign                            8,856        7,123            0
                                          --------     --------     --------
      Total                               $266,000     $227,254     $220,566
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

                      SYRATECH CORPORATION AND SUBSIDIARIES

15.  Quarterly Results (Unaudited)

                            SUPPLEMENTARY INFORMATION
                          Quarterly Results (unaudited)

                                                                    First      Second         Third         Fourth
                                                                   Quarter     Quarter       Quarter       Quarter
                                                                   -------     -------      --------       -------
Year Ended December 31, 1997:
Net sales                                                          $44,039     $41,015      $109,044       $96,764
Gross profit                                                        12,625      11,351        32,183        21,337
Income (loss) from operations                                         (855)     (6,074)       13,490           561
Income (loss) before provision (benefit) for income taxes              171      (9,025)        7,654        (5,264)
Net income (loss) applicable to common stockholders                    107      (6,091)        1,934        (2,076)
Basic Earnings (loss) per share:
   Net income (loss) per share                                       $0.01      ($1.33)        $0.51        ($0.55)
                                                                   =======     =======      ========       =======
   Weighted-average number of shares outstanding                     8,699       4,595         3,784         3,784
                                                                   =======     =======      ========       =======
Diluted Earnings (loss) per share:
   Net income (loss) per share                                       $0.01      ($1.33)        $0.51        ($0.55)
                                                                   =======     =======      ========       =======
   Weighted-average number of shares outstanding                     8,699       4,595         3,784         3,784
    Effect of dilutive stock options                                   121           -             -             -
                                                                   -------     -------      --------       -------
    Adjusted weighted-average number of shares outstanding           8,820       4,595         3,784         3,784
                                                                   =======     =======      ========       =======


Year Ended December 31, 1996:
Net sales                                                          $31,266     $38,592      $112,869       $88,204
Gross profit                                                         9,048      10,178        33,198        24,394
Income (loss) from operations                                         (290)      2,183        16,427         4,782
Income before provision for income taxes                               143      13,261        15,395         3,824
Net income applicable to common stockholders                            90       8,623        10,006         1,670
Basic Earnings (loss) per share:
   Net income (loss) per share                                       $0.01       $0.99         $1.15         $0.19
                                                                   =======     =======      ========       =======
   Weighted-average number of shares outstanding                     8,674       8,677         8,677         8,752
                                                                   =======     =======      ========       =======
Diluted Earnings (loss) per share:
   Net income (loss) per share                                       $0.01       $0.98         $1.14         $0.19
                                                                   =======     =======      ========       =======
   Weighted-average number of shares outstanding                     8,674       8,677         8,677         8,752
    Effect of dilutive stock options                                   104         116            93           103
                                                                   -------     -------      --------       -------
    Adjusted weighted-average number of shares outstanding           8,778       8,793         8,770         8,855
                                                                   =======     =======      ========       =======


During the fourth quarter of 1997, the Company recorded an inventory adjustment of $2,800 related to shrinkage and to excess material and scrap costs related to the start-up of new manufacturing equipment.

                      SYRATECH CORPORATION AND SUBSIDIARIES

16.  Subsequent Events

      On March 30, 1998, the Company amended its Revolving Credit Facility to change the financial covenants of the Company and the subsidiary borrowers, including but not limited to, revising the funded debt to EBITDA, as defined, and fixed charge coverage ratios, and capital expenditure covenants. The Company expects to be in compliance with all of the covenants, as amended, during fiscal 1998.

Note 17.  Supplemental Condensed Consolidating Financial Statements

    The following supplemental condensed consolidating financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries (Note 7), the Non-Guarantor Subsidiaries (Note 7), and Discontinued Operations (Note 4). Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1997


                                                         Issuer/
                                                         Guarantor     Guarantor  Non-Guarantor
                                                          Parent    Subsidiaries  Subsidiaries  Elimination   Consolidated
                                                         ---------  ------------  ------------  -----------   ------------
ASSETS
Current assets:
   Cash and equivalents                                       $ 18          $ 91      $ 2,872                     $ 2,981
   Accounts receivable, net                                               61,367        2,526                      63,893
   Inventories                                                            79,500        4,754          $ 41        84,295
   Deferred income taxes                                       729        10,608                                   11,337
   Prepaid expenses and other                                              2,075          317                       2,392
   Properties held for sale                                                1,151          685                       1,836
                                                         ---------     ---------     --------    ----------     ---------
       Total current assets                                    747       154,792       11,154            41       166,734
Property, plant and equipment, net                                        78,406        3,947            51        82,404
Purchase price in excess of net assets acquired                            6,790                                    6,790
Other assets                                               189,236           278                   (179,442)       10,072
                                                         ---------     ---------     --------    ----------     ---------
       Total                                             $ 189,983     $ 240,266     $ 15,101    $ (179,350)    $ 266,000
                                                         =========     =========     ========    ==========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable                          $ 18,900                                 $ 18,900
   Accounts payable                                                       12,703      $ 1,531                      14,234
   Accrued expenses                                        $ 4,515         7,730          532                      12,777
   Accrued compensation                                                    3,020          370                       3,390
   Accrued advertising                                                     3,576                                    3,576
   Income taxes payable                                     19,949       (19,877)         (78)          $ 6
                                                         ---------     ---------     --------    ----------     ---------
       Total current liabilities                            24,464        26,052        2,355             6        52,877
Long-term debt                                             165,000                                                165,000
Deferred income taxes                                        2,295        17,788                                   20,083
Pension liability                                                          3,136                                    3,136
Other long - term liabilities
Intercompany (receivable) payable                          (63,038)       64,997       (7,677)        5,718
Commitments and contingencies
Stockholders' equity                                        61,262       128,293       20,423      (185,074)       24,904
                                                         ---------     ---------     --------    ----------     ---------
       Total                                             $ 189,983     $ 240,266     $ 15,101    $ (179,350)    $ 266,000
                                                         =========     =========     ========    ==========     =========

                      SYRATECH CORPORATION AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1996


                                               Issuer/
                                              Guarantor     Guarantor   Non-Guarantor
                                               Parent    Subsidiaries   Subsidiaries  Elimination  Consolidated
                                              ---------  ------------   ------------- -----------  ------------
ASSETS
Current assets:
    Cash and equivalents                           $ 18        $ 146        $ 3,441                    $ 3,605
    Accounts receivable, net                                  56,719          3,301                     60,020
    Inventories                                               74,134          5,180          $ 41       79,355
    Deferred income taxes                           729        8,211                                     8,940
    Prepaid expenses and other                                 2,653          1,150                      3,803
                                              ---------    ---------      ---------    ----------    ---------
      Total current assets                          747      141,863         13,072            41      155,723
Property, plant and equipment, net                            62,219          1,805           (69)      63,955
Purchase price in excess of net assets
     acquired                                                  7,032                                     7,032
Other assets                                    179,442          544                     (179,442)         544
                                              ---------    ---------      ---------    ----------    ---------
      Total                                   $ 180,189    $ 211,658       $ 14,877    $ (179,470)   $ 227,254
                                              =========    =========      =========    ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving loan facilities and notes
     payable                                                 $ 6,604           $ 32                    $ 6,636
    Accounts payable                                           7,637          2,052                      9,689
    Accrued expenses                            $ 1,058        9,420            571                     11,049
    Accrued compensation                                       3,812           416                      4,228
    Accrued advertising                                        3,273                                     3,273
    Income taxes payable                         19,907      (19,581)           598           $ 6          930
                                              ---------    ---------      ---------    ----------    ---------
      Total current liabilities                  20,965       11,165          3,669             6       35,805
Deferred income taxes                             2,295       15,411                                    17,706
Pension liability                                              3,288                                     3,288
Other long-term liabilities                                      207                                       207
Intercompany (receivable) payable               (62,863)      62,863         (5,718)        5,718
Stockholders' equity                            219,792      118,724         16,926      (185,194)     170,248
                                              ---------    ---------      ---------    ----------    ---------
      Total                                   $ 180,189    $ 211,658       $ 14,877    $ (179,470)   $ 227,254
                                              =========    =========      =========    ==========    =========

                      SYRATECH CORPORATION AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          Year Ended December 31, 1997


                                                           Issuer/
                                                          Guarantor     Guarantor      Non-Guarantor
                                                           Parent      Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                          ---------    ------------    -------------   ------------    ------------
Net sales                                                                $ 170,758         $ 89,903      $ 30,201        $ 290,862
Cost of sales                                                              113,512           69,651        30,203          213,366
                                                                         ---------         --------      --------        ---------
     Gross profit                                                           57,246           20,252            (2)          77,496
Selling, general and administrative expenses                $ 3,719         52,730           16,136           155           72,740
Other operating income                                                       2,366                                           2,366
                                                          ---------      ---------         --------      --------        ---------
     Income (loss) from operations                           (3,719)         6,882            4,116          (157)           7,122
Interest expense                                            (13,864)        (2,119)             (44)                       (16,027)
Interest income                                                                208               49                            257
Other income                                                                 2,184                                           2,184
                                                          ---------      ---------         --------      --------        ---------
     Income (loss) before provision (benefit) for
      income taxes                                          (17,583)         7,155            4,121          (157)          (6,464)
Provision (benefit) for income taxes                                        (2,693)             825                         (1,868)
                                                          ---------      ---------         --------      --------        ---------
     Net income (loss)                                      (17,583)         9,848            3,296          (157)          (4,596)
Preferred stock dividends accrued                             1,530                                                          1,530
                                                          ---------      ---------         --------      --------        ---------
    Net income (loss) available to common stockholders    $ (19,113)       $ 9,848          $ 3,296        $ (157)        $ (6,126)
                                                          =========      =========         ========      ========        =========

                      SYRATECH CORPORATION AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          Year Ended December 31, 1996


                                       Issuer/
                                     Guarantor   Guarantor      Non-Guarantor
                                       Parent   Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                       ------   ------------    -------------  ------------    ------------
Net sales                                         $ 212,530        $ 85,498     $ (27,097)      $ 270,931
Cost of sales                                       154,622          66,582       (27,091)        194,113
                                                  ---------        --------     ---------       ---------
    Gross profit                                     57,908          18,916            (6)         76,818
Selling, general and administrative
    expenses                           $ (360)       46,844          11,880          (700)         57,664
Other operating income                                3,948                                         3,948
                                       ------     ---------        --------     ---------       ---------
    Income from operations                360        15,012           7,036           694          23,102
Interest expense                                     (3,114)            (36)                       (3,150)
Interest income                            70           535             166                           771
Other income                                         11,900                                        11,900
                                       ------     ---------        --------     ---------       ---------
Income before provision for income
    taxes                                 430        24,333           7,166           694          32,623
Provision for income taxes              1,092         9,835           1,307                        12,234
                                       ------     ---------        --------     ---------       ---------
    Net (loss) income                  $ (662)     $ 14,498         $ 5,859         $ 694        $ 20,389
                                       ======     =========        ========     =========       =========

                      SYRATECH CORPORATION AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          Year Ended December 31, 1995

                                     Issuer/
                                    Guarantor     Guarantor    Non-Guarantor
                                     Parent      Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                    ---------    ------------   ------------    ------------    ------------
Net sales                                        $ 122,950        $ 67,354       $ (20,784)     $ 169,520
Cost of sales                                       87,593          53,027         (20,784)       119,836
                                                 ---------        --------       ---------      ---------

    Gross profit                                    35,357          14,327                         49,684
Selling, general and administrative
    expenses                                        25,522           8,728             (11)        34,239
                                                 ---------        --------       ---------      ---------

    Income from operations                           9,835           5,599              11         15,445
Interest expense                                      (198)            (89)                          (287)
Interest income                        $ 4,496         336              49                          4,881
Other income                             1,300       1,300                          (2,600)
                                      --------     -------         -------        --------       --------

    Income before provision for
     income taxes                        5,796      11,273           5,559          (2,589)        20,039
Provision for income taxes               2,623       3,303             937                          6,863
                                      --------     -------         -------        --------       --------

    Income from continuing
     operations                          3,173       7,970           4,622          (2,589)        13,176
Discontinued operations, net            33,023                                                     33,023
                                      --------     -------         -------        --------       --------

    Net income                        $ 36,196     $ 7,970         $ 4,622        $ (2,589)      $ 46,199
                                      ========     =======         =======        ========       ========

                      SYRATECH CORPORATION AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 1997

                                                        Issuer/
                                                       Guarantor    Guarantor      Non-Guarantor
                                                        Parent     Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                                       ---------   ------------    -------------    ------------   ------------
Cash flows from operating activities:
Net income (loss) applicable to common stockholders    $ (17,583)   $   9,848       $   3,296       $    (157)      $  (4,596)
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization                           1,008        4,781             410                           6,199
   Deferred income taxes                                                  (20)                                            (20)
   Pension liability                                                     (152)                                           (152)
   Compensation related to stock options                     209                                                          209
   Other long-term liability                                             (207)                                           (207)
   Gain or (loss) on disposal of assets and other                          50                                              50
   Increase (decrease) in assets and liabilities,
    net of effect of businesses
    of businesses acquired:
       Accounts receivable                                             (4,648)            775                          (3,873)
       Inventories                                                     (5,366)            426                          (4,940)
       Prepaid expenses and other                                         578             148                             726
       Other assets                                      (10,800)                                                     (10,800)
       Accounts payable and accrued expenses               3,455        2,888            (607)                          5,736
       Income taxes payable                                   42         (296)           (676)                           (930)
       Intercompany account                                 (175)       2,064          (2,046)            157
                                                       ---------    ---------       ---------       ---------       ---------
Net cash (used in) provided by operations                (23,844)       9,520           1,726              --         (12,598)
                                                       ---------    ---------       ---------       ---------       ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment                          (21,909)         (2,552)                        (24,461)
  Other                                                                   124                                             124
                                                       ---------    ---------       ---------       ---------       ---------

Net cash (used in) investing activities                       --      (21,785)         (2,552)             --         (24,337)
                                                       ---------    ---------       ---------       ---------       ---------

Cash flows from financing activities:
  Change in revolving loan facilities                                  12,232              32                          12,264
  Proceeds from borrowings                               165,000                                                      165,000
  Proceeds from sale of preferred stock                   18,000                                                       18,000
  Proceeds from sale of common stock                      75,993                                                       75,993
  Purchase of common stock for retirement
    (including related costs of $11,555)                (235,243)                                                    (235,243)
  Exercise of stock options                                   91                                                           91
  Deferred financing costs and other                           3          (22)                                            (19)
                                                       ---------    ---------       ---------       ---------       ---------

Net cash provided by (used in) financing activities       23,844       12,210              32              --          36,086
                                                       ---------    ---------       ---------       ---------       ---------

Effect of exchange rate changes on cash                                                   225                             225
                                                       ---------    ---------       ---------       ---------       ---------

Net increase (decrease) in cash and equivalents               --          (55)           (569)                           (624)

Cash and equivalents, beginning of year                       18          146           3,441                           3,605
                                                       ---------    ---------       ---------       ---------       ---------

Cash and equivalents, end of year                      $      18    $      91       $   2,872       $      --       $   2,981
                                                       =========    =========       =========       =========       =========

                     SYRATECH CORPORATION AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 1996

                                                Issuer/
                                               Guarantor    Guarantor      Non-Guarantor
                                                 Parent    Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                               ---------   ------------    -------------    ------------   ------------
Cash flows from operating activities:
Net (loss) income                              $   (662)    $ 14,498       $  5,859            $   694      $ 20,389
Adjustments to reconcile net (loss)
  income to net cash provided by (used
  in) operations:
    Depreciation and amortization                              4,466            279                 22         4,767
    Deferred income taxes                         1,329       (4,085)                                         (2,756)
    Acquisition of Farberware assets                          (9,500)                                         (9,500)
    Disposal of Farberware assets                             13,600                                          13,600
    Farberware electrics license                                 500                                             500
   Transfer of shares                             2,338        1,317                                           3,655
   Other                                             78        1,542              5                            1,625
Increase (decrease) in cash net of
  effect of businesses acquired:
      Marketable securities                      30,561                                                       30,561
      Accounts receivable                                    (18,129)          (227)                         (18,356)
      Inventories                                            (16,352)          (754)                         (17,106)
      Prepaid expenses and other                    516         (816)          (171)                            (471)
      Accounts payable and accrued
        expenses                                     49       (2,235)          (684)                          (2,870)
      Income taxes payable                         (245)      (1,979)           129                           (2,095)
      Intercompany account                          689        1,147           (122)            (1,714)
Discontinued operations                           1,834                                                        1,834
                                               --------     --------       --------             ------      --------
Net cash provided by (used in) operating
      activities                                 36,487      (16,026)         4,314               (998)       23,777
                                               --------     --------       --------             ------      --------
Cash flows from investing activities:
Insurance claim proceeds                                      23,771                                          23,771
Acquisitions of businesses net of cash
      acquired                                  (48,540)                       (998)               998       (48,540)
Purchases of property, plant and
     equipment                                               (13,643)        (1,482)                         (15,125)
Other                                                           (130)            10                             (120)
                                               --------     --------       --------             ------      --------
Net cash used in investing activities           (48,540)       9,998         (2,470)               998       (40,014)
                                               --------     --------       --------             ------      --------
Cash flows from financing activities:
Change in revolving loan facilities             (51,735)      (5,296)        (2,044)                         (59,075)
Repayment of borrowings                                         (300)                                           (300)
Other                                               452          (16)            (8)                             428
                                               --------     --------       --------             ------      --------
Net cash used in financing activities           (51,283)      (5,612)        (2,052)                         (58,947)
                                               --------     --------       --------             ------      --------
Effect of exchange rate changes on cash
    and equivalents                                                             296                              296
                                               --------     --------       --------             ------      --------
Net increase (decrease) in cash and
    equivalents                                 (63,336)     (11,640)            88                          (74,888)
Cash and equivalents, beginning of year          63,354       11,786          3,353                           78,493
                                               --------     --------       --------             ------      --------
Cash and equivalents, end of year              $     18     $    146       $  3,441            $    --      $  3,605
                                               ========     ========       ========             ======      ========

                     SYRATECH CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 1995

                                                    Issuer/
                                                   Guarantor      Guarantor    Non-Guarantor
                                                    Parent      Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                    ------      ------------   ------------    ------------    ------------
Cash flows from operating activities:
Net income                                         $  36,196    $   7,970      $   4,622         $   (2,589)    $  46,199
Adjustments to reconcile net income to
  net cash provided by (used in)
  operations:
    Depreciation and amortization                                   3,089            175                (11)        3,253
    Deferred income taxes                             (1,202)      (1,027)                                         (2,229)
    Other                                                102        1,158                                           1,260
    Increase (decrease) in cash:
      Marketable securities                          (30,561)                                                     (30,561)
      Accounts receivable                                          (3,273)          (376)                          (3,649)
      Inventories                                                    (772)           (45)                            (817)
      Prepaid expenses and other                        (516)        (914)           (16)                          (1,446)
    Accounts payable and accrued
      expenses                                           922         (686)           359                              595
     Income taxes payable                             21,241      (23,837)           290                           (2,306)
     Intercompany account                            (47,093)      47,421         (2,928)             2,600
Discontinued operations                              (49,915)                                                     (49,915)
                                                   ---------    ---------      ---------           --------     ---------
Net cash (used in) provided by
  operating activities                               (70,826)      29,129          2,081                          (39,616)
                                                   ---------    ---------      ---------           --------     ---------
Cash flows from investing activities:
Net proceeds on sale of Syroco, Inc                  133,931                                                      133,931
Purchases of property, plant and
  equipment                                                        (2,559)          (120)                          (2,679)
Other                                                                  61                                              61
                                                   ---------    ---------      ---------           --------     ---------
Net cash provided by (used in)
  investing activities                               133,931       (2,498)          (120)                         131,313
                                                   ---------    ---------      ---------           --------     ---------
Cash flows from financing activities:
Change in revolving loan facilities                               (14,504)                                        (14,504)
Repayment of borrowings                                              (875)                                           (875)
Other                                                    249           60                                             309
                                                   ---------    ---------      ---------           --------     ---------
Net cash provided by (used in)
  financing activities                                   249      (15,319)                                        (15,070)
                                                   ---------    ---------      ---------           --------     ---------
Net increase in cash
Net increase in cash and equivalents                  63,354       11,312          1,961                           76,627
Cash and equivalents, beginning of year                               474          1,392                            1,866
                                                   ---------    ---------      ---------           --------     ---------
Cash and equivalents, end of year                  $  63,354    $  11,786      $   3,353         $       --     $  78,493
                                                   =========    =========      =========           ========     =========

ITEM 9 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        Not applicable

                                    PART III

ITEM 10 Directors And Executive Officers Of The Registrant

                                                                                    Officer/
                                                                                    Director
     Name           Age                       Principal Occupation                   Since
     ----           ---                       --------------------                   -----
Leonard Florence    66     Chairman of the Board, Chief Executive Officer and        1986
                           President of the Company
E Merle Randolph    65     Executive Vice President, International Marketing
                           and West Coast Distribution, Director                     1986
Michael S Krause    57     Executive Vice President and Chief Operating Officer      1997
Ami A Trauber       58     Executive Vice President of Finance, Administration,      1998
                           Strategic Planning and Chief Financial Officer and
                           Treasurer
Melvin L Levine     66     Vice President of Purchasing of the Company, Director     1986
Alan R Kanter       45     Vice President of Sales of the Company, Director          1986
Faye A Florence     41     Vice President and General Counsel; Secretary of the
                           Company                                                   1987
David V Harkins     56     Director                                                  1997
Thomas M Hagerty    35     Director                                                  1997
Scott A Schoen      39     Director                                                  1997
Kent R Weldon       30     Director                                                  1997
Seth W Lawry        33     Director                                                  1997

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

     E. Merle Randolph was appointed to Executive Vice President, International Manufacturing and West Coast Distribution on January 26, 1998. He had been Vice President, Chief Financial Officer and Treasurer of the Company since September 1986. He became a Director of the Company in May 1989. Mr. Randolph is also an officer of certain of the Company's subsidiaries. For 17 years prior to joining the Company, Mr. Randolph was employed in various financial positions by Rockwell International Corporation.

     Michael S. Krause became Executive Vice President and Chief Operating Officer on August 11, 1997. Prior to joining the Company, Mr. Krause served as Senior Vice President Global Operations at Tambrands, Inc. in 1996, Vice President Supply Chain at The Quaker Oats Company, Executive Vice President in 1995, Supply Chain at Stella Foods, Inc. in 1994, and Senior Vice President Operations at Goody Products, Inc. from 1991 to 1993.

     Ami A. Trauber was appointed Executive Vice President of Finance, Administration, Strategic Planning and Chief Financial Officer and Corporate Treasurer on January 26, 1998. Prior to joining the Company, Mr. Trauber served as acting Chief Financial Officer at Visual Edge Systems, Inc. and served as President, Chief Operating Officer, Director and Part Owner of Ed's West, Inc. He served as Corporate Vice President Finance and Control at Harcourt General, Inc. from 1978-1990.

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

     David V. Harkins is Senior Managing Director of Thomas H. Lee Company since 1991. He joined Thomas H. Lee Company in 1986. He is President and Trustee of THL Equity Trust III, the General Partner of THL Equity Advisers III Limited Partnership, which is the General Partner of Thomas H. Lee Equity Fund III, L.P. Mr. Harkins is Chairman of National Dentex Corporation since 1983. Mr. Harkins is a Director of Stanley Furniture Company, Inc., National Dentex Corporation, HomeSide, Inc., Freedom Securities, Inc. and First Alert, Inc.

     Thomas M. Hagerty is a Managing Director of the Thomas H. Lee Company where he has been employed since 1993. He joined Thomas H. Lee Company in 1988. Mr. Hagerty is Vice President and Trustee of THL Equity Trust III, the General Partner of THL Equity Advisers III Limited Partnership, which is the General Partner of Thomas H. Lee Equity Fund III, L.P. Mr. Hagerty is a director of Select Beverages, Inc., Freedom Securities, Inc. and HomeSide, Inc.

     Scott A. Schoen is a Managing Director of the Thomas H. Lee Company where he has been employed since 1986. Mr. Schoen joined Thomas H. Lee Company in 1986. Mr. Schoen is a Managing Director of the Thomas H. Lee Company where he has been employed since 1986. Mr. Schoen is also a Trustee of THL Equity Trust III, the General Partner of THL Equity Advisors Limited Partnership III, which is the General Partner of Thomas H. Lee Equity Fund III, L.P. Mr. Schoen also serves as Vice President of Thomas H. Lee Advisors I and Thomas H. Lee Advisors
II. Mr. Schoen is a director of Transwestern Publishing Co., First Alert, Inc., Signature Brands USA, Inc., and Rayovac Corporation. Mr. Schoen received a BA in History from Yale University, a JD from Harvard Law School and and MBA from the Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar.

     Kent R. Weldon is Vice President of THL Equity Trust III, the General Partner of THL Equity Advisers III Limited Partnership, which is the General Partner of Thomas H. Lee Equity III, L.P. Mr. Weldon worked at Thomas H. Lee Company from 1991 to 1993 and rejoined in 1995. From 1989 to 1991, Mr. Weldon worked in the Mergers & Acquisitions Department of Morgan Stanley & Co. Incorporated, 1585 Broadway, New York, New York. He is a Director of Fisher Scientific International, Inc. and Fitz and Floyd. From 1993 to 1995, Mr. Weldon attended the Harvard Graduate School of Business Administration.

     Seth W. Lawry has worked at Thomas H. Lee Company from 1989 to 1990 and rejoined in 1994. He is Vice President of THL Equity Trust III, the General Partner of THL Equity Advisers III Limited Partnership, which is the General Partner of Thomas H. Lee Equity III, L.P. From 1990 to 1992, Mr. Lawry attended Stanford Graduate School of Business. From 1992 to 1994, Mr. Lawry worked in the Mergers & Acquisitions Department of Morgan Stanley & Co. Incorporated, 1585 Broadway, New York, New York. Mr. Lawry is a director of Freedom Securities, Inc.

Meetings Of The Board Of Directors

     The Board of Directors consists of Leonard Florence, E. Merle Randolph, Melvin Levine, Alan Kanter, David Harkins, Thomas M. Hagerty, Scott A. Schoen, Kent R. Weldon and Seth W. Lawry. The Chairman of the Board is Leonard Florence. The Board of Directors held a meeting on February 24, 1998 to replace those committees as constituted prior to the Merger. The reconstituted committees include an Audit Committee and a Compensation and Stock Option Committee.

     The Audit Committee consists of Scott Schoen, Kent Weldon and Tom Hagerty. Scott Schoen is the Chairman of the Audit Committee. This Committee has oversight authority and responsibility for the financial statements of the Company and its subsidiaries. In conjunction with its responsibilities, the Committee invites representatives of Deloitte & Touche LLP to be present, at both of its meetings.

     The Compensation and Stock Option Committee consists of David Harkins, Tom Hagerty and Seth Lawry. David Harkins is the Chairman of the Compensation and Stock Option Committee. The functions of the Compensation and Stock Option Committee include fixing the compensation and reviewing the salaries, of the Chief Executive Officer and the executive officers of the Company, including the review of incentive plans and benefits. The Committee also administers the Company's Key Employees' Stock Option Plans, to determine the terms upon which, and the identities of the persons to whom, options to purchase shares of Common Stock of the Company shall be granted.

ITEM 11.  Executive Compensation

     The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers during the fiscal years ended December 31, 1997, 1996 and 1995 for services rendered in all capacities to the Company and its subsidiaries. (3)

                                     Summary Compensation Table
                                               Annual
                                           Compensation(1)
                                     --------------------------

                                            Fiscal                                       All Other
                                             Year         Salary           Bonus       Compensation
    Name and Principal Position             Ended            $               $            ($)(2)
    ---------------------------             -----         ------           -----          ------
Leonard Florence                           12/31/97      $1,150,000         ---         $   19,717
  Chairman of the Board, President         12/31/96      $  700,000       $500,000      $   22,401
  and Chief Executive Officer              12/31/95      $  650,000       $500,000      $   22,790

Melvin L. Levine                           12/31/97      $  350,000         ---         $  151,150
  Vice President of Purchasing             12/31/96      $  350,000       $ 75,000      $1,320,520
                                           12/31/95      $  325,000       $ 75,000      $    2,772

Alan R. Kanter                             12/31/97      $  350,000          ---        $  151,150
  Vice President of Sales                  12/31/96      $  350,000       $ 75,000      $1,320,520
                                           12/31/95      $  325,000       $ 75,000      $    2,772

E. Merle Randolph                          12/31/97      $  325,000          ---        $   92,070
Executive Vice President, International    12/31/96      $  325,000       $ 75,000      $1,320,520
Manufacturing and West Coast Division      12/31/95      $  300,000       $350,000      $    2,772

Faye A. Florence                           12/31/97      $  200,000       $ 22,000      $  290,500
  Vice President and General               12/31/96      $  200,000       $ 30,000      $    2,850
  Counsel, Secretary                       12/31/95      $  175,000       $ 30,000      $    2,772

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

(2) The estimated dollar value benefit of insurance premiums paid by the Company with respect to life insurance for the benefit of Leonard Florence for the years ended December 31, 1997, 1996 and 1995 was $16,867, $19,551, and $20,018
respectively. Messrs. Levine, Kanter and Randolph entered into agreement with Leonard Florence, the Company, and THL Transaction I Corp., whereby they received 24,356 shares of Syratech Common Stock valued at $779,392 and lump sum cash payments totaling $538,278 for reimbursement of income taxes pursuant to a transfer of 73,068 shares of Syratech Common Stock by Leonard Florence to the Company. See Note 11 to the Company's Consolidated Financial Statements. Stock options granted under the 1986 and 1993 Stock Plans outstanding at April 16, 1997, the date of the Merger between the Company and THL I, were cancelled pursuant to the Merger Agreement in exchange for compensation equal to the excess of $32 over the option exercise price. Messrs. Levine, Randolph, Kanter, and Ms. Florence received compensation related to such option cancellations of $148,700, $89,220, $148,700, and $287,650, respectively, during 1997. All other amounts represent contributions made by the Company to the accounts of named executive officers pursuant to the Company's 401(k) Plan.

(3) Michael S. Krause, Executive Vice President and Chief Operating Officer, joined the Company on August 11, 1997 and received total compensation of $100,529 during 1997.

Stock Option Grants

     There were no grants of stock options to any of the named executive officers during the last fiscal year. The Company does not grant stock appreciation rights ("SARs") of any kind.

Option Exercises/Value Of Unexercised Options

     The following table sets forth certain information concerning options to purchase Common Stock of the Company exercised during the fiscal year ending December 31, 1997 by each of the named executive officers. None of the named executive officers has any SAR's or unexercised stock options as of December 31, 1997.


                      Aggregated Options Exercised in Last
                      Fiscal Year and FY-End Option Values

                                                                                                  Value of Unexercised
                                                           Number of Unexercised                       in-the-Money
                                                             Stock Options At                       Stock Options At
                                                             Fiscal Year End                        Fiscal Year End(1)
                        Acquired on      Value     -----------------------------------     -----------------------------------
         Name             Exercise     Realized    Exercisable(2)     Unexercisable(#)     Exercisable(2)    Unexercisable (#)
         ----             --------     --------    --------------     ----------------     --------------    -----------------
Leonard Florence              0             $0           0                  0                     $0                $0
E. Merle Randolph         4,000        $59,480           0                  0                     $0                $0
Melvin L. Levine              0             $0           0                  0                     $0                $0
Alan R. Kanter                0             $0           0                  0                     $0                $0
Faye A. Florence              0             $0           0                  0                     $0                $0


----------

(1) Based upon the closing sale price of the Company's Common Stock of $32 at the time of the Merger minus the respective option exercise price.

Compensation Of Directors

     The directors of the Company are currently compensated indirectly through the management fee agreement between the Company and THL I. (See Notes to the consolidated financial statements).

Compensation And Stock Option Committee Interlocks And Insider Participation

     In connection with the Merger, the Company entered into a Management Agreement with Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450. ($320 incurred in the year ended December 31, 1997.)

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

     The Company was a party to employment agreements with certain of the named executive officers during fiscal year 1997. Such agreements were approved by both the Committee and the Board of Directors of the Company in August 1991 and fixed the minimum salary levels of such officers. Employment agreements with two of its officers, including the Chief Executive Officer were amended in August, 1995 reflecting changes to the annual retirement benefits to be received. Additionally, the employment agreements with Messrs. Randolph and Kanter were amended in July 1996, to provide, and during the same month Faye A. Florence and the Company entered into a Retirement Benefit Agreement that provides for certain retirement benefits to be received.

     Upon consummation of the Merger (Note 2), an employment agreement with an officer was amended so as to (i) change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide for a minimum base salary of $1,150 per annum, (iii) establish $1,150 as the minimum amount upon which the officer's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, an employment agreement with another officer was amended to change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term.

     In addition, one of the officers was awarded a bonus for services rendered to the Company during the period ended December 31, 1997.

     In evaluating the compensation paid to the Chief Executive Officer, Mr. Florence, the Committee evaluates many factors. The Committee following an analysis of the Company's overall performance and financial results establishes Mr. Florence's overall compensation. Additionally, Mr. Florence's performance in his position is reviewed in conjunction with his ongoing ability to provide the necessary direction for the Company's continued growth. Moreover, the Committee determined as it has in the past that Mr. Florence's compensation should also be determined in conjunction with the visibility and leadership roles which Mr. Florence continues to possess in the industries in which the Company operates.

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


                           PENSION PLAN TABLE

                              Years of Service
                ----------------------------------------------
REMUNERATION         5                10                  15
------------         -                --                  --
  $ 400,000     $ 40,000          $ 80,000           $ 120,000
    500,000       50,000           100,000             150,000
    600,000       60,000           120,000             180,000
    700,000       70,000           140,000             210,000
    800,000       80,000           160,000             240,000
    900,000       90,000           180,000             270,000
  1,000,000      100,000           200,000             300,000
  1,100,000      110,000           220,000             330,000
  1,200,000      120,000           240,000             360,000
  1,300,000      130,000           260,000             390,000
  1,400,000      140,000           280,000             420,000

     Messrs. Florence and Levine have each completed ten years of credited service. Retirement benefits under the employment agreements are computed on the basis of a straight-life annuity and are not reduced by the benefits received under Social Security, but would be reduced by any benefits received under any Company funded pension plan that hereafter may be adopted.

     Upon the consummation of the Merger, the Employment Agreement with Leonard Florence was amended so as to (i) change his term of full-time employment from a rolling-five-year term to a fixed five-year term, (ii) provide for a minimum base compensation of $1.15 million per annum, (iii) establish $1.15 million as the minimum amount upon which his retirement benefit (and survivors benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that are accorded to him informally under his present arrangement with the Company. Under Section 162(m) of the Internal Revenue Code, so much of the compensation paid to Mr. Florence as exceeds $1 million annually may not be deductible by the Company for federal income tax purposes. The Employment Agreement with Melvin L. Levine was amended, as of the Effective Time, to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

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

     The Employment Agreement of Mr. Randolph was amended in January 1998, to modify the terms of his job responsibilities. Mr. Randolph, who had been Vice President, Chief Financial Officer and Treasurer of the Company, became the Company's Executive Vice President of International Manufacturing and West Coast Distribution. Mr. Randolph will perform his services subject only to the direction and control of the Board and the Chief Executive Officer, or his designee, and will report to the Chief Executive Officer or his designee, or if requested to do so, to the Board.

     On December 31, 1996, the Company, THL I and Leonard Florence entered into three separate agreements, one with each of Alan R. Kanter, Melvin L. Levine and
E. Merle Randolph (each an "Executive Party"). Pursuant to each of the three agreements (i) Mr. Florence agreed to contribute to the Company (a) on December 31, 1996, 10,604 shares of Syratech Common Stock, (b) on January 14, 1997, 10,628 shares of Syratech Common Stock and (c) and on January 14, 1998, 3,124shares of shares of Syratech Common Stock (ii) on each of the dates of contribution of such shares of Syratech Common Stock by Mr. Florence to the Company, such shares were canceled and the Company issued to the Executive Party, that number of shares of Syratech Common Stock that would be equal to the number of shares of Syratech Common Stock contributed to the Company on such date by Mr. Florence; (iii) on December 31, 1996 the Company paid each Executive Party the sum of $234,346; (iv) on January 14, 1997 the Company paid to each Executive Party an amount equal to the lesser of (x) the income tax benefit to the Company from the issuance of shares of Syratech Common Stock and the cash payment required to be made to him on such date or (y) the aggregate amount of federal, state and local income taxes to be owed by each Executive Party as a result of the issuance of such shares and the making of such cash payment; and
(v) on January 14, 1998 the Company is required to pay to each Executive Party an amount equal to the lesser of (x) the income tax benefit to the Company from the issuance of shares of Common Stock and the cash payment to be made to each Executive Party on such date or (y) the aggregate amount of federal, state and local income taxes that will be owed by each Executive Party as a result of the issuance of shares of Common Stock and cash payment to be made to him on such date. Each agreement provides that the manner in which the payments to be made to each Executive Party for the purpose of transferring to each Executive Party the tax benefits to the Company from such transactions are to be calculated and subsequently adjusted is to be in the sole discretion of the Company.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of Syratech Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (ii) by each director, and (iii) by all officers and directors as a group, as of January 15, 1998. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                     Shares Of
                                                    Common Stock
                                                    Beneficially
Name                                                   Owned        Percentage
----                                                ------------    ----------
Leonard Florence (a)                                   362,850         9.6%
E. Merle Randolph                                       33,999            *
Melvin L. Levine                                        44,256         1.2%
Alan R. Kanter                                          51,356         1.4%
Faye A. Florence                                         3,527            *
David V. Harkins (b)                                 2,210,788        58.4%
Scott A. Schoen (b)                                  2,205,936        58.3%
Thomas M. Hagerty (b)                                2,204,316        58.3%
Seth W. Lawry (b)                                    2,198,646        58.1%
Kent R. Weldon (b)                                   2,197,431        58.1%
Thomas H. Lee Company Affiliates (c)                 2,196,216        58.0%
Officers and Directors as a group (10 persons)       2,728,241        72.1%
CMS Companies Inc. Affiliates (d)                      255,678         6.8%

*Less then 1% of the issued and outstanding Syratech Common Stock.

(a) The business address for Leonard Florence is c/o Syratech Corporation, 175 McClellan Highway, East Boston, Massachusetts, 02128-9114.

(b) The business address of this stockholder is c/o Thomas H. Lee Company, 75 State Street, Boston, Massachusetts 02109. Includes an aggregate of 2,196,216 shares of common stock owned by Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P. and THL Co-Investors III-A LLC which may be deemed to be beneficially owned by Messrs. Harkins, Hagerty, Schoen, Lawry and Weldon, officers of Thomas H. Lee Company. Each of such persons disclaims beneficial ownership of such shares.

(c) THL Equity Advisors III limited Partnership ("Advisors"), the general partner of Thomas H. Lee Equity Fund III, L.P. and Thomas H. Lee Foreign Fund III, L.P., THL Equity Trust III ("Equity Trust"), the general partner of Advisors, Thomas H. Lee, Messrs. Harkins, Hagerty and Schoen and other managing directors of Thomas H. Lee Company may be deemed to be beneficial owners of the shares of Syratech Common Stock held by such funds. Each of such persons maintains a principal business address at Suite 2600, 75 State Street, Boston, Massachusetts 02109. Each of such persons disclaims beneficial ownership of such shares.

(d) All such voting securities are owned by CMS Business Spectrum Fund L.P., CMS Co-Investment Subpartners, CMS Mid-Atlantic Business Opportunity Partners, L.P., and CMS diversified Partners Each of such persons maintains a principal business address c/o CMS Companies, Inc. 1926 Arch Street, Philadelphia, PA 19103-1484.

ITEM 13.  Certain Relationships And Related Transactions

     In connection with the Merger, the Company entered into a Management Fee with the Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450.

     Lifetime Hoan Corporation ("Lifetime") purchased from the Company merchandise in the amount of approximately $45 during the year ended December 31, 1997. In April 1996, the Company and Lifetime, acting together, acquired certain assets of Farberware, including the rights to share in certain royalties under certain license agreements entered into and assigned to the Company by the prior owner of the Farberware tradename. In addition, the Company expects to continue to grant licenses with respect to the Farberware tradename in conjunction with Lifetime.

     The Company believes that the transactions described or referred to above were effected on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties.


                                                              PART IV

ITEM 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

       (a)      Exhibits

2.1 Restated Agreement and Plan of Merger dated November 27, 1996, effective as of October 23, 1996 between Syratech and THL Transaction I Corp. and the Amendment, dated February 14, 1997 to the Restated Agreement and Plan of Merger. Incorporated by reference from Exhibit
         2.1 to Form S-4 Registration Statement No. 333-16917.
3.1 Restated Certificate of Incorporation of Syratech. Incorporated by reference from Exhibit 3.1 to Form S-1 Registration Statement No. 33-41619.
3.2 Syratech Corporation Certificate of Designations in respect of Series A Preferred Stock dated October 26, 1992. Incorporated by reference from
         Exhibit 3.2 to Form S-4 Registration Statement No. 333-16917.
3.3 Bylaws of Syratech. Incorporated by reference from Exhibit 3.2 to Form S-1 Registration Statement No. 33-41619.
3.4 Amendment to Section 2.9 of the Bylaws of Syratech, effective August 15, 1991. Incorporated by reference from Exhibit 3.3 to Form S-1 Registration Statement No. 33-41619.
3.5 Certificate of Ownership and Merger of WSC Liquidating, Inc. by and into Syratech Corporation dated May 9, 1996. Incorporated by reference from Exhibit 3.5 to Form S-4 Registration Statement No. 333-16917.
3.6      Specimen Common Stock Certificate. Incorporated by reference to Exhibit
         4.1 to Form 10-K of Syratech for the year ended December 31, 1993.
10.1 Form of Amended and Restated Employment Agreement dated as of April 16, 1997 between Leonard Florence and the Company. Incorporated by reference from Exhibit 10.1 to Form S-4 Registration Statement No. 333-16917.
10.2 Employment Agreement dated August 16, 1991 between E. Merle Randolph and the Company. Incorporated by reference from Exhibit 10.17 to Form S-1 Registration Statement No. 33-41619.
10.3 Employment Agreement dated August 16, 1991, between Melvin L. Levine and the 10.4 Company. Incorporated by reference from Exhibit 10.18 to Form S-1 Registration Statement No. 33-41619.

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

10.19 Agreement, dated as of February 2, 1996, by and among the Company, Lifetime Hoan Corporation and Far-B Acquisition Corp. Incorporated by reference from Exhibit 10.19 to Form S-4 Registration Statement No. 333-16917.
10.20 Agreement, dated as of May 3, 1996, by and among the Company, Farberware Inc. and Meyer Manufacturing Co. Ltd. Incorporated by reference from Exhibit 10.20 to Form S-4 Registration Statement No. 333-16917.
10.21 License Agreement, dated as of July 12, 1996, by and between Farberware Inc. and Service Merchandise Company, Inc. (redacted to omit certain royalty information). Incorporated by reference from Exhibit 10.21 to Form S-4 Registration Statement No. 333-16917.
10.22 Agreement, dated as of October 16, 1996, among Farberware Inc., Service Merchandise Company, Inc. and Windmere-Durable Holdings, Inc. (amending
         Item 10.21). Incorporated by reference from Exhibit 10.22 to Form S-4 Registration Statement No. 333-16917.
10.23 Commitment Letter between Banco Popular de Puerto Rico and Wallace International de PR, Inc. dated May 1, 1997. Incorporated by reference from Exhibit 10-1 to Form 10-Q dated August 13, 1997.
10.24 Letter Agreement between Banco Popular de Puerto Rico and Wallace International de PR, Inc. dated May 12, 1997. Incorporated by reference from Exhibit 10-2 to Form 10-Q dated August 13, 1997.
10.25 Amendment No. 1, dated as of July 31, 1997, to Loan and Security Agreement, dated as of April 16, 1997. Incorporated by reference from
         Exhibit 10-1 to Form 10-Q dated November 12, 1997.
10.26 Amendment No. 2, dated as of December 31, 1997, to Loan and Security Agreement, dated as of April 16, 1997.
10.27 Amendment No. 3 dated as of January 26, 1998 to Employment Agreement dated as of August 16, 1991 between E. Merle Randolph and the Company.
10.28 Purchase and Sale Agreement dated as of January 28, 1998 by and among The Claremont Company, Inc. and Fay A. Florence, Leonard Florence and
         E. Merle Randolph, Trustees of 175 Amlegion Realty Trust.
10.29 Escrow Agreement dated January 28, 1998 by and among Faye A. Florence, Leonard Florence and E. Merle Randolph, Trustees of 175 Amlegion Realty Trust and The Claremont Company and Hutchins, Wheeler & Dittmar, A Professional Corporation.
10.30 Agreement between Rauch Industries, Inc. and Guy Yocom Construction, Inc., dated July 31, 1997.
10.31 Agreement between Rauch Industries, Inc. and C.A.S. Construction Inc., dated August 25, 1997.
10.32    Varco-Pruden Purchase Order dated June 16, 1997.
10.33 Amendment No. 3, dated as of March 30, 1998, to Loan and Security Agreement, dated as of April 16, 1997.
11       Statement re: computation of per share earnings.
22 List of Subsidiaries. Incorporated by reference from Exhibit 22 to Form S-4 Registration Statement No. 333-16917.
27.1     Financial Data Schedule
27.2     Financial Data Schedule
27.3     Financial Data Schedule

 (b)     Financial Statement Schedule:

 Schedule II:  Valuation and Qualifying Accounts

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 31st day of March, 1998.

                                        SYRATECH CORPORATION

                                        By: /s/ LEONARD FLORENCE
                                                ---------------------
                                                Leonard Florence
                                             Chairman of the Board,
                                       Chief Executive Officer and President

     Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated below.

        SIGNATURE                      TITLE                           DATE
        ---------                      -----                           ----

 /s/ Leonard Florence        Chairman of the Board of             March 31, 1998
-------------------------    Directors, Chief Executive
     Leonard Florence        Officer and President (Principal
                             Executive Officer)

 /s/ Ami A. Trauber          Executive Vice President,  Chief     March 31, 1998
-------------------------    Financial Officer, Treasurer and
     Ami A. Trauber          Director (Principal Financial and
                             Accounting Officer)

 /s/ Thomas M. Hagerty       Director                             March 31, 1998
-------------------------
     Thomas M. Hagerty

 /s/ David V. Harkins        Director                             March 31, 1998
-------------------------
     David V. Harkins

 /s/ Alan R. Kanter          Director                             March 31, 1998
-------------------------
     Alan R. Kanter

 /s/ Seth W. Lawry           Director                             March 31, 1998
-------------------------
     Seth W. Lawry

 /s/ Melvin L. Levine        Director                             March 31, 1998
-------------------------
     Melvin L. Levine

 /s/ E. Merle Randolph       Director                             March 31, 1998
-------------------------
     E. Merle Randolph

 /s/ Scott A. Schoen         Director                             March 31, 1998
-------------------------
     Scott A. Schoen

 /s/ Kent R. Weldon          Director                             March 31, 1998
-------------------------
     Kent R. Weldon

                                   SCHEDULE II

                      SYRATECH CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                      Beginning of   Costs and      Charged to                    End of
         Description                    Period        Expenses     Other Accts.   Deductions      Period
         -----------                  ------------   ----------    ------------   ----------    ----------
Year Ended December 31, 1997
Allowance for doubtful accounts        $ 1,861        $ 2,356        $(1,959)     $(1,027)(a)    $ 1,231
Sales returns and allowances             3,501          8,978          1,959       (8,461)(b)      5,977
                                       -------        -------        -------      -------        -------
                                       $ 5,362        $11,334        $    --      $(9,488)       $ 7,208
                                       =======        =======        =======      =======        =======

Year Ended December 31, 1996
Allowance for doubtful accounts        $ 1,603        $    93        $    --      $   165 (a)    $ 1,861
Sales returns and allowances             2,604          5,813             --       (4,916)(b)      3,501
                                       -------        -------        -------      -------        -------
                                       $ 4,207        $ 5,906        $    --      $(4,751)       $ 5,362
                                       =======        =======        =======      =======        =======

Year Ended December 31, 1995
Allowance for doubtful accounts        $ 1,372        $   602        $    --      $  (371)(a)    $ 1,603
Sales returns and allowances             2,133          5,206             --       (4,735)(b)      2,604
                                       -------        -------        -------      -------        -------
                                       $ 3,505        $ 5,808        $    --      $(5,106)       $ 4,207
                                       =======        =======        =======      =======        =======

--------
(a) Doubtful accounts written off

(b) Sales returns and other

                                INDEX TO EXHIBITS

2.1 Restated Agreement and Plan of Merger dated November 27, 1996, effective as of October 23, 1996 between Syratech and THL Transaction I Corp. and the Amendment, dated February 14, 1997 to the Restated Agreement and Plan of Merger. Incorporated by reference from Exhibit
         2.1 to Form S-4 Registration Statement No. 333-16917.
3.1 Restated Certificate of Incorporation of Syratech. Incorporated by reference from Exhibit 3.1 to Form S-1 Registration Statement No. 33-41619.
3.2 Syratech Corporation Certificate of Designations in respect of Series A Preferred Stock dated October 26, 1992. Incorporated by reference from
         Exhibit 3.2 to Form S-4 Registration Statement No. 333-16917.
3.3 Bylaws of Syratech. Incorporated by reference from Exhibit 3.2 to Form S-1 Registration Statement No. 33-41619.
3.4 Amendment to Section 2.9 of the Bylaws of Syratech, effective August 15, 1991. Incorporated by reference from Exhibit 3.3 to Form S-1 Registration Statement No. 33-41619.
3.5 Certificate of Ownership and Merger of WSC Liquidating, Inc. by and into Syratech Corporation dated May 9, 1996. Incorporated by reference from Exhibit 3.5 to Form S-4 Registration Statement No. 333-16917.
3.6      Specimen Common Stock Certificate. Incorporated by reference to Exhibit
         4.1 to Form 10-K of Syratech for the year ended December 31, 1993.
10.1 Form of Amended and Restated Employment Agreement dated as of April 16, 1997 between Leonard Florence and the Company. Incorporated by reference from Exhibit 10.1 to Form S-4 Registration Statement No. 333-16917.
10.2 Employment Agreement dated August 16, 1991 between E. Merle Randolph and the Company. Incorporated by reference from Exhibit 10.17 to Form S-1 Registration Statement No. 33-41619.
10.3 Employment Agreement dated August 16, 1991, between Melvin L. Levine and the 10.4 Company. Incorporated by reference from Exhibit 10.18 to Form S-1 Registration
         Statement No. 33-41619.
10.4 Employment Agreement dated August 16, 1991 between Alan R. Kanter and the Company. Incorporated by reference from Exhibit 10.19 to Form S-1 Registration Statement No. 33-41619.
10.5 Amendment No. 1 dated as of July 27, 1996 to Employment Agreement dated as of August 16, 1991 between E. Merle Randolph and the Company. Incorporated by reference from Exhibit 10.5 to Form S-4 Registration Statement No. 333-16917.
10.6 Amendment No. 1 dated as of May 11, 1995 to Employment Agreement dated as of August 16, 1991 between Melvin L. Levine and the Company. Incorporated by reference from Exhibit 10.8 to Form 10-K for Syratech for the year ended December 31, 1995.
10.7 Amendment No. 1 dated as of July 27, 1996 to Employment Agreement dated as of August 16, 1991 between Alan R. Kanter and the Company. Incorporated by reference from Exhibit 10.7 to Form S-4 Registration Statement No. 333-16917.
10.8 Retirement Benefit Agreement dated as of July 27, 1996 between Faye A. Florence and the Company. Incorporated by reference from Exhibit 10.8 to Form S-4 Registration Statement No. 333-16917.
10.9 Amendment No. 2, dated as of January 31, 1997, effective as of December 31, 1996, to Employment Agreement dated as of August 16, 1991 between
         E. Merle Randolph and the Company. Incorporated by reference from
         Exhibit 10.9 to Form S-4 Registration Statement No. 333-16917.
10.10 Amendment No. 2, dated as of January 31, 1997, effective as of December 31, 1996, to Employment Agreement dated as of August 16, 1991 between Melvin L. Levine and the Company. Incorporated by reference from
         Exhibit 10.10 to Form S-4 Registration Statement No. 333-16917.

10.11 Amendment No. 2 dated January 31, 1997 effective as of December 31, 1996, to Employment Agreement dated as of August 16, 1991 between Alan
         R. Kanter and the Company. Incorporated by reference from Exhibit 10.11 to Form S-4 Registration Statement No. 333-16917.
10.12 Agreement dated December 31, 1996 by and between the Company, THL I Transaction Corp., Leonard Florence and Melvin L. Levine. Incorporated by reference from Exhibit 10.12 to Form S-4 Registration Statement No. 333-16917.
10.13 Agreement dated December 31, 1996 by and between the Company, THL I Transaction Corp., Leonard Florence and E. Merle Randolph. Incorporated by reference from Exhibit 10.13 to Form S-4 Registration Statement No. 333-16917.
10.14 Agreement dated December 31, 1996 by and between the Company, THL I Transaction Corp., Leonard Florence and Alan R. Kanter. Incorporated by reference from Exhibit 10.14 to Form S-4 Registration Statement No. 333-16917.
10.15 Asset Purchase Agreement dated February 2, 1996 by and between Farberware Inc., the Company, Lifetime Hoan Corporation and Far-B Acquisition Corp., Inc. Incorporated by reference from Exhibit 1 to Form 8-K dated April 16, 1996.
10.16 Settlement Agreement dated February 3, 1997 by and among Bruckner Manufacturing Corp. (formerly Farberware Inc.), U.S. Industries, Inc., Farberware Inc. (formerly Far-B Acquisition Corp.) and Lifetime Hoan Corporation. Incorporated by reference from Exhibit 10.16 to Form S-4 Registration Statement No. 333-16917.
10.17 Agreement dated as of December 7, 1995 among the Company, SYR Acquisition Inc. and Rauch Industries, Inc. Incorporated by reference from Exhibit 1 to Form 8-K of the Company dated December 7, 1995. Incorporated by reference from Exhibit 10.17 to Form S-4 Registration Statement No. 333-16917.
10.18 Amended and Restated Line of Credit Agreement among Wallace International de Puerto Rico, Inc., International Silver de Puerto Rico, Inc. and Banco Popular de Puerto Rico dated October 15, 1996. Incorporated by reference from Exhibit 10.18 to Form S-4 Registration Statement No. 333-16917.
10.19 Agreement, dated as of February 2, 1996, by and among the Company, Lifetime Hoan Corporation and Far-B Acquisition Corp. Incorporated by reference from Exhibit 10.19 to Form S-4 Registration Statement No. 333-16917.
10.20 Agreement, dated as of May 3, 1996, by and among the Company, Farberware Inc. and Meyer Manufacturing Co. Ltd. Incorporated by reference from Exhibit 10.20 to Form S-4 Registration Statement No. 333-16917.
10.21 License Agreement, dated as of July 12, 1996, by and between Farberware Inc. and Service Merchandise Company, Inc. (redacted to omit certain royalty information). Incorporated by reference from Exhibit 10.21 to Form S-4 Registration Statement No. 333-16917.
10.22 Agreement, dated as of October 16, 1996, among Farberware Inc., Service Merchandise Company, Inc. and Windmere-Durable Holdings, Inc. (amending
         Item 10.21). Incorporated by reference from Exhibit 10.22 to Form S-4 Registration Statement No. 333-16917.
10.23 Commitment Letter between Banco Popular de Puerto Rico and Wallace International de PR, Inc. dated May 1, 1997. Incorporated by reference from Exhibit 10-1 to Form 10-Q dated August 13, 1997.
10.24 Letter Agreement between Banco Popular de Puerto Rico and Wallace International de PR, Inc. dated May 12, 1997. Incorporated by reference from Exhibit 10-2 to Form 10-Q dated August 13, 1997.
10.25 Amendment No. 1, dated as of July 31, 1997, to Loan and Security Agreement, dated as of April 16, 1997. Incorporated by reference from
         Exhibit 10-1 to Form 10-Q dated November 12, 1997.
10.26 Amendment No. 2, dated as of December 31, 1997, to Loan and Security Agreement, dated as of April 16, 1997.
10.27 Amendment No. 3 dated as of January 26, 1998 to Employment Agreement dated as of August 16, 1991 between E. Merle Randolph and the Company.
10.28 Purchase and Sale Agreement dated as of January 28, 1998 by and among The Claremont Company, Inc. and Faye A. Florence, Leonard Florence and
         E. Merle Randolph, Trustees of 175 Amlegion Realty Trust.

10.29 Escrow Agreement dated January 28, 1998 by and among Faye A. Florence, Leonard Florence and E. Merle Randolph, Trustees of 175 Amlegion Realty Trust and The Claremont Company and Hutchins, Wheeler & Dittmar, A Professional Corporation.
10.30 Agreement between Rauch Industries, Inc. and Guy Yocom Construction, Inc., dated July 31, 1997.
10.31 Agreement between Rauch Industries, Inc. and C.A.S. Construction Inc., dated August 25, 1997.
10.32    Varco-Pruden Purchase Order dated June 16, 1997.
10.33 Amendment No. 3, dated as of March 30, 1998, to Loan and Security Agreement, dated as of April 16, 1997.
11       Statement re: computation of per share earnings.
22 List of Subsidiaries. Incorporated by reference from Exhibit 22 to Form S-4 Registration Statement No. 333-16917.
27.1     Financial Data Schedule
27.2     Financial Data Schedule
27.3     Financial Data Schedule