Form 10-Q
period 1998-03-31
SYRATECH CORP
filed 1998-05-15
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998


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

         175 McClellan Highway
         ---------------------
       East Boston, Massachusetts                           02128-9114
(Address of  principal executive office)                    (Zip Code)


Registrant's telephone number, including area code - 617-561-2200
                                                     ------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---      ---------

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 1998- 3,784,018

                                      INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 1998
          and December 31, 1997                                            1

          Condensed Consolidated Income Statements for the three month
          periods ended March 31, 1998 and 1997                            2

          Condensed Consolidated Statements of Cash Flows for the
          three month periods ended March 31, 1998 and 1997                3

          Notes to Condensed Consolidated Financial Statements             4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             12

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                16

Signature                                                                 17

                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                        (in thousands, except share data)

                                                                            March 31,        December 31,
                                                                              1998               1997
                                                                         -------------       ------------
                                                                           (unaudited)
                          ASSETS
Current assets:
   Cash and equivalents ...............................................      $    960           $  2,981
   Accounts receivable, net ...........................................        43,676             63,893
   Inventories ........................................................        93,910             84,295
   Deferred income taxes ..............................................        13,959             11,337
   Prepaid expenses and other .........................................         2,848              2,392
   Properties held for sale ...........................................         1,836              1,836
                                                                             ---------          ---------
       Total current assets ...........................................       157,189            166,734

Property, plant and equipment, net ....................................        85,104             82,404
Purchase price in excess of net assets acquired, net ..................         6,730              6,790
Other assets, net .....................................................         9,702             10,072
                                                                             ---------          ---------
       Total ..........................................................      $258,725           $ 266,000
                                                                             =========          =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ........................      $ 21,724           $ 18,900
   Accounts payable....................................................        11,497             14,234
   Accrued expenses....................................................        14,428             12,777
   Accrued compensation................................................         2,859              3,390
   Accrued advertising.................................................         2,109              3,576
   Income taxes payable................................................         --                  --
                                                                             ---------          ---------
       Total current liabilities ......................................        52,617             52,877

Long - term debt ......................................................       165,000            165,000
Deferred income taxes .................................................        20,083             20,083
Pension liability and other long - term liabilities....................         3,282              3,136
Committments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized;
    (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000,
    and includes accrued and unpaid dividends of $2,116  in 1998.......        20,116             19,530
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018 shares issued and outstanding ..............            38                 38
   Retained earnings (deficit) ........................................        (2,842)             4,567
   Accumulated other comprehensive income .............................           431                769
                                                                             ---------          ---------
       Total stockholders' equity .....................................        17,743             24,904
                                                                             ---------          ---------
       Total ..........................................................      $258,725           $266,000
                                                                             =========          =========

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                                                  Three Months Ended March 31,
                                                                ------------------------------
                                                                       1998            1997
                                                                    --------          -------
Net sales ........................................................   37,758          $44,039
Cost of sales ....................................................   26,743           31,414
                                                                    --------         --------
     Gross profit ................................................   11,015           12,625

Selling, general and administrative expenses .....................   15,663           14,596
Other operating income ...........................................      532            1,116
                                                                    --------         --------
     Loss from operations ........................................   (4,116)            (855)

Interest expense .................................................   (4,986)              (7)
Interest income ..................................................        5                8
Other income .....................................................       --            1,025
                                                                     --------         --------
     Income (loss) before provision (benefit) for income taxes ...   (9,097)             171

Provision (benefit) for income taxes .............................   (2,547)              64
                                                                    ---------        ---------
     Net income (loss) ...........................................   (6,550)             107

Preferred stock dividends accrued ................................      586
                                                                    --------         --------
     Net income (loss) applicable to common stockholders .........  $(7,136)         $   107
                                                                    ========         ========

Basic earnings (loss) per share:
  Net income (loss) per common share..............................  $ (1.89)         $  0.01
                                                                    ========         ========
    Weighted average number of shares outstanding.................    3,784            8,699
                                                                    ========         ========

Diluted earnings (loss) per share:
  Net income (loss) per common share..............................  $ (1.89)         $  0.01
                                                                    ========         ========
  Shares:
     Weighted average number of shares outstanding................    3,784            8,699
     Effect of dilutive stock options ............................       --              121
                                                                    --------         --------
     Adjusted weighted average number of shares outstanding.......    3,784            8,820
                                                                    ========         ========

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)

                                                         Three Months Ended March 31,
                                                       ------------------------------
                                                           1998              1997
                                                       -----------         ----------
Cash flows from operating activities:
Net income (loss) .....................................  $ (6,550)           $   107
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operations:
   Depreciation and amortization ......................     1,734              1,177
   Deferred income taxes ..............................    (2,622)               (88)
   Other ..............................................         -                130
   Increase (decrease):
       Accounts receivable ............................    20,217             10,899
       Inventories ....................................    (9,615)               528
       Prepaid expenses and other .....................      (456)            (1,388)
       Accounts payable and accrued expenses ..........    (2,938)            (7,821)
       Income taxes payable ...........................                         (930)
                                                         ---------           --------
Net cash provided by (used in) operations .............      (230)             2,614
                                                         ---------           --------

Cash flows from investing activities:
Purchases of property, plant and equipment ............    (4,004)            (6,226)
Other .................................................                          121

                                                         ---------           --------
Net cash used in investing activities .................    (4,004)            (6,105)
                                                         ---------           --------

Cash flows from financing activities:
Change in revolving loan facilities ...................     2,824              1,502
Other .................................................      (611)              (337)

                                                         ---------           --------
Net cash provided by  financing activities.............     2,213              1,165
                                                         ---------           --------

Net decrease in cash and equivalents ..................    (2,021)            (2,326)

Cash and equivalents, beginning of period .............     2,981              3,605

                                                         ---------           --------
Cash and equivalents, end of period....................  $    960            $ 1,279
                                                         =========           ========

            See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (in thousands, except share and per share data)


1. FINANCIAL INFORMATION

   The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 Annual Report on Form 10 - K.

   In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998              1997
                                                   ----              ----
Cash paid during the period for:
     Interest..............................        $616            $  280
                                                   ====            ======
     Income taxes..........................        $376            $1,172
                                                   ====            ======


3. INVENTORIES

Inventories consisted of the following:

                                                March 31,      December 31,
                                                  1998             1997
                                                ---------      ------------
Raw material...............................      $ 9,916         $10,169
Work-in-process............................        5,947           4,917
Finished goods.............................       78,047          69,209
                                                 -------         -------
     Total.................................      $93,910         $84,295
                                                 =======         =======


4. INCOME TAXES

   The (benefit) provision for income tax expense for the three month periods ended March 31, 1998 and 1997, respectively, have been computed using the estimated effective full year tax rates. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. NOTES PAYABLE

   The Company's C.J. Vander Ltd subsidiary entered into an overdraft facility on March 16, 1998 ("Overdraft Facility") which provides for borrowings of (pound)500,000 ($835 at the March 31, 1998 exchange rate). Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of C.J.Vander Ltd's assets. The Overdraft Facility is due on demand and expires on September 11, 1998. Availability under the Overdraft Facility was $655 at March 31, 1998.

                      SYRATECH CORPORATION AND SUBSIDIARIES

6. COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998              1997
                                                   ----              ----
Net income (loss) applicable to common
  stockholders ...............................   $(7,136)           $ 107
Other comprehensive income, net of tax:
  Foreign currency translation adjustments ...      (338)            (394)
                                                 -------            -----
Comprehensive loss ...........................   $(7,474)           $(287)
                                                 =======            =====

Accumulated other comprehensive income consists only of foreign currency translation adjustments.


7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will be required to adopt the provisions of this statement in its annual financial statements for fiscal 1998. SFAS 131 establishes new standards for reporting information about operating segments. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of statement of operations and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments on which it will report.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 standardizes the disclosure requirement for pensions and other postretirement benefits to the extent practicable. It does not change the measurement or recognition of those plans. The Company will be required to adopt the provisions of this statement in its annual financial statements for fiscal 1998. The adoption of these provisions will not have a material impact upon the Company's consolidated financial statements.


8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental condensed consolidating financial statements as of March 31, 1998 and 1997 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 1998

                                                          Issuer/                         Non
                                                        Guarantor        Guarantor     Guarantor
                                                          Parent        Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                        ---------       ------------  ------------   ------------   ------------
                  ASSETS
Current assets:
   Cash and equivalents ..............................  $     19        $    242        $   699       $               $    960
   Accounts receivable, net ..........................                    40,042          3,634                         43,676
   Inventories .......................................                    89,749          4,120              41         93,910
   Deferred income taxes .............................       729          13,230                                        13,959
   Prepaid expenses and other ........................       113           2,338            397                          2,848
   Properties held for sale...........................                     1,151            685                          1,836
                                                        ---------       ---------       --------      ----------      ---------
       Total current assets ..........................       861         146,752          9,535              41        157,189

Property, plant and equipment, net ...................                    81,184          3,972             (52)        85,104
Purchase price in excess of net assets acquired ......                     6,730                                         6,730
Other assets .........................................   188,884             260                       (179,442)         9,702
                                                        ---------       ---------       --------      ----------      ---------
       Total .........................................  $189,745        $234,926        $13,507       $(179,453)      $258,725
                                                        =========       =========       ========      ==========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable .......  $               $ 21,544        $   180       $               $ 21,724
   Accounts payable...................................                     9,426          2,071                         11,497
   Accrued expenses...................................  $   9,188          4,817            423                         14,428
   Accrued compensation...............................                     2,673            186                          2,859
   Accrued advertising................................                     2,109                                         2,109
   Income taxes payable...............................    19,949         (19,615)          (340)              6
                                                        ---------       ---------       --------      ----------      ---------
       Total current liabilities .....................    29,137          20,954          2,520               6         52,617
Long-term debt .......................................   165,000                                                       165,000
Deferred income taxes ................................     2,295          17,788                                        20,083
Pension liability.....................................                     3,282                                         3,282
Other long - term liabilities ........................
Intercompany (receivable) payable ....................   (63,035)         63,035         (8,800)          8,800
Commitments and contingencies ........................
Stockholders' equity .................................    56,348         129,867         19,787        (188,259)        17,743
                                                        =========       =========       ========      ==========      =========
       Total .........................................  $189,745        $234,926        $13,507       $(179,453)      $258,725
                                                        =========       =========       ========      ==========      =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1997

                                                      Issuer/                      Non
                                                     Guarantor   Guarantor      Guarantor
                                                      Parent    Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                     --------   ------------   ------------  ------------  ------------
                    ASSETS
Current assets:
   Cash and equivalents ..........................  $     18      $     91        $ 2,872      $             $  2,981
   Accounts receivable, net ......................                  60,682          3,211                      63,893
   Inventories ...................................                  79,500          4,754             41       84,295
   Deferred income taxes .........................       729        10,608                                     11,337
   Prepaid expenses and other ....................                   2,075            317                       2,392
   Properties held for sale.......................                   1,836                                      1,836
                                                    --------      --------       --------      ---------     --------
       Total current assets ......................       747       154,792         11,154             41      166,734

Property, plant and equipment, net ...............                  78,406          3,947             51       82,404
Purchase price in excess of net assets acquired ..                   6,790                                      6,790
Other assets .....................................   189,236           278                      (179,442)      10,072
                                                    --------      --------       --------      ---------     --------
       Total .....................................  $189,983      $240,266        $15,101      $(179,350)    $266,000
                                                    ========      ========       ========      =========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ...  $             $ 18,900        $            $               18,900
   Accounts payable...............................                  12,703          1,531                      14,234
   Accrued expenses...............................     4,515         7,730            532                      12,777
   Accrued compensation...........................                   3,020            370                       3,390
   Accrued advertising............................                   3,576                                      3,576
   Income taxes payable...........................    19,949       (19,877)           (78)             6
                                                    --------      --------       --------      ---------     --------
       Total current liabilities .................    24,464        26,052          2,355              6       52,877
Long-term debt  ..................................   165,000                                                  165,000
Deferred income taxes ............................     2,295        17,788                                     20,083
Pension liability.................................                   3,136                                      3,136
Other long - term liabilities ....................
Intercompany (receivable) payable ................   (63,038)       64,997         (7,677)         5,718
Commitments and contingencies ....................
Stockholders' equity .............................    61,262       128,293         20,423       (185,074)      24,904
                                                    ========      ========       ========      =========     ========
       Total .....................................  $189,983      $240,266        $15,101      $(179,350)    $266,000
                                                    ========      ========       ========      =========     ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1998

                                                     Issuer/                       Non
                                                   Guarantor     Guarantor      Guarantor
                                                     Parent     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                   -----------  ------------   ------------  ------------  ------------
Net sales ......................................                   $32,503        $11,107      $(5,852)      $37,758
Cost of sales ..................................                    24,263          8,332       (5,852)       26,743

                                                                   --------        -------     --------      --------
     Gross profit ..............................                     8,240          2,775                     11,015

Selling, general and administrative expenses ...        $113        12,918          2,658          (26)       15,663
Other operating income .........................                       532                                       532
                                                  -----------      --------        -------     --------      --------
     Income (loss) from operations .............        (113)       (4,146)           117           26        (4,116)

Interest expense ...............................      (4,890)          (93)            (3)                    (4,986)
Interest income ................................                                        5                          5
Other income ...................................

                                                  -----------      --------        -------     --------      --------
     Income (loss) before provision
        (benefit) for income taxes                    (5,003)       (4,239)           119           26        (9,097)

Provision (benefit) for income taxes ...........                    (2,600)            53                     (2,547)

                                                  -----------      --------        -------     --------      --------
     Net income (loss)..........................      (5,003)       (1,639)            66           26        (6,550)

Preferred stock dividends accrued ..............         586                                                     586

                                                  -----------      --------        -------     --------      --------
     Net income (loss) applicable to
       common stockholders .....................     $(5,589)      $(1,639)       $    66      $    26       $(7,136)
                                                  ===========      ========        =======     ========      ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1997

                                                             Issuer/                         Non
                                                           Guarantor    Guarantor         Guarantor
                                                             Parent    Subsidiaries      Subsidiaries   Eliminations  Consolidated
                                                        ------------   ------------      ------------   ------------  ------------
Net sales ..........................................                       $38,059         $11,962       $(5,982)        $44,039
Cost of sales ......................................        $   433         27,396           9,567        (5,982)         31,414
                                                            -------         ------           -----        ------          ------
     Gross profit ..................................           (433)        10,663           2,395                        12,625
Selling, general and administrative expenses .......          1,922         10,264           2,480           (70)         14,596
Other operating income .............................                         1,116                                         1,116
                                                            -------         ------           -----        ------          ------
     Income (loss) from operations .................         (2,355)         1,515             (85)           70            (855)

Interest expense ...................................                            (4)             (3)                           (7)
Interest income ....................................                             2               6                             8
Other income .......................................                         1,025                                         1,025
                                                            -------         ------           -----        ------          ------
     Income (loss) before provision (benefit)
        for income taxes ...........................         (2,355)         2,538             (82)           70             171

Provision (benefit) for income taxes ...............                           (89)            153                            64
                                                            -------         ------           -----        ------          ------
     Net income (loss)..............................         (2,355)         2,627            (235)           70             107

Preferred stock dividends accrued ..................
                                                            -------         ------           -----        ------          ------
     Net income (loss) applicable to
        common stockholders ........................        $(2,355)       $ 2,627         $  (235)      $    70        $    107
                                                            =======        =======         =======       =======         ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 1998

                                                               Issue                          Non
                                                              Guarantor     Guarantor      Guarantor
                                                               Parent      Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                           ------------    ------------   ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss) .........................................    $(5,003)     $(1,639)       $    66          $ 26        $ (6,550)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operations:
   Depreciation and amortization ..........................        352        1,276            106                         1,734
   Deferred income taxes ..................................                  (2,622)                                      (2,622)
   Increase (decrease) in assets and liabilities,
       net of effect of businesses acquired:
       Accounts receivable ................................                  21,325         (1,108)                       20,217
       Inventories ........................................                 (10,249)           634                        (9,615)
       Prepaid expenses and other assets...................       (113)        (263)           (80)                         (456)
       Accounts payable and accrued expenses ..............      4,673       (7,858)           247                        (2,938)
       Income taxes payable ...............................                     262           (262)
       Intercompany account ...............................        365        1,148         (1,487)          (26)
                                                               -------      -------        -------          -----        --------
Net cash (used in) provided by operations .................        274        1,380         (1,884)            -            (230)
                                                               -------      -------        -------          -----        --------

Cash flows from investing activities:
  Purchases of property, plant and equipment ..............                  (3,873)          (131)                       (4,004)
                                                               -------      -------        -------          -----        --------
Net cash (used in) investing activities ...................                  (3,873)          (131)            -          (4,004)
                                                               -------      -------        -------          -----        --------
Cash flows from financing activities:
  Change in revolving loan facilities .....................                   2,644            180                         2,824
  Other ...................................................       (273)                       (338)                         (611)
                                                               -------      -------        -------          -----        --------

Net cash provided by (used in) financing activities........       (273)       2,644           (158)            -           2,213
                                                               -------      -------        -------          -----        --------

Net increase (decrease) in cash and equivalents ...........          1          151         (2,173)                       (2,021)

Cash and equivalents, beginning of period .................         18           91          2,872                         2,981
                                                               -------      -------        -------          -----        --------
Cash and equivalents, end of period........................    $    19      $   242        $   699          $  -        $    960
                                                               ========     ========       ========         =====        ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 1997

                                                              Issuer/                      Non
                                                             Guarantor    Guarantor     Guarantor
                                                               Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                           -----------   ------------  ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss) .........................................   $(2,355)      $ 2,627      $  (235)      $  70         $   107
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operations:
   Depreciation and amortization ..........................                   1,089           88                       1,177
   Deferred income taxes ..................................                     (88)                                     (88)
   Other ..................................................        20           110                                      130
   Increase (decrease) in assets and liabilities,
    net of effect of businesses acquired:
       Accounts receivable ................................                  11,137         (238)                     10,899
       Inventories ........................................                    (224)         752                         528
       Prepaid expenses and other assets ..................                      71       (1,459)                     (1,388)
       Accounts payable and accrued expenses ..............       (16)       (7,713)         (92)                     (7,821)
       Income taxes payable ...............................        (1)         (844)         (85)                       (930)
       Intercompany account ...............................     2,309        (2,817)         578         (70)
                                                             --------      --------      -------       ------        --------
Net cash (used in) provided by operations .................       (43)        3,348         (691)          -           2,614
                                                             --------      --------      -------       ------        --------

Cash flows from investing activities:
  Purchases of property, plant and equipment ..............                  (5,049)      (1,177)                     (6,226)
  Other ...................................................                     121                                      121
                                                             --------      --------      -------       ------        --------

Net cash (used in) investing activities ...................                  (4,928)      (1,177)          -          (6,105)
                                                             --------      --------      -------       ------        --------

Cash flows from financing activities:
  Change in revolving loan facilities .....................                   1,534          (32)                      1,502
  Deferred financing costs and other ......................        43                       (380)                       (337)
                                                             --------      --------      -------       ------        --------

Net cash provided by (used in) financing activities........        43         1,534         (412)          -           1,165
                                                             --------      --------      -------       ------        --------

Net increase (decrease) in cash and equivalents ...........                     (46)      (2,280)                     (2,326)

Cash and equivalents, beginning of period .................        18           146        3,441                       3,605
                                                              --------      --------      -------       ------        --------

Cash and equivalents, end of period........................   $    18       $   100      $ 1,161       $   -         $ 1,279
                                                             ========      ========      =======       ======        ========

                      SYRATECH CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements


   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD - LOOKING STATEMENTS INCLUDING BUT NOT LIMITED TO, (i) STATEMENTS RELATING TO THE COMPANY'S ABILITY TO EXECUTE ITS GROWTH STRATEGIES AND TO REALIZE ITS GROWTH OBJECTIVES, (ii) THE COMPANY'S PLANNED EXPANSION OF ITS PRODUCT OFFERINGS, (iii) THE COMPANY'S ABILITY TO GEREATE SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS KNOWN OBLIGATIONS, AND (iv) THE CONTINUATION OF AND THE COMPANY'S ABILITY TO BENEFIT FROM, THE VENDOR CONSOLIDATION TREND IN THE RETAIL INDUSTRY.

   For additional information concerning these and other important factors that may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Results of Operations

Three months ended March 31, 1998 compared to three months ended March 31, 1997

   Net sales decreased 14.3% to $37.8 million for the three months ended March 31, 1998 from $44.0 million for the three months ended March 31, 1997. This change is primarily due to decreased sales of discontinued giftware items and lower Silvestri Christmas liquidation sales which were unusually high in the first quarter of 1997 as the Company closed out inventory acquired in the 1996 acquisition of the Silvestri productline. The changes in normal product prices did not materially impact net sales.

   Gross profit decreased 12.8% to $11.0 million for the three months ended March 31, 1998 from $12.6 million for the three months ended March 31, 1997. Gross profit as a percentage of sales was 29.2% for the 1998 first quarter compared to 28.7% for the comparable 1997 period. The 0.5 percentage point increase in gross profit percentage was primarily a result of a decrease in liquidation sales volume. The increase in gross profit as a percentage of sales was not materially impacted by change in normal product pricing.

   Selling, general and administrative expenses ("S, G & A expenses") increased to 41.5% as a percentage of net sales or $15.7 million for the three months ended March 31, 1998 from 33.1% or $14.6 million for the three months ended March 31, 1997. The increase in S, G & A expenses was due primarily to higher personnel and related costs, higher M.I.S. spending as a result of integrating the operations of the 1996 acquisitions and increased advertising, legal fees and provisions for bad debt expense. In addition, the first quarter of 1997 included a one - time favorable legal settlement.

   Loss from operations was $4.1 million and $0.9 million for the first quarter of 1998 and 1997, respectively and included other operating income of $0.5 million in 1998 primarily from Farberware license revenue and $1.1 million in 1997 primarily from the disposal of Farberware inventory.

   Interest expense was $5.0 million for the three months ended March 31, 1998 compared to seven thousand dollars in the same three months of 1997. This change results from interest expense related to debt incurred in connection with the April 16, 1997 merger of the Company with THL Transaction I Corp., a corporation, controlled by affiliates of Thomas H. Lee Company (the "Merger").

   Other non operating income of $1.0 million for the three months ended March 31, 1997 relates to the sale of certain tools and equipment in conjunction with the February 3, 1997 settlement reached with U. S. Industries, Inc. and Bruckner Manufacturing Corp.

   The benefit from income taxes was $2.5 million for the first quarter of 1998, compared to a provision for income taxes of sixty four thousand dollars for the first quarter of 1997. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

   Net loss applicable to common stockholders for the first quarter of 1998 was $(7.1) million or ($1.89) diluted per share, on adjusted weighted average shares of 3,784,018, compared to net income applicable to common stockholders for the first quarter of 1997 of one hundred and seven thousand dollars or $0.01 diluted per share, on adjusted weighted average shares of 8,820,000.


Liquidity and Capital Resources

   Net cash used in by operating activities for the three months ended March 31, 1998 was 0.2 million. The major uses of cash were for interest expense as a result of debt incurred in connection with the Merger, and the customary first quarter increase in manufactured Christmas ornament inventory in preparation for the fall selling season. Partially offsetting these was the seasonal collection of accounts receivable.

   The Company's working capital requirements are seasonal and tend to be highest in the period from September through December due to the Christmas selling season. Accounts receivable tend to decline during the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

   Capital expenditures were approximately $4.0 million for the three months ended March 31, 1998. These expenditures were primarily for construction of the warehouse and distribution facility in Mira Loma, CA, and machinery, equipment and tools and dies for the Company's manufacturing facilities and distribution facilities.

   The Company's Revolving Credit Facility as amended on July 31,1997, December 31, 1997 and March 30,1998 provides for $130.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, the Company was required during February and March of 1998 to maintain excess availability of at least $30.0 million, and is required to maintain excess availability of at least $45.0 million during February and March of subsequent years. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants for the Company and the subsidiary borrowers, including but not limited to funded debt to earnings before income taxes, depreciation, amortization, and certain adjustments ("EBITDA") as defined in the Revolving Credit Facility, fixed charge ratios, capital expenditure covenants, and minimum consolidated net worth on or after December 31, 1997 of at least $1.00 (not in thousands). The Company is in compliance with the covenants, as amended, as of March 31, 1998 and for the quarter then ended. The Company expects to be in compliance with all covenants, as amended, during fiscal 1998. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $45.0 million at March 31, 1998.

   One of the Company's Wallace Puerto Rican subsidiaries has a $1.0 million facility (the "Facility"), expiring on May 31,

1998. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's Prime Rate less 25 basis points. Availability under the Facility was $0.3 million at March 31, 1998.

   See Note 5 to the Condensed Consolidated Financial Statements.

   The Notes due April 15, 2007, issued in connection with the Merger, require interest payments to be made semi-annually on April 15 and October 15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated Indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority Lien on the accounts receivable and inventory of the Company and its domestic subsidiaries. Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Notes are redeemable in whole or in part, at the Company's option, after April 15, 2002.

   The Company's ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Note Indenture.

   The liquidation preference of the Company's Cumulative Redeemable Preferred Stock is $1,000 per share plus accrued but unpaid dividends. Holders of the Cumulative Redeemable Preferred Stock are entitled, subject to the rights of creditors, in the event of any voluntary or involuntary liquidation of the Company, to an amount in cash equal to $1,000 for each share outstanding plus all accrued and unpaid dividends. The rights of holders of the Cumulative Redeemable Preferred Stock upon liquidation of the Company rank prior to those of the holders of Syratech Common Stock.

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

   The Company's level of indebtedness will have several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Revolving Credit Facility and the indenture governing the Note will require the Company to meet certain financial tests, and other restrictions may limit its ability to borrow funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business including possible acquisition activities, and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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


Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will be required to adopt the provisions of this statement in its annual financial statements for fiscal 1998. SFAS 131 establishes new standards for reporting information about operating segments. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of statement of operations and balance sheet items for each reportable operating segment. The Company has not yet completed its analysis of the operating segments on which it will report.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits" SFAS 132 standardizes the disclosure requirement for pensions and other postretirement benefits to the extent practicable. It does not change the measurement or recognition of those plans. The Company will be required to adopt the provisions of this statement in its annual financial statements for fiscal 1998. The adoption of these provisions will not have a material impact upon the Company's consolidated financial statements.

                            PART II-OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

   (a) Exhibits:

       EX-10 Advice of Borrowing Terms between C.J. Vander Ltd and NatWest Bank P.L.C., dated March 16, 1998

       EX-11 Computation of Net Income per Common Share.

       EX-12 Computation of Ratio Of Earnings before Fixed Charges To Fixed Charges

       EX-27 Financial Data Schedule



   (b) Reports on Form 8-K:

       There were no reports filed on Form 8-K during the three months ended March 31, 1998.

                      SYRATECH CORPORATION AND SUBSIDIARIES


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Syratech Corporation


Dated:  May 15, 1998
                            /s/ Ami A. Trauber
                            --------------------------------------------------
                            Ami A. Trauber
                            Executive Vice President, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

                         Filed with Syratech Corporation
                    Report on Form 10-Q for the Quarter Ended
                                 March 31, 1998



   Exhibit No
   ----------



      EX-10 Advice of Borrowing Terms between C.J. Vander Ltd and NatWest Bank P.L.C., dated March 16, 1998

      EX-11  Computation of Net Income per Common Share.

      EX-12  Computation of Ratio Of Earnings before Fixed Charges To Fixed
             Charges

      EX-27  Financial Data Schedule