Form 10-Q
period 1998-06-30
SYRATECH CORP
filed 1998-08-14
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998


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


Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at June 30, 1998 - 3,784,018

                                      INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets at June 30, 1998
         and December 31, 1997                                              1

         Condensed Consolidated Income Statements for the three and six
         month periods ended June 30, 1998 and 1997                         2

         Condensed Consolidated Statements of Cash Flows for the three
         and six month periods ended June 30, 1998 and 1997                 3

         Notes to Condensed Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               15

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  20

Signature                                                                  21

                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                        (in thousands, except share data)


                                                                           June 30,         December 31,
                                                                             1998              1997
                                                                           --------         ------------
ASSETS
Current assets:
   Cash and equivalents ..............................................     $  1,294          $  2,981
   Accounts receivable, net ..........................................       38,985            63,893
   Inventories .......................................................      111,841            84,295
   Deferred income taxes .............................................       16,270            11,337
   Prepaid expenses and other ........................................        2,858             2,392
   Properties held for sale ..........................................        1,736             1,836
                                                                           --------          --------
       Total current assets ..........................................      172,984           166,734

Property, plant and equipment, net ...................................       87,724            82,404
Purchase price in excess of net assets acquired, net .................        6,670             6,790
Other assets, net ....................................................        9,328            10,072
                                                                           --------          --------
       Total .........................................................     $276,706          $266,000
                                                                           ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable .......................     $ 49,588          $ 18,900
   Accounts payable ..................................................       12,847            14,234
   Accrued expenses ..................................................        8,524            12,777
   Accrued compensation ..............................................        2,804             3,390
   Accrued advertising ...............................................        2,141             3,576
   Income taxes payable ..............................................          119                --
                                                                           --------          --------
       Total current liabilities .....................................       76,023            52,877

Long-term debt .......................................................      165,000           165,000
Deferred income taxes ................................................       20,089            20,083
Pension liability ....................................................        3,428             3,136
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized;
    (25,000 designated as cumulative redeemable preferred stock,
    18,000 shares issued and outstanding, liquidation value of
    $18,000, and includes accrued and unpaid dividends of $2,702
    in 1998 ..........................................................       20,702            19,530
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018  shares issued and outstanding ............           38                38
   Retained earnings (deficit) .......................................       (9,036)            4,567
   Accumulated other comprehensive income ............................          462               769
                                                                           --------          --------
       Total stockholders' equity ....................................       12,166            24,904
                                                                           --------          --------
       Total .........................................................     $276,706          $266,000
                                                                           ========          ========

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                                     ----------------------------     -------------------------
                                                                          1998            1997          1998           1997
                                                                        --------        -------       --------        -------
Net sales ...........................................................   $42,248         $41,015       $ 80,006        $85,054
Cost of sales .......................................................    30,166          29,664         56,909         61,078
                                                                        --------        -------       --------        -------
     Gross profit ...................................................    12,082          11,351         23,097         23,976

Selling, general and administrative expenses ........................    14,707          18,145         30,370         32,741
Other operating income ..............................................       580             720          1,112          1,836
                                                                        --------        -------       --------        -------
     Loss from operations ...........................................    (2,045)         (6,074)        (6,161)        (6,929)

Interest expense ....................................................    (5,744)         (4,304)       (10,730)        (4,311)
Interest income .....................................................         1             194              6            202
Other income ........................................................                     1,159                         2,184
                                                                        --------        -------       --------        -------
     Loss before benefit for income taxes ...........................    (7,788)         (9,025)       (16,885)        (8,854)

Benefit for income taxes ...........................................    (2,180)         (3,384)        (4,727)        (3,320)
                                                                        --------        -------       --------        -------
     Net loss .......................................................    (5,608)         (5,641)       (12,158)        (5,534)

Preferred stock dividends accrued ...................................       586             450          1,172            450
                                                                        --------        -------       --------        -------
     Net loss applicable to common stockholders .....................   $(6,194)        $(6,091)      $(13,330)       $(5,984)
                                                                        ========        =======       ========        =======
Basic loss per share:
  Net loss per common share .........................................   $ (1.64)        $ (1.33)      $  (3.52)       $ (0.90)
                                                                        ========        =======       ========        =======
    Weighted average number of shares outstanding ...................     3,784           4,595          3,784          6,649
                                                                        ========        =======       ========        =======
Diluted loss per share:
  Net loss per common share .........................................   $ (1.64)        $ (1.33)      $  (3.52)       $ (0.90)
                                                                        ========        =======       ========        =======

     Adjusted weighted average number of shares outstanding .........     3,784           4,595          3,784          6,649
                                                                        ========        =======       ========        =======

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)


                                                                      Six Months Ended June 30,
                                                                  --------------------------------
                                                                    1998                   1997
                                                                  ---------              ---------
Cash flows from operating activities:
Net loss ....................................................     $ (12,158)             $  (5,534)
Adjustments to reconcile net loss to net cash
  used in operations:
   Depreciation and amortization ............................         3,658                  2,791
   Deferred income taxes ....................................        (4,927)                (3,690)
   Compensation related to stock options ....................                                  209
   Other ....................................................           292                    262
   Increase (decrease) in assets and liabilities:
       Accounts receivable ..................................        24,908                 13,070
       Inventories ..........................................       (27,546)               (25,084)
       Prepaid expenses and other ...........................          (466)               (11,440)
       Accounts payable and accrued expenses ................        (7,661)                  (506)
       Income taxes payable .................................           119                   (930)
                                                                  ---------              ---------
Net cash used in operations .................................       (23,781)               (30,852)
                                                                  ---------              ---------

Cash flows from investing activities:
 Purchases of property, plant and equipment .................        (8,110)                (9,059)
 Other ......................................................           167                     90
                                                                  ---------              ---------
Net cash used in investing activities .......................        (7,943)                (8,969)
                                                                  ---------              ---------

Cash flows from financing activities:
  Change in revolving loan facilities .......................        30,688                 14,644
  Proceeds from borrowings ..................................                              165,000
  Proceeds from sale of preferred stock .....................                               18,000
  Proceeds from sale of common stock ........................                               75,993
  Purchase of common stock for retirement (including
     related costs) .........................................                             (235,210)
  Exercise of stock options .................................                                  112
  Other .....................................................          (651)                  (195)
                                                                  ---------              ---------
Net cash provided by financing activities ...................        30,037                 38,344
                                                                  ---------              ---------
Net decrease in cash and equivalents ........................        (1,687)                (1,477)
Cash and equivalents, beginning of period ...................         2,981                  3,605
                                                                  ---------              ---------
Cash and equivalents, end of period .........................     $   1,294              $   2,128
                                                                  =========              =========

       See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (in thousands, except share and per share data)


1. FINANCIAL INFORMATION

     The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.

     In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.


2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                Six Months Ended June 30,
                                            ------------------------------
                                              1998                   1997
                                            -------                  -----
Cash paid during the period for:
     Interest.............................. $10,483                  $451
                                            =======                  ====
     Income taxes.......................... $   607                  $797
                                            =======                  ====


3. INVENTORIES

Inventories consisted of the following:

                                                           June 30,     December 31,
                                                             1998          1997
                                                       --------------   ------------
Raw material.........................................  $       13,084   $     10,169
Work-in-process......................................           6,753          4,917
Finished goods.......................................          92,004         69,209
                                                       --------------   ------------
     Total...........................................  $      111,841   $     84,295
                                                       ==============   ============

4. INCOME TAXES

     The benefit for income taxes for the three and six month periods ended June 30, 1998 and 1997, respectively, have been computed using the estimated effective full year tax rates. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

                      SYRATECH CORPORATION AND SUBSIDIARIES

5. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

     On May 28, 1998, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility. The renewed facility expires on May 30, 1999.

     The Company's C.J. Vander Ltd. subsidiary entered into an overdraft facility on March 16, 1998 ("Overdraft Facility") which provides for borrowings of (pound)500. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft Facility is due on demand and expires on September 11, 1998. Availability under the Overdraft Facility was (pound)232 at June 30, 1998.


6. COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:

                                                                  Six Months Ended June 30,
                                                                ------------------------------
                                                                  1998                  1997
                                                                --------               -------
Net loss applicable to common stockholders ..................   $(13,330)              $(5,984)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ....................       (307)                 (128)
                                                                --------               -------
Comprehensive loss ..........................................   $(13,637)              $(6,112)
                                                                ========               =======


Accumulated other comprehensive income reported in the Condensed Consolidated balance sheets consists only of foreign currency translation adjustments.

7. OFFICERS RETIREMENT PLAN

     In connection with the April 16, 1997 merger of the Company with THL Transaction I Corp, a corporation controlled by affiliates of Thomas H. Lee Company, (the "Merger") the Company amended its Employment Agreement with Leonard Florence. This Amended and Restated Employment Agreement (i) provided for a change in his term of full-time employment from a rolling five-year term to a fixed five-year term (ii) provided for a minimum base compensation of $1.15 million per annum, (iii) established $1.15 million as the minimum amount upon which his retirement benefit (and survivors benefit of his surviving spouse) will be computed and (iv) created contractual rights with respect to certain perquisites that are accorded to him informally under his arrangement with the Company. On July 29, 1998, the Company entered into Amendment No. 1 to Mr. Florence's Amended and Restated Employment Agreement which provided, among other things, for modification of the computation and payment of the retirement benefit. The amended terms provide for the acceleration of payments related to the retirement benefit provided that such payments are allowed under the terms of the Company's credit agreements, as amended. The Company has been providing for the retirement benefit according to the terms of the April 16, 1997 agreement and the changes did not impact the financial statements for the period ending June 30, 1998 and are not expected to have a material impact on the financial statements for the year ended December 31, 1998.

                      SYRATECH CORPORATION AND SUBSIDIARIES

8. RECENT ACCOUNTING PRONOUNCEMENTS

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


9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following supplemental condensed consolidating financial statements as of June 30, 1998 and 1997 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 1998 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 1998

                                                       Issuer/                          Non
                                                      Guarantor       Guarantor      Guarantor
                                                       Parent       Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                      ---------     ------------   ------------     ------------    ------------

 ASSETS
 Current assets:
    Cash and equivalents ..........................    $     19         $    141        $ 1,134       $                 $  1,294
    Accounts receivable, net ......................                       34,414          4,571                           38,985
    Inventories ...................................                      106,257          5,543              41          111,841
    Deferred income taxes .........................       7,744            8,526                                          16,270
    Prepaid expenses and other ....................         113            2,131            614                            2,858
    Properties held for sale ......................                        1,051            685                            1,736
                                                       --------         --------        -------       ---------         --------
        Total current assets ......................       7,876          152,520         12,547              41          172,984

 Property, plant and equipment, net ...............                       83,818          3,957             (51)          87,724
 Purchase price in excess of net assets acquired ..                        6,670                                           6,670
 Other assets, net ................................       9,169              159                                           9,328
 Investment .......................................     179,442                                        (179,442)
                                                       --------         --------        -------       ---------         --------
        Total .....................................    $196,487         $243,167        $16,504       $(179,452)        $276,706
                                                       ========         ========        =======       =========         ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Revolving loan facilities and notes payable ...    $                $ 49,134        $   448       $       6         $ 49,588
    Accounts payable ..............................                        8,751          4,096                           12,847
    Accrued expenses ..............................       3,872            4,227            425                            8,524
    Accrued compensation ..........................                        2,625            179                            2,804
    Accrued advertising ...........................                        2,411           (270)                           2,141
    Income taxes payable ..........................      15,932          (15,813)            --                              119
                                                       --------         --------        -------       ---------         --------
        Total current liabilities .................      19,804           51,335          4,878               6           76,023
 Long-term debt ...................................     165,000               --                                         165,000
 Deferred income taxes ............................       4,044           16,045                                          20,089
 Pension liability ................................                        3,428                                           3,428
 Intercompany (receivable) payable ................     (52,987)          62,891         (8,622)         (1,282)
 Commitments and contingencies ....................                           --
 Stockholders' equity .............................      60,626          109,468         20,248        (178,176)          12,166
                                                       --------         --------        -------       ---------         --------
        Total .....................................    $196,487         $243,167        $16,504       $(179,452)        $276,706
                                                       ========         ========        =======       =========         ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1997

                                                          Issuer/                        Non
                                                         Guarantor     Guarantor      Guarantor
                                                          Parent     Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                         ---------   ------------  ---------------  ------------   ------------
 ASSETS
 Current assets:
    Cash and equivalents ..............................  $     18     $     91         $ 2,872        $              $  2,981
    Accounts receivable, net ..........................                 61,367           2,526                         63,893
    Inventories .......................................                 79,500           4,754               41        84,295
    Deferred income taxes .............................     5,027        6,310                                         11,337
    Prepaid expenses and other ........................                  2,075             317                          2,392
    Properties held for sale ..........................                  1,151             685                          1,836
                                                         --------     ---------        -------        ---------      --------
        Total current assets ..........................     5,045      150,494          11,154               41       166,734

 Property, plant and equipment, net ...................                 78,406           3,947               51        82,404
 Purchase price in excess of net assets acquired ......                  6,790                                          6,790
 Other assets, net ....................................     9,794          278                                         10,072
 Investment in subsidiaries ...........................   179,442                                      (179,442)
                                                         --------     ---------        -------        ---------      --------
        Total .........................................  $194,281     $235,968         $15,101        $(179,350)     $266,000
                                                         ========     =========        =======        =========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Revolving loan facilities and notes payable .......  $            $ 18,900         $              $              $ 18,900
    Accounts payable ..................................                 12,703           1,531                         14,234
    Accrued expenses ..................................     4,515        7,730             532                         12,777
    Accrued compensation ..............................                  3,020             370                          3,390
    Accrued advertising ...............................                  3,576                                          3,576
    Income taxes payable ..............................    15,933      (15,861)            (78)               6
                                                         --------     ---------        -------        ---------      --------
        Total current liabilities .....................    20,448       30,068           2,355                6        52,877
 Long-term debt .......................................   165,000                                                     165,000
 Deferred income taxes ................................     4,044       16,039                                         20,083
 Pension liability ....................................                  3,136                                          3,136
 Intercompany (receivable) payable ....................   (63,038)      64,997          (7,677)           5,718
 Commitments and contingencies
 Stockholders' equity .................................    67,827      121,728          20,423         (185,074)       24,904
                                                         --------     ---------        -------        ---------      --------
        Total .........................................  $194,281     $235,968         $15,101        $(179,350)     $266,000
                                                         ========     =========        =======        =========      ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1998

                                                      Issuer/                         Non
                                                     Guarantor      Guarantor      Guarantor
                                                       Parent      Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                     ---------     ------------   ------------    ------------    ------------
Net sales ........................................   $               $66,556        $27,105        $(13,655)        $ 80,006
Cost of sales ....................................                    49,578         20,986         (13,655)          56,909
                                                     --------        -------        -------        --------         --------
     Gross profit ................................                    16,978          6,119                           23,097

Selling, general and administrative expenses .....        225         24,353          5,856             (64)          30,370
Other operating income ...........................                     1,112                                           1,112
                                                     --------        -------        -------        --------         --------
    Income (loss) from operations ................       (225)        (6,263)           263              64           (6,161)

Interest expense .................................     (9,783)          (936)           (11)                         (10,730)
Interest income ..................................                         1              5                                6
Other income .....................................
                                                     --------        -------        -------        --------         --------
     Income (loss) before provision
       (benefit) for income taxes ................    (10,008)        (7,198)           257              64          (16,885)

Provision (benefit) for income taxes .............     (2,717)        (2,133)           123                           (4,727)
                                                     --------        -------        -------        --------         --------

     Net income (loss) ...........................     (7,291)        (5,065)           134              64          (12,158)

Preferred stock dividends accrued ................      1,172                                                          1,172
                                                     --------        -------        -------        --------         --------
     Net income (loss) applicable to
       common stockholders .......................   $ (8,463)       $(5,065)       $   134        $     64         $(13,330)
                                                     ========        =======        =======        ========         ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1997

                                                             Issuer/                         Non
                                                            Guarantor    Guarantor      Guarantor
                                                             Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            --------    ------------   ------------   ------------   ------------
Net sales ..............................................    $             $67,308        $30,446       $(12,700)        $85,054
Cost of sales ..........................................                   49,420         24,358        (12,700)         61,078
                                                            --------      -------        -------       --------         -------
     Gross profit ......................................                   17,888          6,088                         23,976

Selling, general and administrative expenses ...........       3,498       23,422          5,944           (123)         32,741
Other operating income .................................                    1,836                                         1,836
                                                            --------      -------        -------       --------         -------

     Income (loss) from operations .....................      (3,498)      (3,698)           144            123          (6,929)

Interest expense .......................................      (4,076)        (233)            (2)                        (4,311)
Interest income ........................................                      192             10                            202
Other income ...........................................                    2,184                                         2,184
                                                            --------      -------        -------       --------         -------
     Income (loss) before provision (benefit)
       for income taxes ................................      (7,574)      (1,555)           152            123          (8,854)

Provision (benefit) for income taxes ...................      (3,094)        (635)           409                         (3,320)
                                                            --------      -------        -------       --------         -------
     Net income (loss) .................................      (4,480)        (920)          (257)           123          (5,534)

Preferred stock dividends accrued ......................         450                                                        450
                                                            --------      -------        -------       --------         -------
     Net income (loss) applicable to common
        stockholders ...................................    $ (4,930)     $  (920)        $ (257)      $    123         $(5,984)
                                                            ========      =======        =======       ========         =======

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1998

                                                              Issuer/                       Non
                                                             Guarantor    Guarantor      Guarantor
                                                               Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                             ---------   ------------   ------------   ------------   ------------
 Net sales ................................................    $           $34,053        $15,998        $(7,803)       $42,248
 Cost of sales ............................................                 25,315         12,654         (7,803)        30,166
                                                               -------     -------        -------        -------        -------
     Gross profit .........................................                  8,738          3,344                        12,082

 Selling, general and administrative expenses .............        112      11,435          3,198            (38)        14,707
 Other operating income ...................................                    580                                          580
                                                               -------     -------        -------        -------        -------
     Income (loss) from operations ........................       (112)     (2,117)           146             38         (2,045)

 Interest expense .........................................     (4,893)       (843)            (8)                       (5,744)
 Interest income ..........................................                      1                                            1
 Other income .............................................
                                                               -------     -------        -------        -------        -------
     Income (loss) before provision (benefit
       for income taxes ...................................     (5,005)     (2,959)           138             38         (7,788)

 Provision (benefit) for income taxes .....................     (1,304)       (946)            70                        (2,180)
                                                               -------     -------        -------        -------        -------
     Net income (loss) ....................................     (3,701)     (2,013)            68             38         (5,608)

 Preferred stock dividends accrued ........................        586                                                      586
                                                               -------     -------        -------        -------        -------
     Net income (loss) applicable to common stockholders ..    $(4,287)    $(2,013)       $    68        $    38        $(6,194)
                                                               =======     =======        =======        =======        =======

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1997


                                                                Issuer/                       Non
                                                               Guarantor    Guarantor      Guarantor
                                                                 Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                                 ------    ------------   ------------   ------------   ------------
 Net sales ..................................................  $             $29,249        $18,484        $(6,718)       $41,015
 Cost of sales ..............................................                 21,591         14,791         (6,718)        29,664
                                                               --------      -------        -------        -------        -------

      Gross profit ..........................................                  7,658          3,693                        11,351

 Selling, general and administrative expenses ...............     3,578       11,156          3,464            (53)        18,145
 Other operating income .....................................                    720                                          720
                                                               --------      -------        -------        -------        -------
      Income (loss) from operations  ........................    (3,578)      (2,778)           229             53         (6,074)

 Interest expense ...........................................    (4,076)        (229)             1                        (4,304)
 Interest income ............................................                    190              4                           194
 Other income ...............................................                  1,159                                        1,159
                                                               --------      -------        -------        -------        -------

      Income (loss) before provision (benefit) for
        income taxes ........................................    (7,654)      (1,658)           234             53         (9,025)

 Provision (benefit) for income taxes .......................    (3,094)        (546)           256                        (3,384)
                                                               --------      -------        -------        -------        -------

      Net income (loss) .....................................    (4,560)      (1,112)           (22)            53         (5,641)

 Preferred stock dividends accrued ..........................       450                                                       450
                                                               --------      -------        -------        -------        -------

      Net income (loss) applicable to common stockholders ...  $ (5,010)      (1,112)       $   (22)       $    53        $(6,091)
                                                               ========      =======        =======        =======        =======

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998


                                                           Issuer/                         Non
                                                          Guarantor      Guarantor       Guarantor
                                                           Parent       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                           ------       ------------    ------------    ------------    ------------
 Cash flows from operating activities:
 Net income (loss) ....................................   $ (7,291)       $ (5,065)        $   134         $   64        $(12,158)
 Adjustments to reconcile net income to net
    cash provided by (used in) operations:
    Depreciation and amortization .....................        708           2,731             219                          3,658
    Deferred income taxes .............................     (2,717)         (2,210)                                        (4,927)
    Pension liability .................................                        292                                            292
    Increase (decrease) in assets and liabilities:
        Accounts receivable ...........................                     26,953          (2,045)                        24,908
        Inventories ...................................                    (26,757)           (789)                       (27,546)
        Prepaid expenses and other ....................       (113)            (56)           (297)                          (466)
        Accounts payable and accrued expenses .........       (643)         (9,015)          1,997                         (7,661)
        Income taxes payable ..........................         (1)             42              78                            119
        Intercompany account ..........................     10,414          (9,391)           (959)           (64)
                                                          --------        --------         -------         ------        --------
 Net cash (used in) provided by operations ............        357         (22,476)         (1,662)                       (23,781)
                                                          --------        --------         -------         ------        --------
 Cash flows from investing activities:
   Purchases of property, plant and equipment .........                     (7,881)           (229)                        (8,110)
   Other ..............................................                        167                                            167
                                                          --------        --------         -------         ------        --------
 Net cash used in investing activities ................                     (7,714)           (229)                        (7,943)
                                                          --------        --------         -------         ------        --------

 Cash flows from financing activities:
   Change in revolving loan facilities ................                     30,240             448                         30,688
   Other ..............................................       (356)                           (295)                          (651)
                                                          --------        --------         -------         ------        --------
 Net cash provided by (used in) financing activities...       (356)         30,240             153                         30,037
                                                          --------        --------         -------         ------        --------

 Net increase (decrease) in cash and equivalents ......          1              50          (1,738)                        (1,687)

 Cash and equivalents, beginning of period ............         18              91           2,872                          2,981
                                                          --------        --------         -------         ------        --------
 Cash and equivalents, end of period...................   $     19        $    141         $ 1,134         $   --        $  1,294
                                                          ========        ========         =======         ======        ========


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1997


                                                                Issuer/                      Non
                                                               Guarantor   Guarantor      Guarantor
                                                                Parent    Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                                                ------    ------------   ------------    ------------  ------------
 Cash flows from operating activities:
 Net income (loss) ..........................................  $  (4,480)    $   (920)       $  (257)        $ 123       $  (5,534)
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operations:
    Depreciation and amortization ...........................        295        2,281            215                         2,791
    Deferred income taxes ...................................     (3,094)        (596)                                      (3,690)
    Other ...................................................        209          262                                          471
    Increase (decrease) in assets and liabilities, net of
     effect of businesses acquired:
        Accounts receivable .................................                  15,932         (2,862)                       13,070
        Inventories .........................................                 (25,232)           148                       (25,084)
        Prepaid expenses and other assets....................    (10,795)          77           (722)                      (11,440)
        Accounts payable and accrued expenses ...............      3,901       (5,606)         1,199                          (506)
        Income taxes payable ................................         (1)      (1,100)           171                          (930)
        Intercompany account ................................     (9,930)       7,588          2,465          (123)
                                                               ---------     --------        -------         -----       ---------
 Net cash (used in) provided by operations ..................    (23,895)      (7,314)           357                       (30,852)
                                                               ---------     --------        -------         -----       ---------

 Cash flows from investing activities:
   Purchases of property, plant and equipment ...............                  (7,421)        (1,638)                       (9,059)
   Other ....................................................                      90                                           90
                                                               ---------     --------        -------         -----       ---------
 Net cash used in investing activities ......................                  (7,331)        (1,638)                       (8,969)
                                                               ---------     --------        -------         -----       ---------

 Cash flows from financing activities:
   Change in revolving loan facilities ......................                  14,676            (32)                       14,644
   Proceeds from borrowings .................................    165,000                                                   165,000
   Proceeds from sale of preferred stock ....................     18,000                                                    18,000
   Proceeds from sale of common stock .......................     75,993                                                    75,993
   Purchase of common stock for retirement (including
      related costs) ........................................   (235,210)                                                 (235,210)
   Exercise of stock options.................................        112                                                       112
   Other ....................................................                     (80)          (115)                         (195)
                                                               ---------     --------        -------         -----       ---------
 Net cash provided by (used in) financing activities.........     23,895       14,596           (147)                       38,344
                                                               ---------     --------        -------         -----       ---------

 Net increase (decrease) in cash and equivalents ............                     (49)        (1,428)                       (1,477)

 Cash and equivalents, beginning of period ..................         18          146          3,441                         3,605
                                                               ---------     --------        -------         -----       ---------
 Cash and equivalents, end of period.........................  $      18     $     97        $ 2,013         $  --       $   2,128
                                                               =========     ========        =======         =====       =========


                      SYRATECH CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING BUT NOT LIMITED TO, (i) STATEMENTS RELATING TO THE COMPANY'S ABILITY TO EXECUTE ITS GROWTH STRATEGIES AND TO REALIZE ITS GROWTH OBJECTIVES, (ii) THE COMPANY'S PLANNED EXPANSION OF ITS PRODUCT OFFERINGS, (iii) THE COMPANY'S ABILITY TO GENERATE SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS KNOWN OBLIGATIONS, AND (iv) THE CONTINUATION OF, AND THE COMPANY'S ABILITY TO BENEFIT FROM, THE VENDOR CONSOLIDATION TREND IN THE RETAIL INDUSTRY.

   For additional information concerning these and other important factors that may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

   Net sales increased 3.0% to $42.2 million for the three months ended June 30, 1998 from $41.0 million for the three months ended June 30, 1997. This change is primarily due to increased sales of giftware and sterling silver flatware items partially offset by decreased Rauch and Silvestri Christmas items. Delayed receipt of Silvestri Christmas lighting related to a change in lighting standards, and customer requested scheduling adjustments at Rauch, are shifting certain shipments from the second to the third quarter. Changes in normal product prices did not materially impact net sales.

   Gross profit increased 6.4% to $12.1 million for the three months ended June 30, 1998 from $11.4 million for the three months ended June 30, 1997. Gross profit as a percentage of sales was 28.6% for the 1998 second quarter compared to 27.7% for the comparable 1997 period. The 0.9 percentage point increase in gross profit percentage was primarily a result of favorable product mix. The change in gross profit as a percentage of sales was not materially impacted by change in normal product pricing.

   Selling, general and administrative expenses ("S, G & A expenses") of $14.7 million decreased to 34.8% as a percentage of net sales for the three months ended June 30, 1998 from 44.2% or $18.1 million for the three months ended June 30, 1997. Included in S, G & A expenses for 1997 is a one-time charge of $3.9 million for stock option compensation expense due to the Merger. Excluding this one time charge in 1997, S, G & A expenses for the second quarter of 1997 were $14.2 million or 34.8% of net sales.

   Loss from operations was $2.0 million and $6.1 million for the second quarter of 1998 and 1997, respectively and included other operating income of $0.6 million and $0.7 million in 1998 and 1997, respectively, primarily from Farberware license revenue.

   Interest expense was $5.7 million for the three months ended June 30, 1998 compared to $4.3 million in the same period of 1997. This increase results from increased borrowings for working capital purposes. In addition, in the second quarter of 1997, the Company had excess cash in connection with the April 16, 1997 merger of the Company with THL Transaction I Corp, a corporation controlled by affiliates of Thomas H. Lee Company.

   The benefit from income taxes was $2.2 million for the three months ended June 30, 1998 compared to $3.4 million for the three months ended June 30, 1997. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

   Net loss applicable to common stockholders for the second quarter of 1998 was $6.2 million or $1.64 diluted per share, on adjusted weighted average shares of 3,784,018, compared to net loss applicable to common stockholders for the second quarter of 1997 of $6.1 million or $1.33 diluted per share, on adjusted weighted average shares of 4,595,000.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

   Net sales decreased 5.9% to $80.0 million for the six months ended June 30, 1998 from $85.1 million for the six months ended June 30, 1997. This change is primarily due to decreased Silvestri liquidation sales and a decrease in Rauch Christmas items sales volume. Silvestri liquidation sales were unusually high in the first quarter of 1997 as the Company closed out inventory acquired in the 1996 acquisition of the Silvestri product line. Silvestri and Rauch volume were also lower due to a shift in timing of sales. The changes in normal product prices did not materially impact net sales.

   Gross profit decreased 3.7% to $23.1 million for the six months ended June 30, 1998 from $24.0 million for the six months ended June 30, 1997. Gross profit as a percentage of sales was 28.9% for the 1998 first six months compared to 28.2% for the comparable 1997 period. The 0.7 percentage point increase in gross profit percentage was primarily a result of a decrease in liquidation sales volume. The increase in gross profit as a percentage of sales was not materially impacted by change in normal product pricing.

   Selling, general and administrative expenses ("S, G & A expenses") decreased to 38.0% as a percentage of net sales or $30.4 million for the six months ended June 30, 1998 from 38.5% or $32.7 million for the six months ended June 30, 1997. Excluding the one-time charge of $3.9 million for stock option compensation expense, S, G & A expenses were 33.9% as a percentage of net sales or $28.9 million for the six months ended June 30, 1997. The 4.1 percentage point increase in 1998 reflects higher severance, management personnel and travel costs. In addition, the first six months of 1997 included a one - time favorable legal settlement and non-recurring favorable adjustments to accruals related to discontinued operations.

   Loss from operations was $6.2 million and $6.9 million for the six months ended June 30, 1998 and 1997, respectively and included other operating income of $1.1 million and $1.8 million in 1998 and 1997, respectively. The 1998 and 1997 other operating income was primarily from Farberware license revenue. Also included in other operating income for 1997 was income from the disposal of Farberware inventory.

   Interest expense was $10.7 million for the six months ended June 30, 1998 compared to $4.3 million in the same period of 1997. This change results primarily from the interest expense related to debt incurred in connection with the Merger.

   The benefit from income taxes was $4.7 million for the six months ended June 30, 1998 compared to $3.3 million for the six months ended June 30, 1997. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

   Net loss applicable to common stockholders for the six months ended June 30, 1998 was $13.3 million or $3.52 diluted per share, on adjusted weighted average shares of 3,784,018, compared to net loss applicable to common stockholders for the six months ended June 30, 1997 of $6.0 million or $0.90 diluted per share, on adjusted weighted average shares of 6,649,000.


Liquidity and Capital Resources

   Net cash used in operating activities for the six months ended June 30, 1998 was $23.8 million. The major uses of cash were for interest expense as a result of debt incurred in connection with the Merger, and the customary increase in giftware inventory and manufactured Christmas ornament inventory in preparation for the fall selling season. Partially offsetting these was the seasonal collection of accounts receivable.

   The Company's working capital requirements are seasonal and tend to be highest in the period from September through December due to the Christmas selling season. Accounts receivable tend to decline during the first and second quarters as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

   Capital expenditures were approximately $8.1 million for the six months ended June 30, 1998 and the Company expects to expend approximately $5.4 million during the second half of 1998. These expenditures were primarily for construction of the warehouse and distribution facility in Mira Loma, CA, and machinery, equipment and tools and dies for the Company's manufacturing facilities.

   The Company's Revolving Credit Facility as amended on July 31, 1997, December 31, 1997 and March 30, 1998 provides for $130.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, the Company was required during February and March of 1998 to maintain excess availability of at least $30.0 million, and is required to maintain excess availability of at least $45.0 million during February and March of subsequent years. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants for the Company and the subsidiary borrowers, including but not limited to funded debt to earnings before income taxes, depreciation, amortization, and certain adjustments ("EBITDA") as defined in the Revolving Credit Facility, fixed charge ratios, capital expenditure covenants, and minimum consolidated net worth on or after December 31, 1997 of at least $1.00 (not in thousands). The Company is in compliance with the covenants, as amended, as of June 30, 1998 and for the quarter then ended. The Company expects to be in compliance with all covenants, as amended, during fiscal 1998. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $29.9 million at June 30, 1998.

   One of the Company's Wallace Puerto Rican subsidiaries has a $1.0 million facility (the "Facility"), expiring on May 30, 1999. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's Prime Rate less 25 basis points. Availability under the Facility was $0.8 million at June 30, 1998.

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

   In connection with the Merger, the Company amended its Employment Agreement with Leonard Florence. The Amended and Restated Employment Agreement dated as of April 16, 1997 (i) provided for a change in his term of full-time employment from a rolling five-year term to a fixed five-year term (ii) provided for a minimum base compensation of $1.15 million per annum, (iii) established $1.15 million as the minimum amount upon which his retirement benefit (and survivors benefit of his surviving spouse) will be computed and (iv) created contractual rights with respect to certain perquisites that are accorded to him informally under his present arrangement with the Company. On July 29, 1998, the Company entered into Amendment No. 1 to Mr. Florence's Amended and Restated Employment Agreement which provided, among other things, for modification of the computation and payment of the retirement benefit. The amended terms provide for the acceleration of payments related to the retirement benefit provided that such payments are allowed under the terms of the Company's credit agreements as amended. The Company has been providing for the retirement benefit according to the terms of the April 16, 1997 agreement and the changes did not impact the financial statements for the period ending June 30, 1998 and are not expected to have a material impact on the financial statements for the year ended December 31, 1998.

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

Year 2000 Conversion

   The Company has substantially completed its assessment of Year 2000 compliance and determined the critical systems it will be required to evaluate, modify and test. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. The Company has already modified certain key systems to comply with Year 2000 requirements and is in the process of modifying and testing the critical systems that are not Year 2000 compliant. The process is targeted to be largely completed by December 31, 1998. Testing and certification of these systems are targeted for completion by mid-1999. The Company currently believes that the expenditures necessary to be Year 2000 compliant will not be material to its financial condition or results of operations in any given year. The costs of compliance and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes. In addition to internal Year 2000 software and equipment remediation activities, the Company is in contact with its suppliers to assess problems related to Year 2000 compliance. Although there can be no absolute assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner, the Company believes that its actions with suppliers will minimize these risks.


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

                            PART II-OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

   (a)   Exhibits:

         EX-10.1 Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated May 28, 1998

         EX-10.2 Amendment No. 1 dated July 29, 1998 to Amended and Restated Employment Agreement dated as of April 16, 1997 between Leonard Florence and the Company

         EX-11    Computation of Net Income per Common Share

         EX-27    Financial Data Schedule


   (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the three months ended June 30, 1998.

                      SYRATECH CORPORATION AND SUBSIDIARIES


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Syratech Corporation


Dated:  August 14, 1998
                                           /s/ Ami A. Trauber
                                           -----------------------------------
                                           Ami A. Trauber
                                           Executive  Vice  President,
                                           Chief  Financial  Officer,
                                           Treasurer (Principal Financial
                                           and Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

                         Filed with Syratech Corporation
                    Report on Form 10-Q for the Quarter Ended
                                  June 30, 1998



    Exhibit No.
         EX-10.1    Letter Agreement between Banco Popular and Wallace
                    International de Puerto Rico, Inc. dated May 28, 1998

         EX-10.2    Amendment No. 1 dated July 29, 1998 to Amended and
                    Restated Employment Agreement dated as of April 16, 1997 between Leonard Florence and the Company

         EX-11      Computation of Net Income per Common Share

         EX-27      Financial Data Schedule
