Form 10-Q
period 1998-09-30
SYRATECH CORP
filed 1998-11-17
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at September 30, 1998 - 3,784,018

                                      INDEX


                                                                                 PAGE NO.
                                                                                 --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets at September 30, 1998
        and December 31, 1997                                                        1

        Condensed Consolidated Income Statements for the three and
        nine month periods ended September 30, 1998 and 1997                         2

        Condensed Consolidated Statements of Cash Flows for the three
        and nine month periods ended September 30, 1998 and 1997                     3

        Notes to Condensed Consolidated Financial Statements                         4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                         15


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                            20

        Signature                                                                   21

                                      PART I - FINANCIAL INFORMATION

                                  SYRATECH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                                    (in thousands, except share data)


                                                                   September 30,        December 31,
                                                                       1998                1997
                                                                   -----------          ------------
ASSETS
Current assets:
    Cash and equivalents ....................................         $   2,664           $  2,981
    Accounts receivable, net ................................            85,955             63,893
    Inventories .............................................           113,847             84,295
    Deferred income taxes ...................................            14,977             11,337
    Prepaid expenses and other ..............................             2,235              2,392
    Properties held for sale ................................             1,754              1,836
                                                                      ---------           --------
         Total current assets ...............................           221,432            166,734

Property, plant and equipment, net ..........................            88,648             82,404
Purchase price in excess of net assets acquired, net ........             6,609              6,790
Other assets, net ...........................................             9,082             10,072
                                                                      ---------           --------
    Total ...................................................         $ 325,771           $266,000
                                                                      =========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving loan facilities and notes payable .............         $  76,285           $ 18,900
    Accounts payable ........................................            21,445             14,234
    Accrued expenses ........................................             7,488              8,662
    Accrued interest ........................................             8,533              4,115
    Accrued compensation ....................................             3,338              3,390
    Accrued advertising .....................................             3,168              3,576
    Income taxes payable ....................................               584               --
                                                                      ---------           --------
         Total current liabilities ..........................           120,841             52,877

Long - term debt ............................................           165,000            165,000
Deferred income taxes .......................................            20,089             20,083
Pension liability ...........................................             2,717              3,136

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized;
   (25,000 designated as cumulative redeemable preferred
   stock, 18,000 shares issued and outstanding, liquidation
   value of $18,000, and includes accrued and unpaid
   dividends of $3,288 in 1998 ..............................            21,287             19,530

  Common stock, $.01 par value, 20,000,000 shares authorized;
      3,784,018  shares issued and outstanding ..............                38                 38

  Retained earnings (deficit) ...............................            (4,700)             4,567
  Accumulated other comprehensive income ....................               499                769
                                                                      ---------           --------
    Total stockholders' equity ..............................            17,124             24,904
                                                                      ---------           --------
    Total ...................................................         $ 325,771           $266,000
                                                                      =========           ========



            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)


                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                                  ------------------                      -----------------
                                                                1998                1997                1998                1997
                                                             ---------           ---------           ---------           ---------
Net sales ................................................   $ 104,617           $ 109,044           $ 184,623           $ 194,098
Cost of sales ............................................      75,409              76,861             132,318             137,939
                                                             ---------           ---------           ---------           ---------

    Gross profit .........................................      29,208              32,183              52,305              56,159

Selling, general and administrative expenses .............      17,432              18,855              47,802              51,596
Other operating income ...................................       1,393                 162               2,505               1,998
                                                             ---------           ---------           ---------           ---------

    Income from operations ...............................      13,169              13,490               7,008               6,561

Interest expense .........................................      (6,354)             (5,849)            (17,084)            (10,160)
Interest income ..........................................          16                  13                  22                 215
Other income .............................................                                                                   2,184
                                                             ---------           ---------           ---------           ---------

    Income (loss) before benefit for income taxes ........       6,831               7,654             (10,054)             (1,200)

Provision (benefit) for income taxes .....................       1,909               5,180              (2,818)              1,860
                                                             ---------           ---------           ---------           ---------

    Net income (loss) ....................................       4,922               2,474              (7,236)             (3,060)

Preferred stock dividends accrued ........................         586                 540               1,758                 990
                                                             ---------           ---------           ---------           ---------
  Net income (loss) applicable to common stockholders        $   4,336          $   1,934            $  (8,994)          $  (4,050)
                                                             =========           =========           =========           =========

Basic income (loss) per share:
  Net income (loss) per common share .....................   $    1.15           $    0.51           $   (2.38)          $   (0.71)
                                                             =========           =========           =========           =========

    Weighted average number of shares outstanding ........       3,784               3,784               3,784               5,693
                                                             =========           =========           =========           =========

Diluted income (loss) per share:
  Net income (loss) per common share .....................   $    1.15           $    0.51           $   (2.38)          $   (0.71)
                                                             =========           =========           =========           =========


    Adjusted weighted average number of
     shares outstanding ..................................       3,784               3,784               3,784               5,693
                                                             =========           =========           =========           =========

          See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  1998              1997
                                                                -------            -------
Cash flows from operating activities:
Net loss ...........................................           $ (7,236)          $ (3,060)
Adjustments to reconcile net loss to net
   cash used in operations:
   Depreciation and amortization ...................              5,648              4,457
   Deferred income taxes ...........................             (3,634)             2,028
   Compensation related to stock options ...........                                   209
   Other ...........................................               (372)               358
   Increase (decrease):
       Accounts receivable .........................            (22,062)           (40,898)
       Inventories .................................            (29,552)           (28,337)
       Prepaid expenses and other ..................                157            (10,471)
       Accounts payable and accrued expenses .......              9,995             12,189
       Income taxes payable .......................                 584               (930)
                                                                -------            -------
Net cash used in operations ........................            (46,472)           (64,455)
                                                                -------            -------

Cash flows from investing activities:
 Purchases of property, plant and equipment ........            (10,637)           (12,971)
 Other ............................................                  18                 86
                                                                -------            -------
Net cash used in investing activities ..............            (10,619)           (12,885)
                                                                -------            -------

Cash flows from financing activities:
  Change in revolving loan facilities ..............             57,385             50,632
  Proceeds from borrowings .........................                               165,000
  Proceeds from sale of preferred stock ............                                18,000
  Proceeds from sale of common stock ...............                                75,993
  Purchase of common stock for retirement
     (including related costs) .....................                              (235,228)
  Exercise of stock options ........................                                   112
  Other ............................................               (611)              (276)
                                                                -------            -------
Net cash provided by financing activities ..........             56,774             74,233
                                                                -------            -------

Net decrease in cash and equivalents ...............               (317)            (3,107)

Cash and equivalents, beginning of period ..........              2,981              3,605
                                                                -------            -------
Cash and equivalents, end of period ................           $  2,664           $    498
                                                                =======            =======



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


2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  1998             1997
                                                                 -------          -------
Cash paid during the period for:
     Interest .........................................          $11,960          $1,271
                                                                 =======          ======
     Income Taxes .....................................          $   842          $  797
                                                                 =======          ======

Supplemental schedule of non-cash financing activities:
     Accrued cumulative redeemable
       preferred stock dividends ......................          $ 1,758          $  990
                                                                 =======          ======


3. INVENTORIES

Inventories consisted of the following:

                                            December 31,       September 30,
                                                1998              1997
                                            ------------       -------------
Raw material ......................          $ 15,681          $10,169
Work-in-process ...................             5,463            4,917
Finished goods ....................            92,703           69,209
                                             --------          -------
     Total ........................          $113,847          $84,295
                                             ========          =======


4. INCOME TAXES

     The benefit for income taxes for the nine month period ended September 30, 1998 has been computed using the estimated effective full year tax rate. Realization of the income tax benefit is dependent upon generating sufficient future taxable income due to carry-back limitations imposed by the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

                      SYRATECH CORPORATION AND SUBSIDIARIES

5. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

     On May 28, 1998, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility. The renewed facility expires on May 30, 1999.

     The Company's C.J. Vander Ltd. subsidiary renewed its overdraft facility on September 18, 1998 ("Overdraft Facility") which provides for borrowings of (pound)500. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft Facility is due on demand and expires on March 11, 1999. Availability under the Overdraft Facility was (pound)340 at September 30, 1998.


6. COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:


                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                          1998             1997
                                                      ------------     -------------
Net loss applicable to common stockholders ...........  $(8,994)         $(4,050)
Other comprehensive income, net of tax:
  Foreign currency translation adjustments ..........      (270)            (369)
                                                        -------          -------
Comprehensive loss ..................................   $(9,264)         $(4,419)
                                                        =======          =======



Accumulated other comprehensive income reported in the Condensed Consolidated balance sheets consists only of foreign currency translation adjustments.


7. OFFICERS RETIREMENT PLAN

   In connection with the April 16, 1997 merger of the Company with THL Transaction I Corp, a corporation controlled by affiliates of Thomas H. Lee Company (the "Merger"), the Company amended its Employment Agreement with Leonard Florence. This Amended and Restated Employment Agreement (i) provided for a change in his term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provided for a minimum base compensation of $1.15 million per annum, (iii) established $1.15 million as the minimum amount upon which his retirement benefit (and survivors benefit of his surviving spouse) will be computed and (iv) created contractual rights with respect to certain perquisites that were accorded to him informally under his prior arrangement with the Company. On July 29, 1998, the Company entered into Amendment No. 1 to Mr. Florence's Amended and Restated Employment Agreement which provides, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit. The terms of the Amendment provide for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit provided that such payments are allowed under the terms of the Company's credit agreements, as amended. The amended terms did not have a material impact on the condensed consolidated financial statements for the quarter ended September 30, 1998.

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


9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental condensed consolidating financial statements as of September 30, 1998 and 1997 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 1998 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                            September 30, 1998

                                                       Issuer/                         Non
                                                     Guarantor       Guarantor      Guarantor
                                                       Parent      Subsidiaries    Subsidiaries   Eliminations     Consolidated
                                                     ---------     ------------    ------------   ------------     ------------
ASSETS
Current assets:
   Cash and equivalents .......................      $    --         $     129       $   2,535       $               $  2,664
   Accounts receivable, net ...................                         71,218          14,737                         85,955
   Inventories ................................                        108,767           5,039              41        113,847
   Deferred income taxes ......................          8,916           6,061              --                         14,977
   Prepaid expenses and other .................            113           1,685             437                          2,235
   Properties held for sale ...................                          1,069             685                          1,754
                                                     ---------       ---------       ---------       ---------       --------
       Total current assets ...................          9,029         188,929          23,433              41        221,432

Property, plant and equipment, net ............                         84,908           3,791             (51)        88,648
Purchase price in excess of net assets acquired                          6,609                                          6,609
Other assets, net .............................          8,813             269                                          9,082
Investment ....................................        179,442                              --        (179,442)
                                                     ---------       ---------       ---------       ---------       --------
       Total ..................................      $ 197,284       $ 280,715       $  27,224       $(179,452)      $325,771
                                                     =========       =========       =========       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable       $               $  75,904       $     375       $       6       $ 76,285
   Accounts payable ...........................                         14,563           6,882                         21,445
   Accrued expenses ...........................             39           7,093             356                          7,488
   Accrued interest ...........................          8,369             164                                          8,533
   Accrued compensation .......................                          3,081             257                          3,338
   Accrued advertising ........................                          3,168              --                          3,168
   Income taxes payable .......................         15,932         (15,701)            353                            584
                                                     ---------       ---------       ---------       ---------       --------
       Total current liabilities ..............         24,340          88,272           8,223               6        120,841
Long-term debt ................................        165,000                                                        165,000
Deferred income taxes .........................          4,044          16,045                                         20,089
Pension liability .............................                          2,717                                          2,717
Intercompany (receivable) payable .............        (52,529)         58,223          (4,369)         (1,325)
Commitments and contingencies
Stockholders' equity ..........................         56,429         115,458          23,370        (178,133)        17,124
                                                     ---------       ---------       ---------       ---------       --------
       Total ..................................      $ 197,284       $ 280,715       $  27,224       $(179,452)      $325,771
                                                     =========       =========       =========       =========       ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                            December 31, 1997


                                                                                      Non
                                                    Guarantor       Guarantor      Guarantor
                                                      Parent      Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                    ---------     ------------     ------------   ------------    ------------
ASSETS
Current assets:
   Cash and equivalents .......................      $      18       $      91       $  2,872       $                $   2,981
   Accounts receivable, net ...................                         61,367          2,526                           63,893
   Inventories ................................                         79,500          4,754               41          84,295
   Deferred income taxes ......................          5,027           6,310                                          11,337
   Prepaid expenses and other .................                          2,075            317                            2,392
   Properties held for sale ...................                          1,151            685                            1,836
                                                     ---------       ---------       --------       ----------       ---------
       Total current assets ...................          5,045         150,494         11,154               41         166,734

Property, plant and equipment, net ............                         78,406          3,947               51          82,404
Purchase price in excess of net assets acquired                          6,790                                           6,790
Other assets, net .............................          9,794             278                                          10,072
Investment in subsidiaries ....................        179,442                                        (179,442)
                                                     ---------       ---------       --------       ----------       ---------
       Total ..................................      $ 194,281       $ 235,968       $ 15,101       $ (179,350)      $ 266,000
                                                     =========       =========       ========       ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable          $            $  18,900         $                $            $  18,900
   Accounts payable ...........................                         12,703          1,531                           14,234
   Accrued expenses ...........................            684           7,446            532                            8,662
   Accrued interest ...........................          3,831             284                                           4,115
   Accrued compensation .......................                          3,020            370                            3,390
   Accrued advertising ........................                          3,576                                           3,576
   Income taxes payable .......................         15,933         (15,861)           (78)               6
                                                     ---------       ---------       --------       ----------       ---------
       Total current liabilities ..............         20,448          30,068          2,355                6          52,877
Long-term debt ................................        165,000                                                         165,000
Deferred income taxes .........................          4,044          16,039                                          20,083
Pension liability .............................                          3,136                                           3,136
Intercompany (receivable) payable .............        (63,038)         64,997         (7,677)           5,718
Commitments and contingencies
Stockholders' equity ..........................         67,827         121,728         20,423         (185,074)         24,904
                                                     ---------       ---------       --------       ----------       ---------
       Total ..................................      $ 194,281       $ 235,968       $ 15,101       $ (179,350)      $ 266,000
                                                     =========       =========       ========       ==========       =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                            Issuer/                          Non
                                                           Guarantor      Guarantor       Guarantor
                                                            Parent      Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                          -----------   ------------     ------------   ------------   ------------
Net sales .................................................  $              $ 138,876       $ 71,365       $(25,618)      $ 184,623
Cost of sales .............................................                   102,328         55,608        (25,618)        132,318
                                                             --------       ---------       --------       --------       ---------
     Gross profit .........................................                    36,548         15,757                         52,305

Selling, general and administrative expenses ..............       338          35,797         11,774           (107)         47,802
Other operating income ....................................                     2,505                                         2,505
                                                             --------       ---------       --------       --------       ---------
     Income (loss) from operations ........................      (338)          3,256          3,983            107           7,008

Interest expense ..........................................   (14,676)         (2,369)           (39)                       (17,084)
Interest income ...........................................         1            --               21                            22
Other income ..............................................
                                                             --------       ---------       --------       --------       ---------

     Income (loss) before provision (benefit)
       for income taxes                                       (15,013)            887          3,965            107         (10,054)

Provision (benefit) for income taxes ......................    (3,889)            325            746                         (2,818)
                                                             --------       ---------       --------       --------       ---------

     Net income (loss) ....................................   (11,124)            562          3,219            107          (7,236)

Preferred stock dividends accrued .........................     1,758                                                         1,758
                                                             --------       ---------       --------       --------       ---------

     Net income (loss) applicable to common stockholders ..  $(12,882)      $     562       $  3,219       $    107       $  (8,994)
                                                             ========       =========       ========       ========       =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                          Issuer/                        Non
                                                         Guarantor     Guarantor       Guarantor
                                                          Parent      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                       -------------   ------------    ------------   ------------    ------------
Net sales ...........................................   $               $ 141,709       $ 75,994       $ (23,605)     $ 194,098
Cost of sales .......................................                     101,300         60,244         (23,605)       137,939
                                                         --------       ---------       --------       ---------      ---------

     Gross profit ...................................                      40,409         15,750                         56,159

Selling, general and administrative expenses ........       3,604          37,457         10,700            (165)        51,596
Other operating income ..............................                       1,998                                         1,998
                                                         --------       ---------       --------       ---------      ---------

     Income (loss) from operations ..................      (3,604)          4,950          5,050             165          6,561

Interest expense ....................................      (8,971)         (1,180)            (9)                       (10,160)
Interest income .....................................           1             192             22                            215
Other income ........................................                       2,184                                         2,184
                                                         --------       ---------       --------       ---------      ---------

     Income (loss) before provision (benefit)
       for income taxes .............................     (12,574)          6,146          5,063             165         (1,200)

Provision for income taxes ..........................                         481          1,379                          1,860
                                                         --------       ---------       --------       ---------      ---------

     Net income (loss) ..............................     (12,574)          5,665          3,684             165         (3,060)

Preferred stock dividends accrued ...................         990            --                                             990
                                                         --------       ---------       --------       ---------      ---------

     Net income (loss) applicable to
       common stockholders ..........................    $(13,564)      $   5,665       $  3,684       $     165      $  (4,050)
                                                         ========       =========       ========       =========      =========

                     SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998


                                                              Issuer/                       Non
                                                            Guarantor       Guarantor    Guarantor
                                                             Parent       Subsidiaries  Subsidiaries    Eliminations   Consolidated
                                                           ------------   ------------  ------------    ------------   ------------
Net sales ..............................................      $              $ 72,320       $ 44,260       $ (11,963)     $ 104,617
Cost of sales ..........................................                       52,750         34,622         (11,963)        75,409
                                                              --------       --------       --------       ---------      ---------

     Gross profit ......................................                       19,570          9,638                         29,208

Selling, general and administrative expenses ...........           113         11,444          5,918             (43)        17,432
Other operating income .................................                        1,393                                         1,393
                                                              --------       --------       --------       ---------      ---------

     Income (loss) from operations .....................          (113)         9,519          3,720              43         13,169

Interest expense .......................................        (4,893)        (1,433)           (28)                        (6,354)
Interest income ........................................             1             (1)            16                             16
Other income ...........................................
                                                              --------       --------       --------       ---------      ---------

     Income (loss) before provision (benefit)
       for income taxes ................................        (5,005)         8,085          3,708              43          6,831

Provision (benefit) for income taxes ...................        (1,172)         2,458            623                          1,909
                                                              --------       --------       --------       ---------      ---------

     Net income (loss) .................................        (3,833)         5,627          3,085              43          4,922

Preferred stock dividends accrued ......................           586                                                          586
                                                              --------       --------       --------       ---------      ---------

     Net income (loss) applicable to
       common stockholders ............................       $ (4,419)      $  5,627       $  3,085       $      43      $   4,336
                                                              ========       ========       ========       =========      =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                               Issuer/                      Non
                                                              Guarantor    Guarantor      Guarantor
                                                               Parent     Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                                             -----------  ------------   ------------  ------------    ------------
Net sales ..................................................    $          $ 74,401       $ 45,548       $(10,905)      $ 109,044
Cost of sales ..............................................                 51,880         35,886        (10,905)         76,861
                                                              --------     --------       --------       --------       ---------

     Gross profit ..........................................                 22,521          9,662                         32,183

Selling, general and administrative expenses ...............       106       14,035          4,756            (42)         18,855
Other operating income .....................................                    162                                           162
                                                              --------     --------       --------       --------       ---------

     Income (loss) from operations .........................      (106)       8,648          4,906             42          13,490

Interest expense ...........................................    (4,895)        (947)            (7)                        (5,849)
Interest income ............................................         1                          12                             13
Other income ...............................................
                                                              --------     --------       --------       --------       ---------

     Income (loss) before provision (benefit)
        for income taxes ...................................    (5,000)       7,701          4,911             42           7,654

Provision for income taxes .................................     3,094        1,116            970                          5,180
                                                              --------     --------       --------       --------       ---------

     Net income (loss) .....................................    (8,094)       6,585          3,941             42           2,474

Preferred stock dividends accrued ..........................       540                                                        540
                                                              --------     --------       --------       --------       ---------

     Net income (loss) applicable to common stockholders ...  $ (8,634)    $  6,585       $  3,941       $     42       $   1,934
                                                              ========     ========       ========       ========       =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                          Issuer/                         Non
                                                         Guarantor      Guarantor      Guarantor
                                                          Parent       Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                       ------------    ------------   ------------   ------------  ------------
Cash flows from operating activities:
Net income (loss) .................................      $(11,124)      $    562       $  3,219       $  107      $ (7,236)
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization ..................         1,063          4,217            368                      5,648
   Deferred income taxes ..........................        (3,889)           255                                    (3,634)
   Other ..........................................                         (372)                                     (372)
   Increase (decrease) in assets and liabilities:
       Accounts receivable ........................                       (9,851)       (12,211)                   (22,062)
       Inventories ................................                      (29,267)          (285)                   (29,552)
       Prepaid expenses and other .................          (113)           390           (120)                       157
       Accounts payable and accrued expenses ......         3,893          1,040          5,062                      9,995
       Income taxes payable .......................            (1)           154            431                        584
       Intercompany account .......................        10,509        (13,710)         3,308         (107)
                                                         --------       --------       --------       ------      --------
Net cash (used in) provided by operations .........           338        (46,582)          (228)                   (46,472)
                                                         --------       --------       --------       ------      --------

Cash flows from investing activities:
  Purchases of property, plant and equipment ......                      (10,425)          (212)                   (10,637)
  Other ...........................................                           20             (2)                        18
                                                         --------       --------       --------       ------      --------
Net cash used in investing activities .............                      (10,405)          (214)                   (10,619)
                                                         --------       --------       --------       ------      --------

Cash flows from financing activities:
  Change in revolving loan facilities .............                       57,010            375                     57,385
  Other ...........................................          (356)            15           (270)                      (611)
                                                         --------       --------       --------       ------      --------
Net cash provided by (used in) financing
  activities .....................................           (356)        57,025            105                     56,774
                                                         --------       --------       --------       ------      --------


Net increase (decrease) in cash and equivalents ...           (18)            38           (337)                      (317)

Cash and equivalents, beginning of period .........            18             91          2,872                      2,981
                                                         --------       --------       --------       ------      --------
Cash and equivalents, end of period ...............      $   --         $    129       $  2,535       $ --        $  2,664
                                                         ========       ========       ========       ======      ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                        Issuer/                          Non
                                                       Guarantor       Guarantor      Guarantor
                                                         Parent       Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                     --------------   -------------  ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss) ...............................      $ (12,574)      $  5,665       $  3,684       $  165      $  (3,060)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operations:
   Depreciation and amortization ................            653          3,405            399                       4,457
   Deferred income taxes ........................                         2,028                                      2,028
   Other ........................................            209            358                                        567
   Increase (decrease) in assets and liabilities,
    net of effect of businesses acquired:
       Accounts receivable ......................                       (25,010)       (15,888)                    (40,898)
       Inventories ..............................                       (29,126)           789                     (28,337)
       Prepaid expenses and other assets ........        (10,802)           658           (327)                    (10,471)
       Accounts payable and accrued expenses ....          7,708          1,987          2,494                      12,189
       Income taxes payable .....................                        (2,071)         1,141                        (930)
       Intercompany account .....................         (9,070)         1,644          7,591         (165)
                                                       ---------       --------       --------       ------      ---------
Net cash (used in) provided by operations .......        (23,876)       (40,462)          (117)                    (64,455)
                                                       ---------       --------       --------       ------      ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment ....                       (11,026)        (1,945)                    (12,971)
  Other .........................................             (1)            87                                         86
                                                       ---------       --------       --------       ------      ---------
Net cash used in investing activities ...........             (1)       (10,939)        (1,945)                    (12,885)
                                                       ---------       --------       --------       ------      ---------

Cash flows from financing activities:
  Change in revolving loan facilities ...........                        50,664            (32)                     50,632
  Proceeds from borrowings ......................        165,000           --                                      165,000
  Proceeds from sale of preferred stock .........         18,000           --                                       18,000
  Proceeds from sale of common stock ............         75,993           --                                       75,993
  Purchase of common stock for retirement
     (including related costs) ..................       (235,228)          --                                     (235,228)
  Exercise of stock options .....................            112           --                                          112
  Other .........................................                            (2)          (274)                       (276)
                                                       ---------       --------       --------       ------      ---------
Net cash provided by (used in)
  financing activities ..........................         23,877         50,662           (306)                     74,233
                                                       ---------       --------       --------       ------      ---------

Net increase (decrease) in cash and equivalents..                          (739)        (2,368)                     (3,107)

Cash and equivalents, beginning of period .......             18            146          3,441                       3,605
                                                       ---------       --------       --------       ------      ---------
Cash and equivalents, end of period .............      $      18       $   (593)      $  1,073       $ --        $     498
                                                       =========       ========       ========       ======      =========

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

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

   Net sales decreased 4.1% to $104.6 million for the three months ended September 30, 1998 from $109.0 million for the three months ended September 30, 1997. This change is primarily due to decreased sales of Silvestri Christmas products due to lower demand, and to delayed receipt of Christmas lighting related to a change in Underwriters Laboratories (UL) lighting standards. In addition, Silvestri experienced late vendor shipments due to freight container shortages. Changes in normal product prices did not materially impact net sales.

   Gross profit decreased 9.2% to $29.2 million for the three months ended September 30, 1998 from $32.2 million for the three months ended September 30, 1997. Gross profit as a percentage of sales was 27.9% for the 1998 third quarter compared to 29.5% for the comparable 1997 period. The 1.6 percentage point decrease in gross profit percentage was primarily a result of the decreased Silvestri shipments which carry relatively high margins. The change in gross profit as a percentage of sales was not materially impacted by change in product pricing.

   Selling, general and administrative expenses ("S, G & A expenses") of $17.4 million improved to 16.7% as a percentage of net sales for the three months ended September 30, 1998 from 17.3% or $18.9 million for the three months ended September 30, 1997. The improved cost performance primarily results from consolidation of the formerly Dallas-based Silvestri administration and sales activities into the Company's Corporate headquarters in Boston, MA.

   Income from operations was $13.2 million and $13.5 million for the third quarter of 1998 and 1997, respectively, and included other operating income of $1.4 million and $0.2 million in 1998 and 1997, respectively. The increase in other operating income is primarily due to increased Farberware license revenue and collection of accounts receivable related to 1997 sales of Farberware inventory which had previously been reserved as doubtful.

   Interest expense was $6.4 million for the three months ended September 30, 1998 compared to $5.8 million in the same period of 1997. This increase results from increased borrowings for capital expenditures and working capital purposes.

   The provision for income taxes was $1.9 million for the three months ended September 30, 1998 compared to $5.2 million for the three months ended September 30, 1997. The tax provision for the quarter ended September 30, 1997 reflected an adjustment which offset the tax benefit recorded for the quarter ended June 30, 1997. In the subsequent quarter ended December 31, 1997, management identified tax strategies which led to the recognition of a deferred tax asset.

   Net income applicable to common stockholders was $4.3 million or $1.15 diluted per share and $1.9 million or $0.51 diluted per share, for the third quarter of 1998 and 1997, respectively, on adjusted weighted average shares of 3,784,018.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

   Net sales decreased 4.9% to $184.6 million for the nine months ended September 30, 1998 from $194.1 million for the nine months ended September 30, 1997. This decrease is primarily due to lower Silvestri regular and liquidation sales. Silvestri liquidation sales were unusually high in the first quarter of 1997 as the Company closed out inventory acquired in the 1996 acquisition of the Silvestri product line. Other giftware product line sales were also lower due to shipment timing. Changes in normal product prices did not materially impact net sales.

   Gross profit decreased 6.9% to $52.3 million for the nine months ended September 30, 1998 from $56.2 million for the nine months ended September 30, 1997. Gross profit as a percentage of sales was 28.3% for the 1998 nine months compared to 28.9% for the comparable 1997 period. The 0.6 percentage point decrease in gross profit percentage reflects the unfavorable sales mix resulting from the reduced sales of Silvestri Christmas items. The decrease in gross profit as a percentage of sales was not materially impacted by change in normal product pricing.

   Selling, general and administrative expenses ("S, G & A expenses") decreased to 25.9% as a percentage of net sales or $47.8 million for the nine months ended September 30, 1998 from 26.6% or $51.6 million for the nine months ended September 30, 1997. Excluding the one-time charge of $3.9 million for stock option compensation expense, S, G & A expenses were 24.6% as a percentage of net sales or $47.7 million for the nine months ended September 30, 1997. The 1.3 percentage point increase in 1998 reflects higher severance related to the consolidation of operations, and increased management personnel and travel costs. In addition, 1997 included a one-time favorable legal settlement and non-recurring favorable adjustments to accruals related to discontinued operations.

   Income from operations was $7.0 million and $6.6 million for the nine months ended September 30, 1998 and 1997, respectively, and included other operating income of $2.5 million and $2.0 million in 1998 and 1997, respectively. The 1998 and 1997 other operating income was primarily from Farberware license revenue and income related to the 1997 sale of Farberware inventory including the collection in 1998 of previously reserved accounts receivable.

   Interest expense was $17.1 million for the nine months ended September 30, 1998 compared to $10.2 million for the same period of 1997. This change results primarily from the interest expense related to debt incurred in connection with the Merger.

   The benefit from income taxes was $2.8 million for the nine months ended September 30, 1998 compared to an income tax provision of $1.9 million for the nine months ended September 30, 1997. The tax provision for the nine months ended September 30, 1997 did not reflect the benefit of carry-forward losses. Realization of the income tax benefit for the nine months ended September 30, 1998 is dependent upon generating sufficient future taxable income due to carry-back limitations imposed by the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

   Net loss applicable to common stockholders for the nine months ended September 30, 1998 was $9.0 million or $2.38 diluted per share, on adjusted weighted average shares of 3,784,018, compared to net loss applicable to common stockholders for the nine months ended September 30, 1997 of $4.1 million or $0.71 diluted per share, on adjusted weighted average shares of 5,692,709.


Liquidity and Capital Resources

   Net cash used in operating activities for the nine months ended September 30, 1998 was $46.5 million. The major uses of cash were for interest expense as a result of debt incurred in connection with the Merger, and the normal seasonal increase in accounts receivable and inventories.

   The Company's working capital requirements are seasonal and tend to be highest in the period from September through December due to the Christmas selling season. Accounts receivable tend to decline during the first and second quarters as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

   Capital expenditures were approximately $10.6 million for the nine months ended September 30, 1998 and the Company expects to expend approximately $3.4 million during the remainder of 1998. These expenditures relate to completing construction of the warehouse and distribution facility in Mira Loma, CA, computer equipment and systems, and machinery, equipment and tools and dies for the Company's manufacturing facilities.

   The Company's Revolving Credit Facility as amended on July 31, 1997, December 31, 1997 and March 30, 1998 provides for $130.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, the Company was required during February and March of 1998 to maintain excess availability of at least $30.0 million, and is required to maintain excess availability of at least $45.0 million during February and March of subsequent years. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants for the Company and the subsidiary borrowers, including but not limited to funded debt to earnings before income taxes, depreciation, amortization, and certain adjustments ("EBITDA") as defined in the Revolving Credit Facility, fixed charge ratios, capital expenditure covenants, and minimum consolidated net worth on or after December 31, 1997 of at least $1.00 (not in thousands). The Company is in compliance with the covenants, as amended, as of September 30, 1998 and for the quarter then ended. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $22.0 million at September 30, 1998.

   One of the Company's Puerto Rican subsidiaries has a $1.0 million facility (the "Facility"), expiring on May 30, 1999. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's Prime Rate less 25 basis points. Availability under the Facility was $0.3 million at September 30, 1998.

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

   In connection with the Merger, the Company amended its Employment Agreement with Leonard Florence. The Amended and Restated Employment Agreement dated as of April 16, 1997 (i) provided for a change in his term of full-time employment from a rolling five-year term to a fixed five-year term (ii) provided for a minimum base compensation of $1.15 million per annum, (iii) established $1.15 million as the minimum amount upon which his retirement benefit (and survivors benefit of his surviving spouse) will be computed and (iv) created contractual rights with respect to certain perquisites that were accorded to him informally under his prior arrangement with the Company. On July 29, 1998, the Company entered into Amendment No. 1 to Mr. Florence's Amended and Restated Employment Agreement which provides, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit. The terms of the Amendment provide for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit provided that such payments are allowed under the terms of the Company's credit agreements, as amended. The amended terms did not have a material impact on the condensed financial statements for the quarter ended September 30, 1998.

   The Company's ability to pay dividends is restricted by the terms of the Revolving Credit Facility and the Note Indenture.

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

   The Cumulative Redeemable Preferred Stock is redeemable at any time at the option of the Company, in whole or in part, at $1,000 per share plus all accumulated and unpaid dividends, if any, at the date of redemption. Subject to the Company's existing debt agreements, the Company must redeem all outstanding Cumulative Redeemable Preferred Stock in the event of a public offering of equity, a change of control or certain sales of assets.

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


Year 2000 Conversion

   The Company has substantially completed its assessment of Year 2000 compliance and determined the critical systems it will be required to evaluate, modify and test. The Company has already modified certain key systems to comply with Year 2000 requirements and is in the process of modifying and testing the critical systems that are not Year 2000 compliant. The process is targeted to be largely completed by December 31, 1998. Testing and certification of these systems are targeted for completion by mid-1999. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will sufficiently mitigate the risk of a Year 2000 readiness problem.

   The Company has initiated communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the Year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company believes that its actions with suppliers will minimize these risks. An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company.

   The Company currently believes that the expenditures necessary to be Year 2000 compliant will not be material to its financial condition or results of operations in any given year. The costs of compliance and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes, replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.


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

                            PART II-OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

   (a)   Exhibits:

         EX-10 Advice of Borrowing Terms between C.J. Vander Ltd. and NatWest Bank P.L.C., dated September 18, 1998

         EX-11    Computation of Net Income per Common Share

         EX-27    Financial Data Schedule


   (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the three months ended September 30, 1998.

                      SYRATECH CORPORATION AND SUBSIDIARIES


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Syratech Corporation


Dated:  November 16, 1998
                                     /s/ Ami A. Trauber
                                     -----------------------------------
                                     Ami A. Trauber
                                     Executive  Vice  President,
                                     Chief  Financial  Officer,
                                     Treasurer (Principal Financial
                                     and Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

                         Filed with Syratech Corporation
                    Report on Form 10-Q for the Quarter Ended
                               September 30, 1998





   Exhibit No.
   -----------

         EX-10 Advice of Borrowing Terms between C.J. Vander Ltd. and NatWest Bank P.L.C., dated September 18, 1998

         EX-11    Computation of Net Income per Common Share

         EX-27    Financial Data Schedule