Form 10-K405
period 1998-12-31
SYRATECH CORP
filed 1999-04-01
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from ______________ to ___________________

                         Commission File Number: 1-12624
                         -------------------------------

                              Syratech Corporation
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                               13-3354944
       -----------------------------------------------------------------
                  (State or other jurisdiction          (I.R.S. Employer
              of incorporation or organization)      Identification No.)

                              175 McClellan Highway
                   East Boston, Massachusetts                 02128-9114
       -----------------------------------------------------------------
               (Address of principal executive office)        (Zip Code)

       Registrant's telephone number, including area code - 617-561-2200
       -----------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                   Name of each exchange on which registered:
                                      None

           Securities registered pursuant to Section 12(g) of the act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists. Number of the registrant's Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 1999 - 3,784,018.

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

                                     PART I

ITEM 1. BUSINESS

Overview

Syratech Corporation (the "Company") designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products for home entertaining and decoration. The Company is one of the leading domestic manufacturers and marketers of sterling silver flatware and sterling silver and silver-plated hollowware. The Company also offers a number of other complementary tabletop and giftware items, including stainless steel flatware, picture frames, photo albums, photo storage, candles, glassware, crystal, and ceramics. Tabletop and giftware products generated approximately 67% of net sales for the year ended December 31, 1998. The Company is also a leading domestic manufacturer and marketer of seasonal products including Christmas ornaments, as well as a distributor of Christmas trim, lighting and tree skirts. Seasonal products generated approximately 33% of net sales for the year ended December 31, 1998.

The Company has positioned itself as a single-source supplier to retailers by offering a wide assortment of products across multiple price points through its "good-better-best" strategy. This strategy enables the Company to sell its products through a broad array of distribution channels, including retail specialty stores, department stores, specialty mail order catalogue companies, mass market merchandisers, catalogue showrooms, warehouse clubs, premium and incentive marketers, drug store chains and home centers. The Company markets its products under numerous and well-recognized tradenames including the Company-owned Towle Silversmiths, Wallace International Silversmiths and International Silver Company tradenames which are used in connection with the sale of tabletop and giftware items, and the Rauch and Silvestri tradenames which are used in connection with the sale of Christmas and other seasonal merchandise.

1997 Merger and Recapitalization

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

Products

The Company designs, manufactures, imports and markets a diverse offering of quality tabletop, giftware and seasonal products for home entertaining and decoration. For purposes of the information presented below, the Company identifies seasonal products as Christmas tree ornaments, other Christmas decorations and a variety of other products sold for Halloween, Easter, Thanksgiving, Mother's Day and Valentine's Day. Seasonal products are marketed under a variety of the Company's tradenames. Seasonal products are also included in the Tabletop and Giftware product category and are marketed under the Wallace, Towle, and International Silver tradenames. For example, the Company considers picture frames a tabletop and giftware item and also considers it seasonal just by changing the packaging slightly (e.g., a red colored box at Christmas time). Therefore, a certain number of the Company's products and/or product lines are sold as both Tabletop and Giftware and as Seasonal products.

The Company has identified only one distinct and reportable segment: Home Entertaining and Decorative Products. This segment generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents a breakdown of the Company's net sales by these product categories for the periods presented.

                                                          Year Ended December 31,
                                                ----------------------------------------
                                                  1998            1997            1996
                                                ---------      ---------        --------
Tabletop and Giftware.......................    $193,061       $193,950         $171,824
Seasonal....................................      97,345         96,912           99,107
                                                --------       --------         --------

                         Total..............    $290,406       $290,862         $270,931
                                                ========       ========         ========

The majority of the Company's products are sold through the same distribution channels. Customers in each distribution channel purchase a wide range of the Company's products and may purchase on a single purchase order Tabletop, Giftware or Seasonal products.

A significant portion of the Company's products are also sourced overseas. This function is also not performed by product or product lines and is therefore not reasonably allocable by product category.

The Company's products include those shown below; all of which are marketed under one of the Company's many well-recognized tradenames as follows:

Tabletop and Giftware

Sterling Silver and Silver-plated Flatware and Hollowware. The Company designs, markets and distributes a variety of products in these categories, including flatware, serving pieces, cosmetic accessories and hollowware, such as candlesticks, casseroles and coffee and tea services under the tradenames Wallace Silversmiths(R), Towle Silversmiths(R), International Silver Company(R), C.J. Vander(TM) and Tuttle Sterling(R). A majority of the Company's products in this category are manufactured at the Company's plants in Puerto Rico, England, and Massachusetts. These products are sold primarily to specialty stores, including jewelry stores and gift stores, and department stores and are generally included in bridal registries.

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

Picture Frames, Photo Storage and Photo Albums. The Company designs, markets and distributes several lines of picture frames and photo albums. The picture frames range from sterling silver on the high end to a variety of other frames produced in wood, resin, ceramic, metal and other mediums. The photo albums are produced in metal, fabric and resin. The Company has introduced new photo storage products including wooden cabinets, compact disk holders and wooden collage boxes. The Company markets these products under tradenames such as Melannco International(R), International Silver Company(R), Wallace Silversmiths(R) and Towle Silversmiths(R). The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution include department stores, including stationery departments, specialty stores and mass market merchandisers.

Glassware, Crystal and Ceramics. The Company designs, markets and distributes several lines of glassware and crystal products, including beverageware, glass dinnerware, serveware and accessories, glass vases, candle lighting and salad sets. The Company markets these products under the tradenames Towle(R) Crystal, International Silver Company(R), Elements(R), Farberware(R), Ambrosia(R), and under a license agreement, the tradename Cuisinart(R). The Company designs, markets and distributes a line of ceramic serveware and storage. The Company markets these products under the Farberware(R) tradename. The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution of the Company's glassware line include mass-market merchandisers, department stores, warehouse clubs and specialty stores.

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

Licensing Activities. The Company owns certain intellectual property rights related to the tradename Farberware and grants licenses to third parties for which the Company receives royalties.

Seasonal Products

Christmas Ornaments. The Company designs, manufactures, markets and distributes Christmas tree ornaments made of glass, satin, metal, ceramic and resin. The Company's products are distributed through specialty stores, department stores, jewelry stores, mass market merchandisers and warehouse clubs. These products are marketed under the tradenames Rauch(R), Silvestri(R), Potpourri Press(R), and International Christmas(TM). The Company also manufactures limited edition, sterling silver Christmas ornaments that are marketed under the tradenames Wallace Silversmiths(R) and Towle Silversmiths(R).

Other Christmas Decorations. The Company designs, markets and distributes a diverse product offering of other Christmas decorations including figurines, waterglobes, collectibles, trim, lighting, tree skirts and other decorative items produced in wood, resin, metal, paper, textiles, glass and ceramic. These products are marketed under the tradenames Silvestri(R), Rauch(R), Holiday Workshop(R), Potpourri Press(R), and International Christmas(TM). These products are distributed through specialty stores, department stores, mass market merchandisers and warehouse clubs.

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

Sales, Marketing and Distribution

During 1997 and 1998, the Company invested over $25 million on an 886,000 square foot warehouse and distribution center, including related systems and equipment, located in Mira Loma, California, which serves as its primary warehouse and distribution center.

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

The Company's various sales and marketing efforts are supported from its principal office and showroom in East Boston, Massachusetts and, for certain of its products, from its offices and showrooms in Hong Kong and London. The Company maintains additional showrooms in New York, Los Angeles, Atlanta and Dallas. The Company's sales and marketing staff at December 31, 1998, consisted of approximately 109 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

Retailing Customers

During 1998, 20 customers accounted for approximately 43% of the Company's net sales. No one customer represented 10% or more of the Company's net sales.

                                                                                                % of 1988
1998 Channels of Distributions                                                                  Net sales
------------------------------                                                                  ---------
Mass Market Merchandisers, Catalogue Showrooms, Warehouse Clubs, Drugs Stores and Supermarkets ... 30%
Department Stores ................................................................................ 17%
Speciality Stores, Jewelry Stores, Specialty Catalog Compaies, Premium and Incentice Marketers ... 53%

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

The Company has maintained, in the aggregate, approximately six months of inventory. The Company's silver fabrication operation in its Puerto Rico manufacturing plant became fully operational during 1994. This process reduces the need for purchasing fabricated silver from outside vendors. The Company uses fabricated silver in its manufacturing operations. Fabricated sterling silver made from fine silver purchased by the Company may be readily obtainable from outside resources as well. The Company purchases fine silver in the spot market in quantities the Company believes are adequate to meet reasonably foreseeable consumer demand for its silver products. The Company does not engage in speculative purchases of fine silver. In the five-year period ended December 31, 1998, the closing price of silver as quoted by Handy & Harman Inc. has ranged from $3.54 per troy ounce to $7.31 per troy ounce ($5.06 at March 18, 1999).

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

In 1998, the Company purchased an aggregate of approximately $127 million of products from approximately 800 foreign manufacturers. No vendor accounted for 10% or more of such purchases in 1998. The Company does not have information on the financial condition of its major foreign vendors, all of which are privately held, but is not aware of any unfavorable information related to their respective financial condition. Of the Company's foreign purchases in 1998 approximately 83% were from vendors located in the Far East; approximately 5% were from vendors located in India and approximately 12% in the aggregate from vendors in other locations. The Company's arrangements with its manufacturers are subject to the risks of doing business abroad, including risks associated with foreign currency and potential import restriction. The Company also is subject to risks associated with the availability of, and time required for, the transportation of products from foreign countries, including shipping losses or lost sales that may result from delays or interruptions in shipping. The Company does not believe that the loss of any single foreign supplier would have a material long-term adverse impact on the Company's source of supply, as other suppliers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

The Company has invested in increasing production capacity and improving productivity related to its manufactured Christmas ornament operations. The Company developed and installed new automatic machinery which was installed during the first quarter of 1997. The Company improved the design and operation of the new machinery during 1998 and realized a substantial production capacity increase, as well as lower costs due to reduced scrap and material handling expenses. The new equipment was installed in the 828,000 square foot building in Chester, South Carolina purchased in 1996, which is in close proximity to the existing manufacturing plant in North Carolina. This facility has allowed adequate space for the new machinery and a large warehouse and distribution center which has allowed the Company to consolidate its outside warehousing and manufacturing. The Company continuously looks for opportunities for new equipment and modification of existing equipment and processes to reduce production costs.

The Christmas decoration manufacturing process uses three basic raw materials:
(i) expandable polystyrene for unbreakable ornaments, (ii) glass ornament blanks and (iii) acetate or polyester yarn materials including boxes and packaging. To produce Christmas stockings, tree skirts and Santa Claus hats and suits, the Company purchases non-woven and knitted pile fabric. The Company has not experienced difficulty in obtaining raw materials or other supplies from its suppliers and does not anticipate any such difficulty in the foreseeable future. The Company imports ornament hangers, small glass and satin balls and assorted tree and off-the-tree decorations from Taiwan, Hong Kong, and Mexico.

Competition

The tabletop, giftware and seasonal product lines which the Company sells are highly competitive. Not only the large number of domestic manufacturers affects competition, but also the large volume of foreign imports. Several of the Company's competitors are larger and have greater financial resources than the Company. The Company's products compete indirectly with a broad range of household products not offered by the Company. Within the overall tabletop products catagory, the production of sterling silver flatware in the United States is relatively concentrated, with five manufacturers, including the Company, accounting for substantially all of the sterling silver flatware manufactured and sold in the United States. The other principal manufacturers and marketers of sterling silver flatware are Gorham, Inc. and its affiliate The Kirk Steiff Company, Reed & Barton Corp. and Lunt Silversmiths, all of which have been in business for many years. The giftware and seasonal products industries, however, are very fragmented with numerous small manufacturers and marketers of a limited number of products. The Company is not aware of any competitor having the same product line breadth.

The Company's diverse product lines allow it to target a wide range of customers and to respond more effectively to changes in retail distribution and consumer preferences. Furthermore, the trend towards vendor consolidation and increasing electronic communications and complex logistical requirements of the retail industry increases demand for vendors, like the Company, who can meet these requirements and make timely deliveries of a broad range of quality products and provide advertising and other sales support.

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

Trademarks, Copyrights and Patents

The success of the Company's various businesses depends in part on the Company's ability to exploit certain proprietary designs, trademarks and brand names on an exclusive basis and reliance upon the protections afforded by applicable copyright, patent and trademark laws and regulations. The loss of certain of the Company's rights to such designs, trademarks and brand names or the inability of the Company effectively to protect or enforce such rights could adversely affect the Company. The Company does not believe that there is a significant danger that it will lose its rights to any of its material trademarks and tradenames or be unable effectively to protect or enforce such rights. Although the loss of any right to designs, trademarks and tradenames could have negative effects, any such effects are unlikely to be material.

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

Backlog and Warranty

Orders for the Company's products are generally subject to cancellation until shipment. As a result, the Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic and weather conditions. As a result, comparison of backlog as of any date in a given year with backlog at the same date in a prior year is not necessarily indicative of sales trends. The Company had (exclusive of Farberware) a backlog of approximately $30.1 million as of December 31, 1998, compared to approximately $19.7 million as of December 31, 1997. See "Seasonality." The Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal retail industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company will routinely accept returns for imported products that are received late by the customer. The majority of the returned products are resold into the same distribution channel. During the three year period ended December 31, 1998, returns and allowances amounted to approximately 3.5% of sales.

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

Properties

The following table sets forth information with respect to the Company's properties as of March 31, 1999:

                                                                APPROXIMATE
                                                                  SQUARE
                                                                FOOTAGE OR
LOCATION                         TYPE OF FACILITY                 ACREAGE    STATUS
--------                         ----------------                 -------    ------
Mira Loma, CA ........  Warehouse/Distribution/Land ..........    886,000    Owned
Chester, CA ..........  Warehouse/Manufacturing/Showroom .....    828,000    Owned
Revere, MA ...........  Warehouse/Distribution ...............    580,000    Owned
Gastonia, NC .........  Office/Manufacturing/Disribution .....    447,441    Owned
East Boston, MA ......  Office/Showroom ......................    292,000    Owned
El Paso, TX ..........  Office/Manufacturing .................    135,000    Owned
North Dighton, MA ....  Office/Manufacturing/Warehouse .......    134,042    Leased
Crisfield, MD ........  Office/Manufacturing/Warehouse .......     71,754    Leased
San German, PR .......  Manufacturing/Office .................     72,296    Leased
Hong Kong ............  Office/Showroom ......................      6,809    Leased
Altanta, GA ..........  Showrooms ............................     15,050    Leased
Dallas, TX ...........  Showrooms ............................      9,716    Leased
Los Angeles ..........  Showrooms ............................      5,745    Leased
Cramerton, NC ........  Land ................................. 34.1 Acres    Owned
Sheffield, England ...  Manufacturing/Warehouse ..............     30,839    Owned
London, England ......  Office/Showroom ......................      4,000    Leased
China ................  Warehouse/Office .....................    158,212    Leased
Taiwan ...............  Office ...............................      1,725    Leased
New York, NY .........  Warehouse ............................      3,800    Leased
Tianjin, PRC .........  Office ...............................      2,906    Leased
Greensboro, NC .......  Office ...............................      2,747    Leased
New York, NY .........  Showrooms ............................     45,611    Leased
Ecclesfield, England .  Manufacturing/Warehouse/Showroom .....     39,950    Owned

Certain of the Company's properties are available for sale.

Employees

As of December 31, 1998, the Company had approximately 1,500 employees. The Company believes that its relationship with its employees is good.

The Company's employees located in the U.S. and Puerto Rico are not represented by labor unions.

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

Approximately 57 employees of C.J. Vander are represented by the Union of Manufacturing, Science & Finance (MSF). Management believes its employee relations are good.

Legal Proceedings

The Company has been named as a defendant in several legal actions arising from its normal business activities, including routine copyright and trademark litigation, which actions are considered normal in the businesses in which the Company is engaged. The Company is also currently involved in litigation with a manufacturer of certain machinery and equipment.

ITEM 4. Submission of Matters to A Vote of Security Holders

During the fourth quarter of 1998, no matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Absence of Public Market

Syratech Common Stock, which was traded on the NYSE under the symbol "SYR", was de-listed from the NYSE upon consummation of the Merger. From the effective time of the Merger, the Company has had less than 100 stockholders.

The Company filed a report on Form 15 Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934 filed on December 7, 1998.

Dividends Paid

The Company has never paid cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its businesses.

ITEM 6.  Selected Financial Data

The following selected consolidated financial information as of December 31, 1998 through 1994 and for each of the years in the five-year period ended December 31, 1998 has been derived from the consolidated financial statements of the Company. The consolidated balance sheets of the Company as of December 31, 1998 and 1997 and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, together with the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

                                                                                       Year Ended December 31,
                                                                ------------------------------------------------------------------
                                                                   1998         1997          1996          1995           1994
                                                                ----------    ---------     ---------     ---------      ---------
                                                                             (in thousands, except per share data)
Income Statement Data(1):
Net sales  ...................................................  $ 290,406     $ 290,862     $ 270,931     $ 169,520      $ 147,291
Cost of sales  ...............................................    213,307       213,366       194,113       119,836        104,600
                                                                ---------     ---------     ---------     ---------      ---------
Gross profit  ................................................     77,099        77,496        76,818        49,684         42,691
Selling, general and administrative expenses  ................     65,017        72,740        57,664        34,239         31,613
Impairment of long-lived assets and other asset dispositions .      5,170            --            --            --             --
Other operating income(2)  ...................................     (5,662)       (2,366)       (3,948)           --             --
                                                                ---------     ---------     ---------     ---------      ---------
Income from operations  ......................................     12,574         7,122        23,102        15,445         11,078
Interest expense  ............................................    (23,709)      (16,027)       (3,150)         (287)          (559)
Interest income  .............................................         34           257           771         4,881             98
Other income(3)  .............................................         --         2,184        11,900            --             --
                                                                ---------     ---------     ---------     ---------      ---------
Income (loss) before income taxes                                 (11,101)       (6,464)       32,623        20,039         10,617
Provision (benefit) for income taxes  ........................     (2,775)       (1,868)       12,234         6,863          2,758
                                                                ---------     ---------     ---------     ---------      ---------
Income (loss) from continuing operations .....................     (8,326)       (4,596)       20,389        13,176          7,859
Discontinued operations:
  Income from discontinued operations, net of income taxes ...         --            --            --         2,572         12,068
  Gain on sale of Syroco, net of income  taxes ...............         --            --            --        30,451            --
                                                                ---------     ---------     ---------     ---------      ---------
Net income (loss)  ...........................................     (8,326)       (4,596)       20,389        46,199         19,927
Preferred stock dividend .....................................      2,344         1,530            --            --            --
                                                                ---------     ---------     ---------     ---------      ---------
Net income (loss) applicable to common stockholders  .........  $ (10,670)    $  (6,126)    $  20,389     $  46,199      $  19,927
                                                                =========     =========     =========     =========      =========
Basic earnings (loss) per share:
  Continuing operations ......................................  $   (2.82)    $   (1.17)    $    2.34     $    1.13      $    0.67
  Discontinued operations ....................................         --            --           --           2.82           1.03
                                                                ---------     ---------     ---------     ---------      ---------
    Net income (loss) per common share .......................  $   (2.82)    $   (1.17)    $    2.34     $    3.95      $    1.70
                                                                =========     =========     =========     =========      =========
    Weighted average number of shares outstanding ............      3,784         5,216         8,695        11,707         11,688
                                                                =========     =========     =========     =========      =========
Diluted income (loss) per share:
Continued operations .........................................  $   (2.82)    $   (1.17)    $    2.32     $    1.12      $    0.67
Discontinued operations ......................................         --            --            --          2.79           1.02
                                                                ---------     ---------     ---------     ---------      ---------
Net income (loss) per common share ...........................  $   (2.82)    $   (1.17)    $    2.32     $    3.91      $    1.69
                                                                =========     =========     =========     =========      =========
 Shares:
   Weighted average number of shares outstanding .............      3,784         5,216         8,695        11,707         11,688
   Effect of dilutive stock options ..........................         --            --           104            96            121
                                                                ---------    ----------     ---------    ----------      ---------
   Adjusted weighted-average number of shares
     outstanding .............................................      3,784         5,216         8,799        11,803         11,809
                                                                =========    ==========     =========    ==========      =========

(1) The income statement data for years prior to 1996 has been restated to reflect Syroco, Inc. as a discontinued operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Transactions."

(2) Consists of income from the sale of Farberware inventory and other operating income primarily revenue related to licensing activities, net of certain selling, general and administrative expenses.

(3) Consists of nonrecurring pre-tax income related to the sale of certain equipment in 1997 and licensing the Farberware name on cookware and bakeware in 1996. See Note 4 to the Company's Consolidated Financial Statements.

                                                            December 31,
                                    ----------------------------------------------------------
                                      1998         1997         1996        1995        1994
                                    --------     --------     --------    --------    --------
                                               (in thousands, except per share data)
BALACE SHEET DATA:
Working capital ................    $104,614     $113,857     $119,918    $122,050    $125,136
Total assets ...................     284,717      266,000      227,254     220,566     190,684
Total debt (5) .................     211,201      183,900        6,636      51,735(6)   15,379
Stockholders' equity ...........      16,035       24,904      170,248     146,596     152,100
Book value per common share ....       (1.54)        1.42        19.58       16.91       13.01

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained or incorporated by reference in this Annual Report on Form 10-K, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (i) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS KNOWN OBLIGATIONS AND (ii) THE CONTINUATION OF, AND THE COMPANY'S ABILITY TO BENEFIT FROM, THE VENDOR CONSOLIDATION TREND IN THE RETAIL INDUSTRY DESCRIBED ELSEWHERE IN THE ANNUAL REPORT ON FORM 10-K.

Recent Transactions

Merger and Recapitalization

On April 16, 1997, THL Transaction I Corp. ("THL I"), a Delaware corporation, controlled by affiliates of Thomas H. Lee Company ("THL"), was merged with and into the Company (the "Merger") pursuant to the Restated Agreement and Plan of Merger between THL I and the Company. The transaction was accounted for as a recapitalization. See Notes to Consolidated Financial Statements.

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

Farberware Inc.

On April 2, 1996, the Company, through an indirect wholly-owned subsidiary, together with Lifetime Hoan Corporation ("Lifetime") acquired certain assets from Farberware Inc., a subsidiary of U.S. Industries, Inc. The Company and Lifetime are not affiliates. Farberware Inc. was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by the Company and Lifetime was $45.8 million, of which the Company paid approximately $32.6 million. The assets acquired by the Company included certain of the inventory, the tradename "Farberware" and the intellectual property (including the intellectual property that relates to cookware and bakeware and electric products other than major kitchen appliances) and certain tools and dies and machinery and equipment. During 1996 the Company also acquired inventory pursuant to a transitional manufacturing services agreement and in 1997, sold or disposed of all acquired inventory and as of December 31, 1997 no longer manufactures or sells Farberware cookware and bakeware products or noncommercial electric products. Accordingly, net sales for the year ended December 31, 1998, 1997 and 1996 exclude revenue from the sales of Farberware inventory, and $5.0 million, $2.4 million and $3.9 million, respectively, related to these sales and to licensing income, net of certain selling, general and administrative expenses, has been recorded as other operating income.

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

On February 3, 1997, the Company received a waiver of certain restrictions on the disposition of tools, machinery, and equipment formerly used by Bruckner Manufacturing Corp. in the manufacture of Farberware products. The Company sold the majority of the tools, machinery and equipment in 1997 and retained the remainder for use in its existing businesses. The sale of the tools, machinery and equipment resulted in net proceeds to the Company of $2.2 million which was recorded as other non-operating income in 1997.

See Notes to Consolidated Financial Statements.

The following table sets forth certain financial data as a percentage of net sales of the Company for each of the years presented.

                                                                               Percentage of Net Sales
                                                                         -----------------------------------
                                                                               Year Ended December 31,
                                                                         -----------------------------------
                                                                          1998          1997            1996
                                                                          ----          ----            ----
Net sales...........................................................     100.0%         100.0%         100.0%
Cost of sales.......................................................      73.5           73.4           71.6
                                                                         -----          -----           ----
 Gross profit.......................................................      26.5           26.6           28.4
Selling, general and administrative expenses........................      22.4           25.0           21.3
Impairment of long-lived assets and other asset dispositions .......       1.8
Other operating income (1)..........................................      (1.9)          (0.8)          (1.4)
                                                                         -----          -----           ----
 Income from operations.............................................       4.2            2.4            8.5
Interest expense, net...............................................      (8.2)          (5.4)          (0.9)
Other income (2)....................................................                      0.8            4.4
                                                                         -----          -----           ----
 Income (loss) before income taxes..................................      (4.0)          (2.2)          12.0
Provision (benefit) for income taxes................................      (1.0)          (0.6)           4.5
                                                                         -----          -----           ----
 Income (loss) from continuing operations...........................      (3.0)%         (1.6)%          7.5%
                                                                         =====          =====           ====


(1) Consists of income from the sale of Farberware inventory and other operating income, net of certain selling, general and administrative expenses.

(2) Consists of non-recurring pre-tax income related to the sale of certain equipment associated with the Farberware settlement in 1997 and licensing the Farberware name on cookware and bakeware in 1996. See Note 4 to the Company's Consolidated Financial Statements.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales of $290.4 million for the year ended December 31, 1998 were approximately flat with the $290.9 million for the year ended December 31, 1997. The slight decrease reflects lower sales of Silvestri branded seasonal items offset by stronger sales of giftware, particularly picture frames, during 1998. Changes in product prices did not materially impact net sales.

Gross profit was $77.1 million for the year ended December 31, 1998 compared with $77.5 million for the year ended December 31, 1997. Gross profit as a percentage of net sales was 26.5% for the year ended December 31, 1998 compared to 26.6% for the year ended December 31, 1997. The slight decrease in the gross profit percentage of 0.1 percentage points, reflects one-time higher costs related to the consolidation of warehousing, and an increased mix of closeout sales related to an aggressive plan to reduce excess inventories, offset by lower manufacturing costs at the Company's Chester, SC manufacturing facility as the new equipment start-up manufacturing inefficiencies experienced in 1997 were corrected in 1998. The decrease in gross profit margin was not materially impacted by change in product prices.

Selling, general and administrative expenses ("S, G & A expenses") decreased to 22.4% as a percentage of net sales or $65.0 million for the year ended December 31, 1998 from 25.0% or $72.7 million for the year ended December 31, 1997. Included in S, G & A expenses for 1997 is a one-time charge of $3.9 million for stock option compensation expense due to the Merger. Excluding the one-time charge of $3.9 million, S, G & A expenses were 23.7% as a percentage of net sales or $68.8 million for the year ended December 31, 1997. The 1.3 percentage point decrease in 1998 reflects lower bad debt expense and savings related to the consolidation of operations, partially offset by personnel severance costs and increased management personnel and travel costs. In addition, 1997 included a one - time favorable legal settlement and non-recurring favorable adjustments to accruals related to discontinued operations.

Income from operations of $12.6 million and $7.1 million for the years ended December 31, 1998 and 1997, respectively included other operating income of $5.7 million and $2.4 million, respectively, primarily resulting from Farberware licensing income. During the fourth quarter of 1998 the Company received one-time income of $2.6 million in connection with the granting of a license and extending certain existing licenses relating to Farberware intellectual property to one of its existing licensees. Income from operations for 1998 includes a one-time non-cash charge of $5.2 for impairment of assets. See Note 3 to the Company's Consolidated Financial Statements. As noted above, 1997 includes the one-time charge of $3.9 million to compensation expense related to stock options as a result of the Merger.

Other non-operating income in 1997 represents $2.2 million of income from the sale of equipment associated with the Farberware settlement. See Note 4 to the Company's Consolidated Financial Statements.

In the fourth quarter of 1998, the Company wrote down the value of certain assets primarily relating to its facilities in El Paso, Texas and one facility in Gastonia, North Carolina, where the carrying values had been impaired by an aggregate of $4,307 after management's decision to shut down and sell the facilities. The El Paso facility ceased manufacturing activity prior to December 31,1998 and the Gastonia facility is scheduled to shut down by July 1, 1999. Of the $4,307 total, $506 relates to adjusting to salvage value certain specialized equipment which is no longer used in the production process and has no alternative use or value to the Company, and $3,801 represents an adjustment to the carrying values of the properties to estimated fair value (approximately $893 based upon available market data net of costs of disposition), which have been included in properties held for sale in the accompanying consolidated balance sheet at December 31, 1998. Also included in the charge is $627 related to impaired equipment and tooling that was abandoned at other Company facilities and $236 representing a decline in the estimated fair value of a property held for sale since 1997.

Interest expense, net, was $23.7 million and $15.8 million for the years ended December 31, 1998 and 1997, respectively. This change results primarily from a full year of interest expense to finance the Merger. The benefit from income taxes was $2.8 and $1.9 million for the years ended December 31, 1998 and 1997, respectively. The increase in income tax benefit in 1998 reflects the higher net loss resulting from the increased interest expense.

Net loss applicable to common stockholders for the year ended December 31, 1998 was ($10.7) million, compared to net loss available to common stockholders of ($6.1) million or ($1.17) (diluted) per share, on adjusted weighted average shares outstanding of 5,216,000 (diluted) for the year ended December 31, 1997. The reduction in adjusted weighted average shares reflects the acquisition and retirement of 4.9 million shares of Company Common Stock in connection with the Merger, which was effected on April 16, 1997.

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

Selling, general and administrative expenses ("S, G & A expenses") increased to 25.0% as a percentage of net sales or $72.7 million for the year ended December 31, 1997 from 21.3% or $57.7 million for the year ended December 31, 1996. Included in S, G & A expenses for 1997 is a one-time charge of $3.9 million. Also contributing to the increase are higher personnel and related costs including costs in the Company's Pacific Rim offices to support the 1996 acquisitions and to establish an increased presence in mainland China which management believes will enable the Company to reduce expenses in its higher cost Hong Kong, Philippines, and Taiwan locations. During 1997, the Philippines office was closed, and cost reductions in Taiwan and Hong Kong are underway. In addition, during 1997, there is a full year of S, G & A expenses associated with the product lines acquired during 1996 compared with partial period in the prior year, and these expenses are running at levels higher than initially anticipated due to delays in integrating operations of these acquisitions.

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

Other non-operating income in 1997 represents $2.2 million of income from the sale of equipment associated with the Farberware settlement, and in 1996, represents $11.9 million of income from the one-time licensing fee received for the Farberware name on cookware and bakeware. See Note 4 to the Company's Consolidated Financial Statements.

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

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 1998 was $7.7 million. The primary uses of cash were for increases in operating working capital needs. Accounts receivable from customers ended the year at a higher level due to the higher level of sales in the fourth quarter of 1998 compared with the same period in 1997.

The Company's working capital requirements are seasonal and tend to be highest in the period from September through December due to the Christmas selling season. Accounts receivable tend to decline during the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $13.2 million for the year ended December 31, 1998. These expenditures were primarily for completing construction of the warehouse and distribution facility in Mira Loma, CA, including related material handling, computer equipment and systems, improvements at the Company's East Boston facility, and machinery, equipment and tools and dies for the Company's manufacturing facilities.

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

The Company believes that borrowings available under the Revolving Credit Facility will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $165.0 million Notes issued in connection with the Merger and under its operating leases) and fund planned capital expenditures through December 31, 1998. See "Merger and Recapitalization."

See Note 2 to the accompanying Consolidated Financial Statements for a description of the terms of the Merger and Note 11 for dividend and liquidation terms of the Company's Cumulative Redeemable Preferred Stock.

See Note 7 to the accompanying Consolidated Financial Statements for the discussion on borrowings, availability, covenants and dividend restrictions of the Company under its Revolving Credit Facilities and its Notes due April 15, 2007.

Year 2000 Conversion

The Company has substantially completed its assessment of Year 2000 compliance and determined the critical systems it will be required to evaluate, modify and test. The Company has modified key systems to comply with Year 2000 requirements and is in the process of modifying and testing certain other systems that are not Year 2000 compliant. The modification of critical systems is on schedule and was largely completed by December 31, 1998. Testing and certification of these systems are targeted for completion by mid-1999. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem.

The Company has initiated communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has completed the modification and testing of its Electronic Data Interchange ("EDI") systems used to process orders and communicate with certain customers. The Company is able to process 6 digit dates for customer's using older versions of the American National Standards Institute ("ANSI") and Voluntary Inter-industry Communications Standard ("VICS") 3070 specification and is listed as a compliant vendor on the web site of the National Retail Federation. In addition, the Company is currently processing 8-digit dates (which are inherently Year 2000 compliant) in accordance with the ANSI and VICS 4010 specification with those customers who are able to accept and transmit this version. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company believes that its actions with suppliers will minimize these risks. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company.

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

Accounting Pronouncements

In March of 1998, the American Institute of Certified Public Accountants released Statement of Opinion No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The provisions of this opinion will be adopted by the Company effective January 1, 1999 and such adoption is not expected to have a material effect upon the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in the first quarter of 2000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate ("LIBOR"). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company's financial results. The Company also has fixed debt financing of $165,000 of 11% Senior Notes due April 15, 2007 that had a fair value of $133,650 as of December 31, 1998 based upon recent private market trades. There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

The Company transacts sales and purchases primarily in U.S. Dollars and maintains minimum cash balances denominated in foreign currencies. The Company does not enter into foreign currency hedge transactions. Through December 31, 1998, foreign currency fluctuations have not had a material impact on the Company's consolidated financial position or results of operations or cash flows in any one year and the Company does not believe that its exposure to foreign currency rate fluctuations is material.

ITEM 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   Page
                                                                                                                   ----
Report of Independent Auditors..................................................................................... 20
Consolidated Financial Statements:
     Consolidated balance sheets as of December 31, 1998 and 1997.................................................. 21
     Consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996.................... 22
     Consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997 and 1996.......... 23
     Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.................... 24
     Notes to consolidated financial statements.................................................................... 25

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Syratech Corporation:

We have audited the accompanying consolidated balance sheets of Syratech Corporation (the "Company") and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syratech Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company completed a merger accounted for as a recapitalization in 1997.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 26, 1999

                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       December 31,
                                                                               ----------------------------
                                                                                1998                 1997
                                                                               --------             -------
ASSETS
Current assets:
   Cash and equivalents  ..................................................    $  9,009            $  2,981
   Accounts receivable, net  ..............................................      70,128              63,893
   Inventories  ...........................................................      86,955              84,295
   Deferred income taxes  .................................................      15,866              11,337
   Prepaid expenses and other  ............................................       1,673               2,392
   Properties held for sale  ..............................................       2,292               1,836
                                                                               --------            --------
       Total current assets  ..............................................     185,923             166,734

Property, plant and equipment, net  .......................................      83,611              82,404
Purchase price in excess of net assets acquired, net ..................           6,549               6,790
Other assets, net  ........................................................       8,634              10,072
                                                                               --------            --------
       Total  .............................................................    $284,717            $266,000
                                                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable  ...........................    $ 46,201            $ 18,900
   Accounts payable .......................................................      13,883              14,234
   Accrued expenses .......................................................      10,802               8,662
   Accrued interest .......................................................       4,108               4,115
   Accrued compensation ...................................................       2,844               3,390
   Accrued advertising ....................................................       3,053               3,576
   Income taxes payable ...................................................         418                  --
                                                                               --------            --------
       Total current liabilities  .........................................      81,309              52,877

Long - term debt  .........................................................     165,000             165,000
Deferred income taxes  ....................................................      19,409              20,083
Pension liability  ........................................................       2,964               3,136
Commitments and contingencies (Notes 9 and 14)
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized;
   (25,0000 designated as cumulative redeemable preferred stock,
   18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $3,874 and $1,530
   in 1998 and 1997, respectively) ........................................      21,874              19,530
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018  shares issued and outstanding  ................          38                  38
   Retained earnings (deficit)  ...........................................      (6,376)              4,567
   Accumulated other comprehensive income  ................................         499                 769
                                                                               --------            --------
       Total stockholders' equity  ........................................      16,035              24,904
                                                                               --------            --------
       Total  .............................................................    $284,717            $266,000
                                                                               ========            ========

                See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                     For the Years Ended December 31,
                                                                             -------------------------------------------------
                                                                                1998               1997                1996
                                                                             -----------      ------------         -----------
Net sales  ..........................................................         $.290,406          $ 290,862            $270,931
Cost of sales  ......................................................           213,307            213,366             194,113
                                                                              ---------          ---------           ---------
     Gross profit  ..................................................            77,099             77,496              76,818

Selling, general and administrative expenses  .......................            65,017             72,740              57,664
Impairment of long-lived assets and other asset dispositions ........             5,170                 --                  --
Other operating income  .............................................            (5,662)            (2,366)             (3,948)
                                                                              ---------          ---------           ---------
     Income from operations  ........................................            12,574              7,122              23,102

Interest expense  ...................................................           (23,709)           (16,027)             (3,150)
Interest income  ....................................................                34                257                 771
Other income  .......................................................                --              2,184              11,900
                                                                              ---------          ---------           ---------
     Income (loss) before provision (benefit) for income taxes ......           (11,101)            (6,464)             32,623
 Provision (benefit) for income taxes  ..............................            (2,775)            (1,868)             12,234
                                                                              ---------          ---------           ---------
     Net income (loss)  .............................................            (8,326)            (4,596)             20,389
Preferred stock dividends accrued  ..................................             2,344              1,530                  --
                                                                              ---------          ---------           ---------
     Net income (loss) applicable to common stockholders  ...........         $ (10,670)         $  (6,126)          $  20,389
                                                                              =========          =========           =========
Basic income (loss) per share:
  Net income (loss) per common share ................................         $   (2.82)         $   (1.17)          $    2.34
                                                                              =========          =========           =========
    Weighted average number of shares outstanding ...................             3,784              5,216               8,695
                                                                              =========          =========           =========
Diluted income (loss) per share:
  Net income (loss) per common share ................................         $   (2.82)         $   (1.17)          $    2.32
                                                                              =========          =========           =========
   Shares:
      Weighted average number of shares outstanding .................             3,784              5,216               8,695
       Effect of dilutive stock options .............................                --                 --                 104
                                                                              ---------          ---------           ---------
      Weighted average number of shares outstanding .................             3,784              5,216               8,799
                                                                              =========          =========           =========

                 See notes to consolidated financial statements.

START
                      SYRATECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                      (in thousands, except for share data)

                                                                                     Cumulative Redeemable
                                                          Common Stock                   Preferred Stock              Additional
                                                 --------------------------       ---------------------------          Paid-In
                                                  Shares              Amount      Shares               Amount          Capital
                                                  ------              ------      ------               ------          -------

Balance, January 1, 1996................          8,667,031            $ 87             --            $     --         $ 9,699
Exercise of stock options...............             28,200                                                                202
Compensation related to stock
  options...............................                                                                                    78
Tax effect of stock options.............                                                                                   250
Transfer of shares .....................                                                                                 2,338
Rights redemption ......................                                                                                   (87)
Comprehensive income:
   Translation adjustment...............
   Net income ..........................
     Total comprehensive income.........
                                              --------------        --------    -----------       -------------    ------------
Balance, December 31, 1996..............          8,695,231              87             --                  --          12,480
Exercise of stock options...............              8,000                                                                 91
Compensation related to stock
  options...............................                                                                                   209
Issuance of preferred stock.............                                            18,000              18,000
Sale and purchase of common
    stock for retirement (including
    related costs of $11,555)...........         (4,919,213)            (49)                                           (12,780)
Accrued preferred stock dividend........                                                                 1,530
Comprehensive income:
   Translation adjustment...............
   Net income ..........................
     Total comprehensive income.........
                                              --------------        --------    -----------       -------------    ------------
Balance, December 31, 1997..............          3,784,018              38         18,000              19,530              --
Other...................................
Accrued preferred stock dividend........                                                                 2,344
Comprehensive income:...................
   Translation adjustment...............
   Net income ..........................
     Total comprehensive income.........
                                              --------------        --------    -----------       -------------    ------------
Balance, December 31, 1998..............          3,784,018            $ 38         18,000            $ 21,874         $    --
                                              ==============        ========    ===========       =============    ============

                                                                   Accumulated
                                                                      Other
                                                Retained           Comprehensive        Treasury
                                                Earnings              Income              Stock                Total
                                             --------------      ----------------      ------------      -----------------

Balance, January 1, 1996................          $136,728           $  85                $ (3)             $ 146,596
Exercise of stock options...............                                                                          202
Compensation related to stock
  options...............................                                                                           78
Tax effect of stock options.............                                                                          250
Transfer of shares .....................                                                                        2,338
Rights redemption ......................                                                                          (87)
Comprehensive income:
   Translation adjustment...............                               482                                        482
   Net income ..........................            20,389                                                     20,389
                                                                                                         -----------------
     Total comprehensive income.........                                                                       20,871
                                             --------------      ----------------      ------------      -----------------
Balance, December 31, 1996..............           157,117             567                  (3)               170,248
Exercise of stock options...............                                                                           91
Compensation related to stock
  options...............................                                                                          209
Issuance of preferred stock.............                                                                       18,000
Sale and purchase of common
    stock for retirement (including
    related costs of $11,555)...........          (146,424)                                  3               (159,250)
Accrued preferred stock dividend........            (1,530)                                                        --
Comprehensive income:
   Translation adjustment...............                               202                                        202
   Net income ..........................            (4,596)                                                    (4,596)
                                                                                                         -----------------
     Total comprehensive income.........                                                                       (4,394)
                                             --------------      ----------------      ------------      -----------------
Balance, December 31, 1997..............             4,567             769                  --                 24,904
Other...................................              (273)                                                      (273)
Accrued preferred stock dividend........            (2,344)                                                        --
Comprehensive income:...................
   Translation adjustment...............                              (270)                                      (270)
   Net income ..........................            (8,326)                                                    (8,326)
                                                                                                         -----------------
     Total comprehensive income.........                                                                       (8,596)
                                             --------------      ----------------      ------------      -----------------
Balance, December 31, 1998..............          $ (6,376)          $ 499                $ --              $  16,035
                                             ==============      ================      ============      =================

                 See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        For the Years Ended December 31,
                                                                ------------------------------------------------
Cash flows from operating activities:                              1998                1997             1996
                                                                -----------        ------------      -----------
Net income (loss)  ...........................................   $ (8,326)          $  (4,596)        $ 20,389
Adjustments to reconcile net income (loss) to net
   cash used in (provided by) operating activities:
   Depreciation and amortization  .............................     7,857               6,199            4,767
   Deferred income taxes  .....................................    (4,144)                (20)          (2,756)
   Acquisition of Farberware assets ...........................                                         (9,500)
   Disposal of Farberware assets ..............................                                         13,600
   Farberware electrics license ...............................                                            500
   Transfer of shares .........................................                                          3,655
   Pension liability  .........................................      (171)               (152)           1,564
   Compensation related to stock options ......................                           209               78
   Other long-term liability ..................................                          (207)
   Impairment of long-lived assets and other asset dispositions     5,170
   (Gain) loss on disposal of assets and other ................        42                  50              (17)
   Increase (decrease) in assets and liabilities,
     net of effect of businesses acquired:
       Marketable securities  .................................                                         30,561
       Accounts receivable  ...................................    (6,235)             (3,873)         (18,356)
       Inventories  ...........................................    (2,660)             (4,940)         (17,106)
       Prepaid expenses and other  ............................       719                 726             (471)
       Other assets ...........................................                       (10,800)
       Accounts payable and accrued expenses  .................      (346)              5,736           (2,870)
       Income taxes payable  ..................................       418                (930)          (2,095)
     Discontinued operations ..................................                                          1,834
                                                                 ---------        ------------      -----------
Net cash provided by (used in) operations  ....................    (7,676)            (12,598)          23,777
                                                                 ---------        ------------      -----------
Cash flows from investing activities:
 Purchases of property, plant and equipment  ..................   (13,166)            (24,461)         (15,125)
 Proceeds from disposal of assets .............................         1                  23               66
 Insurance claim proceeds .....................................                                         23,771
 Acquisitions of businesses, net of cash acquired .............                                        (48,540)
 Other  .......................................................       194                 101             (186)
                                                                 ---------        ------------      -----------
Net cash used in investing activities  ........................   (12,971)            (24,337)         (40,014)
                                                                 ---------        ------------      -----------
Cash flows from financing activities:
  Change in revolving loan facilities and notes payable  ......    27,301              12,264          (59,075)
  Proceeds from borrowings  ...................................                       165,000
  Repayment of borrowings  ....................................                                           (300)
  Proceeds from sale of preferred stock  ......................                        18,000
  Proceeds from sale of common stock  .........................                        75,993
  Purchase of common stock for retirement (including
     related costs )  .........................................                      (235,243)
  Tax effect on stock options .................................                                            250
  Exercise of stock options ...................................                            91              202
  Deferred financing costs and other  .........................      (356)                (19)             (24)
                                                                 ---------        ------------      -----------
Net cash provided by (used in) financing activities ...........    26,945              36,086          (58,947)
                                                                 ---------        ------------      -----------
  Effect of exchange rate changes on cash and equivalents            (270)                225              296
                                                                 ---------        ------------      -----------
Net increase (decrease) in cash and equivalents  ..............     6,028                (624)         (74,888)
Cash and equivalents, beginning of year  ......................     2,981               3,605           78,493
                                                                 ---------        ------------      -----------
Cash and equivalents, end of year .............................  $  9,009           $   2,981         $  3,605
                                                                 =========        ============      ===========

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

Earnings (Loss) Per Share

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which supersedes Accounting Principles Board Opinion No. 15. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Basic earnings (loss) per share reflect the weighed-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact of potential common shares from options and warrants, using the treasury-stock method. The Company's only dilutive potential common stock in 1996 are stock options. The Company's stock options were canceled in 1997 at the effective date of the Merger (Note 2). Potential common shares (approximately 30,000) resulting from stock options outstanding during 1997 were antidilutive due to the recorded net loss. There were no potential common shares in 1998.

Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which provides standards for reporting items considered to be "comprehensive income" and uses the term "other comprehensive income" to refer to revenues, expenses, gains and losses that are included in comprehensive income under generally accepted accounting principles but excluded from net income. Currently the only items presented in the Company's consolidated financial statements that are considered other comprehensive income as defined in SFAS 130 are cumulative translation adjustments, which are recorded as components of stockholders' equity.

                      SYRATECH CORPORATION AND SUBSIDIARIES

Accumulated other comprehensive income reported in the consolidated balance sheets consists only of foreign currency translation adjustments (not tax effected).

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include income taxes, reserves for potentially obsolete and slow moving inventory, and reserves for potential bad debts and sales returns.

Revenue Recognition

Revenue is recognized when products are shipped. The Company provides allowances for estimated doubtful accounts and sales returns based on historical experience and evaluation of specific accounts. Such allowances, excluding amounts related to Farberware Inc. (see Note 4), were comprised of the following:

                                         December 31,
                                 ------------------------------
                                     1998             1997
                                 -------------    -------------
Sales returns and allowances ....   $ 6,120          $ 5,977
Doubtful accounts ...............       836            1,231
                                 -------------    -------------
                                    $ 6,956          $ 7,208
                                 =============    =============

Customers

Substantially all customers are retailers. No base of customers in one geographic area constitutes a significant portion of sales. No single customer represented 10% or greater of consolidated net sales in 1998, 1997 or 1996.

Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with a remaining maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method for certain silver and certain non-silver inventories. For all other inventories, cost is determined on the first-in, first-out ("FIFO") method.

Properties Held for Sale

Properties held for sale are separately presented in the accompanying consolidated balance sheets and are stated at the lower of cost or estimated net realizable value.

                      SYRATECH CORPORATION AND SUBSIDIARIES

Property, Plant and Equipment

Purchased property, plant and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease term. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets and over the terms, if shorter, of the related leases, as follows:

                                                     Years
                                                     -----
            Buildings and improvements              5 to 39
            Tools and dies                          3 to 50
            Machinery and equipment                 3 to 10
            Other                                   3 to 10

Impairment of Long-Lived Assets

Recoverability of long-lived assets is determined by periodically comparing the forecasted undiscounted net cashflows of the operations to which the assets relate to the carrying amount, including associated intangible assets of such operations.

Purchase Price in Excess of Net Assets Acquired

Purchase price in excess of net assets acquired is amortized using the straight-line method over 30 years (see Note 4). The Company evaluates the carrying value of goodwill based upon current and anticipated net income and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value.

Other Assets

Other assets consist principally of deposits, deferred fees, deferred financing costs and deferred long-term rent. Deferred financing costs are being amortized using the interest method over the terms of the related loans. Accumulated amortization aggregated approximately $2,345 and $1,008 at December 31, 1998 and 1997, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred. These costs are recorded in selling, general and administrative expenses and totaled $4,417, $4,156 and $3,690 in the years ended December 31, 1998, 1997 and 1996, respectively.

Financial Instruments

The carrying values of cash and equivalents, accounts receivable, accounts payable and borrowings under revolving credit facilities approximate fair value due to the short-term nature of these instruments. The fair value of the Notes (Note 2) was estimated to be $133,650 as of December 31, 1998, based upon recent private market trades.

Income Taxes

The Company and its domestic subsidiaries (except for Wallace's Puerto Rican subsidiaries) file a consolidated federal income tax return. The Puerto Rican subsidiaries file separate returns in accordance with Section 936 of the Internal Revenue Code. The Company uses the liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The Company provides for taxes on substantially all undistributed earnings of foreign subsidiaries.

                      SYRATECH CORPORATION AND SUBSIDIARIES

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 the Company records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

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

Recent Accounting Pronouncements

In March of 1998, the American Institute of Certified Public Accountants released Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The provisions of this opinion will be adopted by the Company effective January 1, 1999 and such adoption is not expected to have a material effect upon the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in the first quarter of 2000.

Reclassification

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Cash Flow Information

Supplemental cash flow information is as follows:

                                                                            Year Ended December 31,
                                                                       ---------------------------------
                                                                         1998         1997       1996
                                                                         ----         ----       ----
Cash paid during the year for:
      Interest.......................................................   $22,653     $ 11,716    $  2,383
                                                                       ========    =========   =========
      Income taxes...................................................   $ 1,045     $  2,654    $ 16,791
                                                                       ========    =========   =========

Supplemental schedule of non-cash investing and financing activities:
      Rights redemption obligation...................................   $    --     $     --    $     87
                                                                       ========    =========   =========
      Share transfer by principal stockholder........................   $    --     $     --    $  2,338
                                                                       ========    =========   =========

                      SYRATECH CORPORATION AND SUBSIDIARIES

2. Merger and Recapitalization

On April 16, 1997, THL Transaction I Corp. ("THL I"), a Delaware corporation, controlled by affiliates of Thomas H. Lee Company ("THL"), was merged with and into the Company (the "Merger") pursuant to the Restated Agreement and Plan of Merger between THL I and the Company.

Pursuant to the Merger, each share of the Company's Common Stock, par value $0.01 per share ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (April 16, 1997) (other than
(i) shares of Common Stock held by the Company or any wholly-owned subsidiary thereof, and (ii) 35,232 shares of Common Stock that were contributed to the Company by Leonard Florence (former principal shareholder) upon the Merger and which were then canceled and retired) was entitled to receive at the election of the holder thereof and as stated below, either (a) $32.00 in cash (except that Leonard Florence received $28.00 in cash) or (b) one fully paid and non-assessable share of the Company's Common Stock.. In addition, each Company Stock Option granted under the 1986 and 1993 Stock Plans that was outstanding immediately prior to the Effective Time, vested and was canceled in exchange for the excess in cash of $32.00 over the exercise price per share of the Company's Common Stock. The aggregate amount paid to optionees of $3,685 and $188 related to the vesting of the options was charged to compensation expense.

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

3. Impairment of Long-lived Assets and Other Asset Dispositions

In the fourth quarter of 1998, the Company wrote down the value of certain assets primarily relating to its facilities in El Paso, Texas and one of its facilities in Gastonia, North Carolina, where the carrying values had been impaired by an aggregate of $4,307 after management's decision to shut down and sell the facilities. The El Paso facility ceased manufacturing activity prior to December 31,1998 and the Gastonia facility is scheduled to shut down by July 1, 1999. Of the $4,307 total, $506 relates to adjusting to salvage value certain specialized equipment which is no longer used in the production process and has no alternative use or value to the Company, and $3,801 represents an adjustment to the carrying values of the properties to estimated fair value (approximately $893 based upon available market data net of costs of disposition), which have been included in properties held for sale in the accompanying consolidated balance sheet at December 31, 1998. Also included in the charge is $627 related to impaired equipment and tooling that was abandoned at other Company facilities and $236 representing a decline in the estimated fair value of a property held for sale since 1997.

                      SYRATECH CORPORATION AND SUBSIDIARIES

4. Acquisitions

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

The purchase price in excess of net assets acquired of $7,224 is being amortized on the straight-line basis over 30 years. Accumulated amortization was approximately $675 and $434 at December 31, 1998 and 1997, respectively. Rauch is a leading domestic manufacturer and marketer of Christmas and other decorative seasonal products, in particular glass and satin tree ornaments. During 1996, the Company received $23,771 in connection with an insurance claim relating to a 1994 fire at a Rauch facility.

The allocation of purchase price was as follows:

                                                            1996
                                                            ----
Cash paid to Rauch shareholders.......................... $ 48,042
Acquisition costs incurred...............................    1,584
                                                          --------
Total purchase price..................................... $ 49,626
                                                          ========

Allocated to:............................................
  Cash...................................................    2,084
  Accounts receivable....................................    8,461
  Insurance receivable...................................   23,771
  Inventories............................................   19,206
  Deferred income taxes..................................    2,518
  Prepaid expenses and other.............................      983
  Property, plant and equipment, net.....................   23,081
  Other assets...........................................       89
  Purchase price in excess of net assets acquired........    7,224
  Current liabilities....................................  (22,303)
  Deferred income taxes..................................  (15,488)
                                                          --------
Total.................................................... $ 49,626
                                                          ========

                      SYRATECH CORPORATION AND SUBSIDIARIES

The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1996.

  Net sales..........................................................  $271,450
                                                                       ========
  Income from continuing operations..................................  $ 19,657
                                                                       ========
  Net income.........................................................  $ 19,657
                                                                       ========
  Basic earnings per share:
    Continuing operations............................................  $   2.26
                                                                       ========
    Net income per common share......................................  $   2.26
                                                                       ========
    Weighted-average number of shares outstanding ...................     8,695
                                                                        =======
  Diluted earnings per share:
    Continuing operations............................................     $2.23
                                                                          =====
    Net income per common share......................................     $2.23
                                                                          =====
    Weighted-average number of shares outstanding....................     8,695
    Effect of dilutive stock options.................................       104
                                                                          -----
    Adjusted weighted-average number of shares outstanding...........     8,799
                                                                          =====

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

Acquisition of Assets

Farberware

On April 2, 1996, the Company, through an indirect wholly-owned subsidiary, together with Lifetime Hoan Corporation ("Lifetime") acquired certain assets from Farberware Inc., a subsidiary of U.S. Industries, Inc. The Company and Lifetime are not affiliates. Farberware Inc. was a manufacturer of aluminum clad, stainless steel cookware and bakeware and small electric kitchen appliances. The aggregate consideration paid by the Company and Lifetime was $45,771, of which the Company paid approximately $32,611. The assets acquired by the Company included certain of the inventory, the tradename "Farberware" and the intellectual property (including the intellectual property that relates to cookware and bakeware and electric products other than major kitchen appliances) and certain tools and dies and machinery and equipment. During 1996 the Company also acquired inventory pursuant to a transitional manufacturing services agreement and in 1997, sold or disposed of all acquired inventory and as of December 31, 1997 no longer manufactures or sells Farberware cookware and bakeware products or noncommercial electric products. Accordingly, net sales for the year ended December 31, 1998, 1997 and 1996 exclude revenue from the sales of Farberware inventory, and $5.0 million, $2.4 million and $3.9 million, respectively, related to these sales and to licensing income, net of certain selling, general and administrative expenses, has been recorded as other operating income.

In a separate transaction, the Company entered into an agreement with Lifetime, which provided for the allocation between them of the assets acquired from Farberware Inc. The Company acquired Farberware in order to expand its licensing activities and to use the Farberware name on certain of the Company's existing and new products.

                      SYRATECH CORPORATION AND SUBSIDIARIES

On June 27, 1996, the Company's Farberware Inc. subsidiary ("Farberware") entered into a license agreement with Meyer Marketing Co. Ltd. ("Meyer") pursuant to which Meyer was granted for a term of 200 years (i) an exclusive worldwide license to use and exploit the Farberware name and certain related intellectual property rights in connection with the sourcing, manufacture and distribution of certain cookware and bakeware products and other rights. For such grant, Meyer made a one-time payment to the Company of $25,500, which resulted in recognition by the Company of $11,900 of non-recurring income. Under the terms of the licensing agreement, the Company has no further obligation with respect to the amount paid by Meyer. As such, the entire proceeds received were recognized as revenue in the second quarter of 1996. On July 12, 1996, Farberware granted to a major retail chain the exclusive license to use and exploit the Farberware name and related intellectual property in connection with the sourcing, manufacture, marketing and sale of certain electric products for quarterly royalty payments.

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

On February 3, 1997, the Company received a waiver of certain restrictions on the disposition of tools, machinery, and equipment formerly used by Bruckner Manufacturing Corp. in the manufacture of Farberware products. The Company sold the majority of the tools, machinery and equipment in 1997 and retained the remainder for use in its existing businesses. The sale of the tools, machinery and equipment resulted in net proceeds to the Company of $2,184, which was recorded as other non-operating income in 1997.

Silvestri

On April 16, 1996, the Company purchased finished goods inventory and intangible assets of the Silvestri division of FFSC, Inc. ("Silvestri") for approximately $8,600. Silvestri products include Christmas ornaments, collectibles, lighting and trim as well as other seasonal and nonseasonal giftware and decorative accessories.

Potpourri Press

On November 26, 1996, a wholly-owned subsidiary of the Company acquired inventory, tangible property, intellectual property rights, certain records and certain contract rights of Potpourri Press, Inc., a North Carolina-based manufacturer and marketer of Christmas products, for a purchase price of approximately $2,540. Potpourri was merged with Silvestri during 1998.

                      SYRATECH CORPORATION AND SUBSIDIARIES

5. Inventories

                                           December 31,
                                    ---------------------------
                                       1998            1997
                                    -----------    ------------
    Raw materials...................  $ 12,953        $ 10,169
    Work-in-process.................     6,484           4,917
    Finished goods..................    67,518          69,209
                                    -----------    ------------
              Total.................  $ 86,955        $ 84,295
                                    ===========    ============

Inventories would have been approximately $956 and $1,784 higher at December 31, 1998 and 1997, respectively if the FIFO method had been used for all inventories. Decreases in LIFO inventory quantities had the effect of decreasing consolidated net loss by $617 in 1998. There were no decreases in LIFO inventory quantities in 1997 or 1996.

6.  Property, Plant and Equipment

Property, plant and equipment was comprised of the following:

                                                     December 31,
                                            -----------------------------
                                                 1998              1997
                                            ------------     ------------
    Land and improvements................      $ 10,260         $ 10,345
    Buildings and improvements...........        58,298           43,092
    Tools and dies.......................        17,187           16,501
    Machinery and equipment..............        33,073           30,911
    Other................................         2,882            1,984
    Construction in progress.............         3,613           16,950
                                            ------------     ------------
         Total...........................       125,313           119,783
    Less accumulated depreciation........       (41,702)         (37,379)
                                            ------------     ------------
      Net................................      $ 83,611          $ 82,404
                                            ============     ============

Capitalized interest is not material to the Company's consolidated financial statements in any year presented.

Unrecorded commitments for property, plant and equipment are not material to the Company's consolidated financial statements at December 31, 1998.

                      SYRATECH CORPORATION AND SUBSIDIARIES

7.  Revolving Loan Facilities and Notes Payable

Revolving Loan Facilities

The Company has a Senior Revolving Credit Facility (the "Revolving Credit Facility" ) dated April 16, 1997, amended effective as of July 31, 1997, December 31, 1997, March 30, 1998 and December 31, 1998 which provides for $130,000 of borrowings, including a $30,000 sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, Eurodollar Rate plus 225 basis points (7.31% using the 30 day Eurodollar rate at December 31, 1998) or the Prime Rate plus 50 basis points (8.25% at December 31, 1998). The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 1998 was 8.18%. At December 31, 1998, there was $45,000 outstanding under this facility and all of these borrowings were at the Eurodollar rate. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility as amended, the Company is required during February and March of each year to maintain excess availability of at least $25,000. The obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company (the "Issuer/Guarantor Parent") and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock (the "Guarantor Subsidiaries") (Note
16). The Revolving Credit Facility, as amended as of December 31, 1998, contains customary covenants of the Company and the subsidiary borrowers, including but not limited to capital expenditures and minimum consolidated net worth on or after December 31, 1997 to be at least $1.00 (not in thousands). In addition, the Revolving Credit Facility, as amended as of December 31, 1998, includes covenants beginning in the first quarter of 1999 requiring a minimum ratio of earnings before income taxes, depreciation, amortization, and certain adjustments ("EBITDA"), as defined, including funded debt to EBITDA and fixed charge coverage ratios, as defined. Management believes the Company is in compliance with the covenants, as amended, as of December 31, 1998 and for the year then ended. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $42,998 at December 31, 1998.

Notes Payable

The Company also has debt financing of $165,000 of 11% Senior Notes (the "Notes") which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries ("Guarantor Subsidiaries") but not of its foreign subsidiaries ("Non-Guarantor Subsidiaries"). Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Notes are redeemable, in whole or in part, at the Company's option after April 15, 2002.

The Company's ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Notes. The Notes also include financial covenants which are less restrictive than the covenants contained in the Revolving Credit Facility. A default under the Notes will trigger a default under the Revolving Credit Facility.

Other Debt Facilities

The Company has outstanding borrowings of $843 under one of Wallace's Puerto Rican subsidiaries' $1,000 facility (the "Facility"), expiring on May 30, 1999. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points (6.81% using the 30-day Eurodollar rate at December 31, 1998) or the bank's Prime Rate less 25 basis points (7.5% at December 31, 1998). Availability under the Facility was $157 at December 31, 1998. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 1998 was 7.32%.

Borrowings under the Facility were uncollateralized; however, the pledge of assets owned by one of the subsidiaries as collateral for other loans was prohibited. Borrowings under the Facility were guaranteed by the Company and cross-guaranteed by certain other subsidiaries.

                      SYRATECH CORPORATION AND SUBSIDIARIES

The Company's C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 ("Overdraft Facility") which provides for borrowings of (pound)500. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1% (7.25% at December 31, 1998). The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft Facility as renewed on September 18, 1998 and March 19, 1999 is due on demand and expires on June 19, 1999. Availability under the Overdraft Facility was (pound)298 at December 31, 1998. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 1998 was 8.22%.

8.  Income Taxes

The provisions (benefit) for income taxes are as follows:

                                        Year Ended December 31,
                                    --------------------------------
                                      1998        1997        1996
                                      ----        ----        ----
Current:
   Federal........................  $     --    $ (3,121)  $ 11,379
   State..........................       489         448      3,542
   Foreign........................       880         825      1,307
                                    ---------  ----------  ---------
                                       1,369      (1,848)    16,228
                                    ---------  ----------  ---------
Deferred:
   Federal........................    (4,127)         (4)    (3,344)
   State..........................       (17)        (16)      (900)
   Foreign........................        --          --          -
                                    ---------  ----------  ---------
                                      (4,144)        (20)    (4,244)
                                    ---------  ----------  ---------
Tax effect of stock options:
   Federal........................        --          --        193
   State..........................        --          --         57
                                    ---------  ----------  ---------
                                          --          --        250
                                    ---------  ----------  ---------
       Total......................  $ (2,775)   $ (1,868)  $ 12,234
                                    =========  ==========  =========

The reconciliations between the Company's effective income tax rate and the U.S. federal statutory rate are as follows:

                                                                   Year Ended December 31,
                                                               -----------------------------
                                                                1998         1997      1996
                                                               -------    --------     -----
Federal statutory rate......................................   (35.0)%     (35.0)%    35.0%
State taxes, net of federal income tax expense or benefit...     1.4%        1.2%      4.9%
Foreign income taxes (including Puerto Rico)................     5.1%        2.0%     (4.5)%
Other.......................................................     3.5%        2.9%      2.1%
                                                               -------    --------    ------
Effective income tax rate...................................   (25.0)%     (28.9)%    37.5%
                                                               =======    ========    ======

                      SYRATECH CORPORATION AND SUBSIDIARIES

The components of income before provision (benefit) for income taxes were comprised of the following:

                                Year Ended December 31,
                           --------------------------------
                              1998       1997        1996
                           ---------   ---------    -------
Domestic..............     $(15,429)   $(10,226)    $25,457
Foreign...............        4,328       3,762       7,166
                           ---------   ---------    -------
    Total.............     $(11,101)   $ (6,464)    $32,623
                           =========   =========    =======

Provisions have been made for taxes on the portion of the undistributed earnings of Syratech H.K. and Wallace's Puerto Rican subsidiaries, which have not been permanently invested and which are ultimately expected to be remitted to the parent company.

Wallace's Puerto Rican subsidiaries operate under grants from the Commonwealth of Puerto Rico exempting 90% of their income from taxation until December 2003. Had the Company not been eligible for the tax exemption, the net loss in 1998 and 1997 would have increased by approximately $1,105 and $1,685, respectively and net income in 1996 would have been reduced by approximately $1,211, and earnings per share would have been decreased by approximately $.21, $.32, and $.14, respectively.

The tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                                        December 31,
                                                 ------------------------
                                                   1998            1997
                                                 ---------      ---------
      Accounts receivable....................    $  2,896       $  3,078
      Inventory..............................       2,542          2,330
      Reserves and accruals..................       1,189          1,596
      Operating loss carryforwards...........      10,305          5,203
      Other..................................         501             92
                                                 ---------      ---------
         Total...............................      17,433         12,299
      Valuation allowance....................      (1,567)          (962)
                                                 ---------      ---------
     Net current deferred tax asset..........    $ 15,866       $ 11,337
                                                 =========      =========

     Property, plant and equipment...........    $(14,391)      $(17,252)
     Deferred compensation...................       1,139          1,402
     Foreign earnings to be remitted.........      (6,157)        (4,233)
                                                 ---------      ---------
     Net non-current deferred tax liability..    $(19,409)      $(20,083)
                                                 =========      =========

The valuation allowance relates primarily to the potential unusable portion of foreign tax loss carryforwards.

                      SYRATECH CORPORATION AND SUBSIDIARIES

9.  Commitments and Contingencies

The Company and its subsidiaries have various operating lease commitments for buildings and equipment. The lease agreements generally require the Company to pay insurance, real estate taxes, and maintenance and contain various renewal options. Future minimum rental payments for all noncancellable operating leases for each of the next five years and thereafter are as follows:

    1999...............................   $3,335
    2000...............................    2,724
    2001...............................    1,778
    2002...............................    1,081
    2003...............................      674
    Subsequent to 2003.................    1,273

Rent expense for all operating leases was approximately $4,570, $6,254 and $5,209 in 1998, 1997 and 1996, respectively.

Certain subsidiaries were contingently obligated for outstanding letters of credit, trade acceptances and similar instruments aggregating $10,279 at December 31, 1998 (Note 7). The assets of Syratech H.K. are pledged as collateral for certain of these contingent obligations.

10.  Employee Benefit Plans

In 1998, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." The following information is provided in accordance with the provisions of this statement.

401(K) Savings Plans

The Company has two 401(k) savings plans. The 401(k) savings plans cover substantially all employees of its domestic and Puerto Rican subsidiaries. The 401(k) plans are subject to certain minimum age and length of employment requirements. Under one of these plans, the Company matches 30% of participants' contributions up to 6% of compensation. Under the other plan, the Company matches 50% of the first five hundred twenty dollars contributed and 30% thereafter, of the participants' contributions up to 6% of compensation. The Company also has a savings plan, established in 1991, covering substantially all employees of the Company's Hong Kong subsidiary. Under the Hong Kong plan, the Company contributes up to 10% of the participants' compensation. The Company contributed an aggregate of $617, $463 and $597 to all of these Plans in 1998, 1997 and 1996.

Officers Retirement Plan

The Company has employment agreements with certain officers and employees for terms ranging from three to five years, which provide for minimum annual salaries aggregating $2,243 and certain other benefits.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

Upon consummation of the Merger (Note 2), an employment agreement with an officer was amended so as to (i) change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide for a minimum base salary of $1,150 per annum, (iii) establish $1,150 as the minimum amount upon which the officer's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, an employment agreement with another officer was amended to change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term. On July 29, 1998, the Company entered into Amendment No. 1 to Mr. Florence's Amended and Restated Employment Agreement which provides, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit. The terms of the Amendment provide for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit provided that such payments are allowed under the terms of the Company's credit agreements, as amended. The amended terms did not have a material impact on the consolidated financial statements for the year ended December 31, 1998.

Pension expense is determined using assumptions at the beginning of the year. Assumptions used in determining the actuarial present value of the projected benefit obligation include: a discount rate of 6.75% in 1998 and 1997, and 7.5% in 1996, and a rate of future increases in benefit compensation of 3%. The effect of the change in discount rate was not material to the consolidated financial statements.

Change in projected benefit obligation:

                                           1998       1997        1996
                                           -----      -----       ----
Benefit obligation at beginning of year ... $3,529   $ 3,612    $2,012
Service cost ..............................    265       279       317
Interest cost .............................    185       195       199
Plan Amendments ...........................     --    (1,010)      627
Actuarial loss/(gain)                          174       453       457
Payments ..................................   (892)       --        --
                                           --------  --------   -------
Benefit obligation at end of year ........  $3,261   $ 3,529    $3,612
                                           ========  ========   =======

Components of net periodic benefit costs:

                                             1998         1997         1996
                                             ----         ----         ----
Service cost for benefits earned...........  $265         $279        $  317
Interest cost benefit obligation...........   185          195           199
Amortization of prior service cost.........   (34)         (33)          620
Amortization of loss.......................    37            4           191
                                             ----         ----        ------
Net periodic pension cost.................   $453         $445        $1,327
                                             ====         ====        ======

                      SYRATECH CORPORATION AND SUBSIDIARIES

Funded status as of December 31, 1998 and 1997:

                                                                1998       1997
                                                                ----       ----
    Actuarial present value of obligations:
      Vested benefit obligation ............................   $ 2,927    $ 3,261
                                                               =======    =======
      Projected benefit obligation .........................   $ 3,261    $ 3,529
    Fair value of plan assets ..............................        --         --
                                                               -------    -------
    Projected benefit obligation in excess of plan assets...     3,261      3,529
    Unrecognized prior service cost ........................       332        366
    Unrecognized gain/(loss) ...............................      (629)      (759)
    Additional minimum liability ...........................        --         --
                                                               -------    -------
         Net accrued pension liability .....................   $ 2,964    $ 3,136
                                                               =======    =======

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

Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred Stock for the purpose of calculating succeeding years' dividends. At December 31, 1998, $3,874 has been accrued.

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

Key Employee Stock Option Plans

Pursuant to the Merger, each Common Stock option granted under the Company's then existing stock option plans that were outstanding immediately prior to the Merger, vested and were cancelled in exchange for payment to the optionees of $3,873, which was charged to compensation expense.

                      SYRATECH CORPORATION AND SUBSIDIARIES

A summary of stock option activity under all the Company's plans through December 31, 1997 is as follows:

                                                       Weighted Average
                                                        Exercise Price
                                          Shares           Per Share
                                         ---------     ----------------
Outstanding at January 1, 1996........    220,200         $11.92
Canceled..............................   (102,000)        $24.47
Granted...............................    139,500         $24.68
Excercised............................    (28,200)        $ 7.17
                                         ---------
Outstanding at December 31, 1996......    229,500         $14.68
Canceled..............................   (221,500)        $14.71
Excercised............................     (8,000)        $13.90
                                         ---------
Outstanding at December 31, 1997......         --
                                         =========
Exerciseable at December 31, 1996.....    107,080
                                         =========

There were no stock options exercisable or outstanding at December 31, 1998 or 1997.

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

                                                                    1996
                                                                    ----
     Net income (loss):
         As reported............................................   $20,389
                                                                   =======
         Pro forma..............................................   $20,036
                                                                   =======

     Basic earnings per share:
         As reported............................................   $  2.34
                                                                   =======
         Pro forma..............................................   $  2.30
                                                                   =======
         Weighted average number of
             shares outstanding.................................     8,695
                                                                    ======
     Diluted earnings per share:
         As reported............................................   $  2.32
                                                                   =======
         Pro forma..............................................   $  2.28
                                                                   =======
         Weighted average number of
           shares outstanding...................................     8,695
     Effect of dilutive stock options...........................       104
                                                                   -------
     Adjusted weighted average number of shares outstanding.....     8,799
                                                                   =======

The pro forma results are not necessarily indicative of results that would have been reported if all options had been measured under SFAS No. 123.

The weighted average remaining contractual life of options outstanding at December 31, 1996 was 6.99 years. The weighted average fair value of options granted during 1996 was $8.94 per share. There were no options granted in 1998 or 1997.

The fair value of options granted under the Company's stock option plans during 1996 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 30.6%, risk-free interest rate of 6.0%, and expected lives of either 5.3 or 7.7 years.

                      SYRATECH CORPORATION AND SUBSIDIARIES

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

Short-term compensation payable was $207 at December 31, 1997.

The weighted-average fair value of the shares was $31.50. The fair value of the shares based on the provision of SFAS No. 123 was not materially different from the amounts recorded.

Shareholder Rights Plan

As required by the Merger and Recapitalization (Note 2), effective on November 8, 1996, the Company redeemed all outstanding Rights and terminated the Shareholder Rights Plan pursuant to which the Rights were issued.

12.  Related-Party Transactions

In connection with the Merger, the Company entered into a Management Agreement with Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450. The Company incurred $450 and $320 in 1998 and 1997, respectively.

In 1996, Wacker Industrial Company ("Wacker"), a major supplier, is owned by a holder of less than 1% of the Company's common stock. In 1998, 1997 and 1996, the Company had purchases from this supplier of approximately $5,960, $5,806 and $4,478, respectively. Accounts payable to this supplier approximated $90 and $41 at December 31, 1998 and 1997, respectively.

Other transactions with companies affiliated with certain directors/stockholders include net sales of approximately $1,055, $903 and $790 for 1998, 1997 and 1996, respectively. There were no purchases of products or services for 1998, 1997 and 1996. Accounts receivable from these companies approximated $127 and $19 as of December 31, 1998 and 1997, respectively. There were no accounts payable.

                      SYRATECH CORPORATION AND SUBSIDIARIES

13.  Segment Disclosures

The following is presented in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes new standards for defining and disclosing information about a company's business segments and requires a company to define its segments along its internal structure and reporting methodology. The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products. This segment generates revenue from two types of product offerings:
Tabletop and Giftware, and Seasonal. The Company has determined that it only has one reportable segment meeting the criteria established under SFAS 131 as the Company's chief operating decision maker, as defined, (determined to be the Chief Executive Officer and President) and the Board of Directors do not manage any part of the Company separately and review and evaluate only the Company's consolidated operating results. As there is only segment, refer to Note 1 for the significant accounting policies.

The Company's operations are conducted primarily in the United States of America
(US), with only two locations representing individually more than 10% of revenues or income from operations: the US and Hong Kong. The Company also conducts operations in the United Kingdom (UK) and in other countries however, these operations are individually insignificant and have been included in "Other Foreign" below. The following presents information in accordance with SFAS No. 131:

                                         Year Ended December 31,
                                     --------------------------------
Product Offerings:                     1998       1997        1996
                                     --------   ---------   ---------
Net sales:
   Tabletop and Giftware............ $193,061   $193,950    $171,824
   Seasonal.........................   97,345     96,912      99,107
                                     --------   ---------   ---------
      Total......................... $290,406   $290,862    $270,931
                                     ========   =========   =========

                                         Year Ended December 31,
                                     --------------------------------
Net sales:                             1998       1997        1996
                                     --------   ---------   ---------
   United States.................... $230,762   $231,152    $212,516
   Hong Kong........................   55,070     54,950      54,749
   Other foreign....................    4,574      4,760       3,666
                                     --------   ---------   ---------
      Total......................... $290,406   $290,862    $270,931
                                     ========   =========   =========

Income (loss) from operations:
   United States.................... $  8,186   $  3,006    $ 15,372
   Hong Kong........................    4,924      4,686       8,235
   Other foreign....................     (536)      (570)       (505)
                                     --------   ---------   ---------
      Total......................... $ 12,574   $  7,122    $ 23,102
                                     ========   =========   =========

Identifiable assets:
   United States.................... $267,630   $250,105    $212,377
   Hong Kong........................    7,867      7,039       7,754
   Other foreign....................    9,220      8,856       7,123
                                     --------   ---------   ---------
Total............................... $284,717   $266,000    $227,254
                                     ========   =========   =========

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

15.  Quarterly Results (Unaudited)

                            SUPPLEMENTARY INFORMATION
                          Quarterly Results (unaudited)

                                                               First       Second       Third        Fourth
                                                              Quarter      Quarter     Quarter      Quarter
                                                              -------      -------     -------      -------
Year Ended December 31, 1998:
Net sales ................................................   $  37,758    $  42,248    $ 104,617   $ 105,783
Gross profit .............................................      11,015       12,082       29,208      24,794
Income (loss) from operations ............................      (4,116)      (2,045)      13,169       5,566
Income (loss) before provision (benefit) for income taxes       (9,097)      (7,788)       6,831      (1,047)
Net income (loss) applicable to common stockholders ......      (7,136)      (6,194)       4,336      (1,676)
Basic earnings (loss) per share:
   Net income (loss) per share ...........................   $   (1.89)   $   (1.64)   $    1.15   $   (0.44)
                                                             =========    =========    =========   =========
   Weighted-average number of shares outstanding .........       3,784        3,784        3,784       3,784
                                                             =========    =========    =========   =========
Diluted earnings (loss) per share:
   Net income (loss) per share ...........................   $   (1.89)   $   (1.64)   $    1.15   $   (0.44)
                                                             =========    =========    =========   =========
   Weighted-average number of shares outstanding .........       3,784        3,784        3,784       3,784
   Effect of dilutive stock options ......................          --           --           --          --
                                                             ---------    ---------    ---------   ---------
   Adjusted weighted-average number of shares outstanding        3,784        3,784        3,784       3,784
                                                             =========    =========    =========   =========

Year Ended December 31, 1997:
Net sales ................................................   $  44,039    $  41,015    $ 109,044   $  96,764
Gross profit .............................................      12,625       11,351       32,183      21,337
Income (loss) from operations ............................        (855)      (6,074)      13,490         561
Income (loss) before provision (benefit) for income taxes          171       (9,025)       7,654      (5,264)
Net income (loss) applicable to common stockholders ......         107       (6,091)       1,934      (2,076)
Basic earnings (loss) per share:
   Net income (loss) per share ...........................   $    0.01    $   (1.33)   $    0.51   $   (0.55)
                                                             =========    =========    =========   =========
   Weighted-average number of shares outstanding .........       8,699        4,595        3,784       3,784
                                                             =========    =========    =========   =========
Diluted earnings (loss) per share:
   Net income (loss) per share ...........................   $    0.01    $   (1.33)   $    0.51   $   (0.55)
                                                             =========    =========    =========   =========
   Weighted-average number of shares outstanding .........       8,699        4,595        3,784       3,784
   Effect of dilutive stock options ......................         121           --           --          --
                                                             ---------    ---------    ---------   ---------
   Adjusted weighted-average number of shares outstanding        8,820        4,595        3,784       3,784
                                                             =========    =========    =========   =========

During the fourth quarter of 1998, the Company recorded an impairment of long lived assets of $5,170 (See Note 3), adjusted the tax benefit rate to 25% for the full year, slightly lower than the estimated effective income tax rate of 28% recorded through the nine months ended September 30, 1998. During the fourth quarter of 1997, the Company recorded an inventory adjustment of $2,800 related to shrinkage and to excess material and scrap costs related to the start-up of new manufacturing equipment.

                      SYRATECH CORPORATION AND SUBSIDIARIES

16.  Supplemental Condensed Consolidating Financial Statements

The following supplemental condensed consolidating financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries (Note 7), and the Non-Guarantor Subsidiaries (Note 7). Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1998

                                                       Issuer/                       Non
                                                      Guarantor     Guarantor     Guarantor
                                                        Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                        ------    ------------   ------------   ------------   ------------
ASSETS
Current assets:
   Cash and equivalents  ...........................               $   7,496      $  1,513                       $  9,009
   Accounts receivable, net  .......................                  65,260         4,868                         70,128
   Inventories  ....................................                  81,680         5,234       $      41         86,955
   Deferred income taxes  ..........................  $  9,009         6,857                                       15,866
   Prepaid expenses and other  .....................       113         1,089           471                          1,673
   Properties held for sale ........................                   1,838           454                          2,292
                                                      --------     ---------      --------       ---------       --------
       Total current assets  .......................     9,122       164,220        12,540              41        185,923

Property, plant and equipment, net  ................                  79,908         3,753             (50)        83,611
Purchase price in excess of net assets acquired  ...                   6,549                                        6,549
Other assets, net  .................................     8,457           177                                        8,634
Investment  ........................................   179,442                                    (179,442)
                                                      --------     ---------      --------       ---------       --------
       Total  ......................................  $197,021     $ 250,854      $ 16,293       $(179,451)      $284,717
                                                      ========     =========      ========       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable  ....  $             $ 45,837      $    358       $       6       $ 46,201
   Accounts payable ................................                  11,509         2,374                         13,883
   Accrued expenses ................................        38        10,288           476                         10,802
   Accrued interest ................................     3,832           276                                        4,108
   Accrued compensation ............................                   2,502           342                          2,844
   Accrued advertising .............................                   3,053                                        3,053
   Income taxes payable ............................       198          (198)          418                            418
                                                      --------     ---------      --------       ---------       --------
       Total current liabilities  ..................     4,068        73,267         3,968               6         81,309
Long-term debt  ....................................   165,000                                                    165,000
Deferred income taxes  .............................     6,157        13,252                                       19,409
Pension liability ..................................                   2,964                                        2,964
Intercompany (receivable) payable  .................  (30,589)        43,224       (11,274)         (1,361)
Commitments and contingencies
Stockholders' equity  ..............................    52,385       118,147        23,599        (178,096)        16,035
                                                      --------     ---------      --------       ---------       --------
       Total  ......................................  $197,021     $ 250,854      $ 16,293       $(179,451)      $284,717
                                                      ========     =========      ========       =========       ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1997

                                                                                Non
                                                   Guarantor     Guarantor    Guarantor
                                                    Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------     ------------  ------------  ------------  ------------
ASSETS
Current assets:
   Cash and equivalents .......................   $      18      $      91    $   2,872    $              $   2,981
   Accounts receivable, net ...................                     61,367        2,526                      63,893
   Inventories ................................                     79,500        4,754           41         84,295
   Deferred income taxes ......................       5,027          6,310                                   11,337
   Prepaid expenses and other .................                      2,075          317                       2,392
   Properties held for sale ...................                      1,151          685                       1,836
                                                  ---------      ---------    ---------    ---------      ---------
       Total current assets ...................       5,045        150,494       11,154           41        166,734

Property, plant and equipment, net ............                     78,406        3,947           51         82,404
Purchase price in excess of net assets acquired                      6,790                                    6,790
Other assets, net .............................       9,794            278                                   10,072
Investment in subsidiaries ....................     179,442                                 (179,442)
                                                  ---------      ---------    ---------    ---------      ---------
       Total ..................................   $ 194,281      $ 235,968    $  15,101    $(179,350)     $ 266,000
                                                  =========      =========    =========    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable    $              $  18,900    $            $              $  18,900
   Accounts payable ...........................                     12,703        1,531                      14,234
   Accrued expenses ...........................         684          7,446          532                       8,662
   Accrued interest ...........................       3,831            284                                    4,115
   Accrued compensation .......................                      3,020          370                       3,390
   Accrued advertising ........................                      3,576                                    3,576
   Income taxes payable .......................      15,933        (15,861)         (78)           6
                                                  ---------      ---------    ---------    ---------      ---------
       Total current liabilities ..............      20,448         30,068        2,355            6         52,877
Long-term debt ................................     165,000                                                 165,000
Deferred income taxes .........................       4,044         16,039                                   20,083
Pension liability .............................                      3,136                                    3,136
Intercompany (receivable) payable .............     (63,038)        64,997       (7,677)       5,718
Commitments and contingencies
Stockholders' equity ..........................      67,827        121,728       20,423     (185,074)        24,904
                                                  ---------      ---------    ---------    ---------      ---------
       Total ..................................   $ 194,281      $ 235,968    $  15,101    $(179,350)     $ 266,000
                                                  =========      =========    =========    =========      =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                                 Issuer/                     Non
                                                                Guarantor    Guarantor     Guarantor
                                                                 Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                 ------    ------------  ------------   ------------  ------------
Net sales ....................................................  $            $ 230,782    $  91,234      $ (31,610)    $ 290,406
Cost of sales ................................................                 173,712       71,205        (31,610)      213,307
                                                                ---------    ---------    ---------      ---------     ---------
     Gross profit ............................................                  57,070       20,029                       77,099
Selling, general and administrative expenses .................        450       49,304       15,406           (143)       65,017
Impairment of long-lived assets and other asset dispositions .                   4,935          235                        5,170
Other operating income .......................................                  (5,662)                                   (5,662)
                                                                ---------    ---------    ---------      ---------     ---------
     Income (loss) from operations ...........................       (450)       8,493        4,388            143        12,574
Interest expense .............................................    (19,569)      (4,048)         (92)                     (23,709)
Interest income ..............................................          1            1           32                           34
                                                                ---------    ---------    ---------      ---------     ---------
     Income (loss) before provision (benefit) for income taxes    (20,018)       4,446        4,328            143       (11,101)
Provision (benefit) for income taxes .........................     (4,850)       1,195          880                       (2,775)
                                                                ---------    ---------    ---------      ---------     ---------
     Net income (loss) .......................................    (15,168)       3,251        3,448            143        (8,326)
Preferred stock dividends accrued ............................      2,344                                                  2,344
                                                                ---------    ---------    ---------      ---------     ---------
     Net income (loss) applicable to common stockholders .....  $ (17,512)   $   3,251    $   3,448      $     143     $ (10,670)
                                                                =========    =========    =========      =========     =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997

                                                                  Issuer/                     Non
                                                                 Guarantor   Guarantor     Guarantor
                                                                   Parent   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                   ------   ------------  ------------  ------------  ------------
Net sales ....................................................    $           $ 231,160    $  89,903     $ (30,201)     $ 290,862
Cost of sales ................................................                  173,918       69,651       (30,203)       213,366
                                                                 ---------    ---------    ---------     ---------      ---------
     Gross profit ............................................                   57,242       20,252             2         77,496
Selling, general and administrative expenses .................       3,719       53,040       16,136          (155)        72,740
Other operating income .......................................                    2,366                                     2,366
                                                                 ---------    ---------    ---------     ---------      ---------
     Income (loss) from operations ...........................      (3,719)       6,568        4,116           157          7,122
Interest expense .............................................     (13,864)      (2,119)         (44)                     (16,027)
Interest income ..............................................                      208           49                          257
Other income .................................................                    2,184                                     2,184
                                                                 ---------    ---------    ---------     ---------      ---------
     Income (loss) before provision (benefit) for income taxes     (17,583)       6,841        4,121           157         (6,464)
Provision (benefit) for income taxes .........................      (6,565)       3,872          825                       (1,868)
                                                                 ---------    ---------    ---------     ---------      ---------
     Net income (loss) .......................................     (11,018)       2,969        3,296           157         (4,596)
Preferred stock dividends accrued ............................       1,530                                                  1,530
                                                                 ---------    ---------    ---------     ---------      ---------
     Net income (loss) applicable to common stockholders .....   $ (12,548)   $   2,969    $   3,296     $     157      $  (6,126)
                                                                 =========    =========    =========     =========      =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       YEAR ENDED ENDED DECEMBER 31, 1996

                                                        Issuer/                      Non
                                                       Guarantor   Guarantor      Guarantor
                                                         Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                         ------   ------------   ------------   ------------   ------------
Net sales ..........................................              $212,530         $85,498        $(27,097)      $270,931
Cost of sales  .....................................               154,622          66,582         (27,091)       194,113
                                                       ------     --------         -------        --------       --------

     Gross profit  .................................                57,908          18,916              (6)        76,818

Selling, general and administrative expenses  ......   $ (360)      46,844          11,880            (700)        57,664
Other operating income  ............................                 3,948                                          3,948
                                                       ------     --------         -------        --------       --------

     Income from operations  .......................      360       15,012           7,036             694         23,102

Interest expense  ..................................                (3,114)            (36)                        (3,150)
Interest income  ...................................       70          535             166                            771
Other income .......................................                11,900                                         11,900
                                                       ------     --------         -------        --------       --------

     Income before provision for income taxes  .....      430       24,333           7,166             694         32,623

Provision for income taxes  ........................    1,092        9,835           1,307                         12,234
                                                       ------     --------         -------        --------       --------

     Net income (loss) .............................   $(662)     $ 14,498         $ 5,859        $    694       $ 20,389
                                                       ======     ========         =======        ========       ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                              Issuer/                       Non
                                                             Guarantor     Guarantor     Guarantor
                                                              Parent      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                              ------      ------------  ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss)  ......................................... $(15,168)     $  3,251       $ 3,448       $ 143        $ (8,326)
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization  ..........................    1,419         5,930           508                       7,857
   Deferred income taxes  ..................................   (1,869)       (2,121)         (154)                     (4,144)
   Pension liability  ......................................                   (171)                                     (171)
   Impairment of long-lived assets and other asset
     dispositions .........................                                   4,935           235                       5,170
   (Gain) loss on disposal of assets and other .............                                   42                          42
   Increase (decrease) in assets and liabilities:
       Accounts receivable  ................................                 (3,893)       (2,342)                     (6,235)
       Inventories  ........................................                 (2,180)         (480)                     (2,660)
       Prepaid expenses and other  .........................     (113)          836            (4)                        719
       Accounts payable and accrued expenses  ..............     (645)         (818)        1,117                        (346)
       Income taxes payable  ...............................  (15,735)       15,657           496                         418
       Intercompany account ................................   32,449       (28,889)       (3,417)       (143)
                                                             --------      --------       -------       -----        --------
Net cash (used in) provided by operations  .................      338        (7,463)         (551)                     (7,676)
                                                             --------      --------       -------       -----        --------
Cash flows from investing activities:
  Purchases of property, plant and equipment  ..............                (12,645)         (521)                    (13,166)
  Other  ...................................................                    212           (17)                        195
                                                             --------      --------       -------       -----        --------
Net cash used in investing activities  .....................                (12,433)         (538)                    (12,971)
                                                             --------      --------       -------       -----        --------
Cash flows from financing activities:
  Change in revolving loan facilities  .....................                 27,301                                    27,301
  Other  ...................................................     (356)                                                   (356)
                                                             --------      --------       -------       -----        --------
Net cash provided by (used in) financing activities ........     (356)       27,301                                    26,945
                                                             --------      --------       -------       -----        --------
  Effect of exchange rate changes on cash and equivalents ..                                 (270)                       (270)
                                                             --------      --------       -------       -----        --------
Net increase (decrease) in cash and equivalents  ...........      (18)        7,405        (1,359)                      6,028
Cash and equivalents, beginning of period  .................       18            91         2,872                       2,981
                                                             --------      --------       -------       -----        --------
Cash and equivalents, end of period ........................ $     --      $  7,496       $ 1,513       $  --        $  9,009
                                                             ========      ========       =======       =====        ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

                                                              Issuer/                      Non
                                                             Guarantor    Guarantor     Guarantor
                                                              Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                              ------     ------------  ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss) .........................................   $(11,018)     $ 2,969       $ 3,296       $ 157       $ (4,596)
 Adjustments to reconcile net income to net
    cash provided by (used in) operations:
   Depreciation and amortization ..........................      1,008        4,781           410                      6,199
   Deferred income taxes ..................................     (2,549)       2,529                                      (20)
   Pension liability  .....................................                    (152)                                    (152)
   Compensation related to stock options  .................        209                                                   209
   Other long-term liability  .............................                    (207)                                    (207)
   Gain or (loss) on disposal of assets and other .........                      50                                       50
    Increase (decrease) in assets and liabilities,
     net of effect of businesses acquired:
       Accounts receivable ................................                  (4,648)          775                     (3,873)
       Inventories ........................................                  (5,366)          426                     (4,940)
       Prepaid expenses and other .........................                     578           148                        726
       Other assets  ......................................    (10,800)                                              (10,800)
       Accounts payable and accrued expenses ..............      3,455        2,888          (607)                     5,736
       Income taxes payable ...............................     (3,974)       3,720          (676)                      (930)
       Intercompany account ...............................       (175)       2,378        (2,046)       (157)
                                                             ---------      -------       -------       -----       --------
Net cash (used in) provided by operations .................    (23,844)       9,520         1,726          --        (12,598)
                                                             ---------      -------       -------       -----       --------
 Cash flows from investing activities:
  Purchases of property, plant and equipment ..............                 (21,909)       (2,552)                   (24,461)
  Other                                                                         124                                      124
                                                             ---------      -------       -------       -----       --------
Net cash (used in) investing activities ...................         --      (21,785)       (2,552)         --        (24,337)
                                                             ---------      -------       -------       -----       --------
 Cash flows from financing activities:
  Change in revolving loan facilities .....................                  12,232            32                     12,264
  Proceeds from borrowings  ...............................    165,000                                               165,000
   Proceeds from sale of preferred stock  .................     18,000                                                18,000
   Proceeds from sale of common stock  ....................     75,993                                                75,993
   Purchase of common stock for retirement (including
    related costs of $11,555)  ............................   (235,243)                                             (235,243)
  Exercise of stock options  ..............................         91                                                    91
  Deferred financing costs and other                                 3          (22)                                     (19)
                                                             ---------      -------       -------       -----       --------
Net cash provided by (used in) financing activities  ......     23,844       12,210            32          --         36,086
                                                             ---------      -------       -------       -----       --------
Effect of exchange rate changes on cash and equivalents  ..                                   225                        225
                                                             ---------      -------       -------       -----       --------

Net increase (decrease) in cash and equivalents ...........         --          (55)         (569)         --           (624)

Cash and equivalents, beginning of period .................         18          146         3,441                      3,605
                                                             ---------      -------       -------       -----       --------
Cash and equivalents, end of period  ......................  $      18      $    91       $ 2,872       $  --       $  2,981
                                                             =========      =======       =======       =====       ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996

                                                          Issuer/                     Non
                                                         Guarantor   Guarantor     Guarantor
                                                          Parent    Subsidiaries  Subsidiaries    Eliminations  Consolidated
                                                          ------    ------------  ------------    ------------  ------------
Cash flows from operating activities:
Net income (loss)  .....................................$   (662)      $ 14,498     $ 5,859       $   694        $ 20,389
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operations:
   Depreciation and amortization  ......................                  4,466         279            22           4,767
   Deferred income taxes  ..............................   1,329         (4,085)                                   (2,756)
   Acquisition of Farberware assets ....................                 (9,500)                                   (9,500)
   Disposal of Farberware assets .......................                 13,600                                    13,600
   Farberware electrics license ........................                    500                                       500
   Transfer of shares ..................................   2,338          1,317                                     3,655
   Other  ..............................................      78          1,542           5                         1,625
   Increase (decrease) in assets and liabilities,
    net of effect of businesses acquired:
       Marketable securities  ..........................  30,561                                                   30,561
       Accounts receivable  ............................                (18,129)       (227)                      (18,356)
       Inventories  ....................................                (16,352)       (754)                      (17,106)
       Prepaid expenses and other assets ...............     516           (816)       (171)                         (471)
       Accounts payable and accrued expenses  ..........      49         (2,235)       (684)                       (2,870)
       Income taxes payable  ...........................    (245)        (1,979)        129                        (2,095)
       Intercompany account  ...........................     689          1,147        (122)       (1,714)
Discontinued operations ................................   1,834                                                    1,834
                                                        --------       --------     -------       --------       --------
Net cash provided by (used in) operations  .............  36,487        (16,026)      4,314          (998)         23,777
                                                        --------       --------     -------       --------       --------
Cash flows from investing activities:
  Insurance claim proceeds  ............................                 23,771                                    23,771
 Acquisitions of businesses, net of cash
   acquired ............................................ (48,540)                      (998)          998         (48,540)
  Purchases of property, plant and equipment  ..........                (13,643)     (1,482)                      (15,125)
  Other  ...............................................                   (130)         10                          (120)
                                                        --------       --------     -------       --------       --------
Net cash provided by (used in) investing activities .... (48,540)         9,998      (2,470)          998         (40,014)
                                                        --------       --------     -------       --------       --------
Cash flows from financing activities:
  Change in revolving loan facilities  ................. (51,735)        (5,296)     (2,044)                      (59,075)
  Proceeds from borrowings  ............................                   (300)                                     (300)
  Other  ...............................................     452            (16)         (8)                          428
                                                        --------       --------     -------       --------       --------
Net cash used in financing activities .................. (51,283)        (5,612)     (2,052)                      (58,947)
                                                        --------       --------     -------       --------       --------
  Effect of exchange rate changes on cash
    and equivalents ....................................                                296                           296
                                                        --------       --------     -------       --------       --------
Net increase (decrease) in cash and equivalents......... (63,336)       (11,640)         88                       (74,888)
Cash and equivalents, beginning of period  .............  63,354         11,786       3,353                        78,493
                                                        --------       --------     -------       --------       --------
Cash and equivalents, end of period ....................$     18       $    146     $ 3,441       $    --        $  3,605
                                                        ========       ========     =======       ========       ========

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable

                                    PART III

ITEM 10.  Directors And Executive Officers Of The Registrant

                                                                                           Director
Name                  Age    Principal Occupation                                           Since
Leonard Florence ..... 67    Chairman of the Board, Chief Executive Officer .............    1986
                             and President of the Company
E. Merle Randolph .... 66    Executive Vice President, International Marketing ..........    1989
                             and West Coast Distribution, Director
Michael S. Krause .... 58    Executive Vice President and Chief Operating Officer .......     --
Ami A. Trauber ....... 59    Executive Vice President of Finance, Administration,
                             Strategic Planning and Chief Financial Officer and
                             Treasurer ..................................................     --
Melvin L. Levine ..... 67    Vice President of Purchasing of the Company, Director ......    1989
Alan R. Kanter ....... 46    Vice President of Sales of the Company, Director ...........    1997
Faye A. Florence ..... 42    Vice President and General Counsel; Secretary of the
                             Company ....................................................     --
David V. Harkins ..... 58    Director ...................................................    1997
Thomas M. Hagerty .... 36    Director ...................................................    1997
Scott A. Schoen ...... 40    Director ...................................................    1997
Kent R. Weldon ....... 31    Director ...................................................    1997

Leonard Florence is Chairman of the Board, Chief Executive Officer and President of the Company. He has served in the capacity of Chairman of the Board and Chief Executive Officer continuously since September 1986. He has also been President and a director of certain of its subsidiaries since their respective dates of organization. Mr. Florence previously served as President of the Company from 1986 to 1994 and resumed the position in 1995. Mr. Florence has been an executive in the tabletop and giftware products industry for more than 40 years.

E. Merle Randolph was appointed to Executive Vice President, International Manufacturing and West Coast Distribution on January 26, 1998. Prior thereto he had been Vice President, Chief Financial Officer and Treasurer of the Company since September 1986. He became a Director of the Company in May 1989. Mr. Randolph is also an officer of certain of the Company's subsidiaries. For 17 years prior to joining the Company, Mr. Randolph was employed in various financial positions by Rockwell International Corporation.

Michael S. Krause became Executive Vice President and Chief Operating Officer in August 1997. Prior to joining the Company, Mr. Krause served as Senior Vice President Global Operations at Tambrands, Inc. from 1995 to 1997; Vice President-Supply Chain, Snacks Division, at The Quaker Oats Company in 1995; Executive Vice President, Supply Chain at Stella Foods Inc. in 1994; and Senior Vice President-Operations at Goody Products, Inc. from 1991 to 1994.

Ami A. Trauber was appointed Executive Vice President of Finance, Administration, Strategic Planning and Chief Financial Officer and Treasurer since February, 1998. Prior thereto Mr. Trauber served as acting Chief Financial Officer at Visual Edge Systems, Inc. and served as President, Chief Operating Officer, Director and Part Owner of Ed's West, Inc. He served as Corporate Vice President Finance and Control at Harcourt General, Inc. from 1978-1990.

Melvin L. Levine has been a Vice President of the Company and certain of its subsidiaries since September 1986. Mr. Levine has been an executive in the tabletop and giftware products industry for more than 40 years. He became a director of the Company in May 1989. Mr. Levine is also an officer and director of certain of the Company's subsidiaries.

Alan R. Kanter has been a Vice President of the Company and a subsidiary of the Company since September 1986. He became a director of the Company in April, 1997. Mr. Kanter has been employed in the tabletop and giftware industry for more than 20 years.

Faye A. Florence an attorney, has been Vice President and General Counsel of the Company since June 1987 and Secretary since August 1987. Ms. Florence is also an officer of certain of the Company's subsidiaries. Ms. Florence is the daughter of Leonard Florence.

David V. Harkins, is the Senior Managing Director, Thomas H. Lee Company. Mr. Harkins has been associated with the Thomas H. Lee Company since its founding in 1975. In addition, he has over 30 years experience in the investment and venture capital industries with the John Hancock Mutual Life Insurance Company, where he began his career, as well as TA Associates and Massachusetts Capital Corporation. Mr. Harkins also founded National Dentex Corporation and serves as Chairman of the Board. He is currently a Director of Cott Corporation, First Security Services, Inc., Fisher Scientific International, Inc., Freedom Securities Corp., Stanley Furniture Company, Inc. and Syratech Corporation.

Thomas M. Hagerty, Managing Director, joined Thomas H. Lee Company in 1988. Prior to joining the Firm, Mr. Hagerty was in the Mergers and Acquisitions Department of Morgan Stanley & Co. Incorporated. Mr. Hagerty is a director of Cott Corporation, ARC Holdings LLC, Freedom Securities Corporation, Metris Companies and Syratech Corporation.

Scott A. Schoen, a Managing Director at the Thomas H. Lee Company, joined the firm in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a Director of ARC Holdings LLC, Rayovac Corporation, Syratech Corporation, TransWestern Publishing, and United Industries.

Kent R. Weldon, a Vice President at the Thomas H. Lee Company, joined the firm in 1991. From 1989 to 1991, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Weldon is a director of Fisher Scientific International, Inc., Fitz and Floyd, Inc., and Syratech Corporation.

Meetings Of The Board Of Directors

The Board of Directors consists of Leonard Florence, E. Merle Randolph, Melvin Levine, Alan R. Kanter, David V. Harkins, Thomas M. Hagerty, Scott A. Schoen, and Kent R. Weldon. The Chairman of the Board is Leonard Florence. The Board of Directors held a meeting on February 24, 1998 to replace those committees as constituted prior to the Merger. The reconstituted committees include an Audit Committee and a Compensation and Stock Option Committee.

The Audit Committee consists of Scott Schoen, Kent R. Weldon and Thomas M. Hagerty. Scott Schoen is the Chairman of the Audit Committee. This Committee has oversight authority and responsibility for the financial statements of the Company and its subsidiaries. In conjunction with its responsibilities, the Committee invites representatives of Deloitte & Touche LLP to be present, at its meetings.

The Compensation and Stock Option Committee consists of David V. Harkins and Thomas M. Hagerty. Mr. Harkins is the Chairman of the Compensation and Stock Option Committee. The functions of the Compensation and Stock Option Committee include fixing the compensation and reviewing the salaries, of the Chief Executive Officer and the executive officers of the Company, including the review of incentive plans and benefits.

ITEM 11.  Executive Compensation

The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers during the fiscal years ended December 31, 1998, 1997 and 1996 for services rendered in all capacities to the Company and its subsidiaries.

                           Summary Compensation Table

                                                                      Annual Compensation (1)
                                                                 --------------------------------      All Other
                                                       Fiscal        Salary            Bonus         Compensation
Name and Principal Position                             Year           $                 $              $ (2)
---------------------------                             ----        --------          -------        ------------
Leonard Florence............................          12/31/98     $1,150,000         $     --       $   19,496
Chairman of the Board, President                      12/31/97     $1,150,000         $     --       $   19,717
and Chief Executive Officer                           12/31/96     $  700,000         $500,000       $   22,401

Melvin L. Levine............................          12/31/98     $  350,000         $     --       $    3,104
Vice President of Purchasing                          12/31/97     $  350,000         $     --       $  151,550
                                                      12/31/96     $  350,000         $ 75,000       $1,320,520

Alan R. Kanter..............................          12/31/98     $  350,000         $     --       $    3,104
Vice President of Sales                               12/31/97     $  350,000         $     --       $  151,550
                                                      12/31/96     $  350,000         $ 75,000       $1,320,520

Ami A. Trauber (3)..........................          12/31/98     $  302,500         $     --       $   34,771
Executive Vice President of Finance,                  12/31/97          N/A              N/A              N/A
Administation, Strategic Planning and                 12/31/96          N/A              N/A              N/A
Chief Financial Officer and Corporate
Treasurer

E. Merle Randolph...........................          12/31/98     $  325,000         $     --       $    3,104
Executive Vice President, International               12/31/97     $  325,000         $     --       $   92,070
Manufacturing and West Coast Division                 12/31/96     $  325,000         $ 75,000       $1,320,520

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

(2) The estimated dollar value benefit of insurance premiums paid by the Company with respect to life insurance for the benefit of Leonard Florence for the years ended December 31, 1998, 1997 and 1996 was $16,392, $16,867, and $19,551, respectively. On December 31, 1996, Messrs. Levine, Kanter and Randolph entered into an agreement with Leonard Florence, the Company, and THL Transaction I Corp., whereby they received 24,356 shares of Syratech Common Stock valued at $779,392 and lump sum cash payments totaling $538,278 for reimbursement of income taxes pursuant to a transfer of 73,068 shares of Syratech Common Stock by Leonard Florence to the Company. See
     Note 11 to the Company's Consolidated Financial Statements. Stock options granted under the 1986 and 1993 Stock Plans outstanding at April 16, 1997, the date of the Merger between the Company and THL I, were cancelled pursuant to the Merger Agreement in exchange for compensation equal to the excess of $32 over the option exercise price. Messrs. Levine, Randolph, and Kanter received compensation related to such option cancellations of $148,700, $89,220, and $148,700, respectively, during 1997. All other amounts represent contributions made by the Company to the accounts of Messrs. Florence, Levine, Kanter and Randolph pursuant to the Company's 401(k) Plan.

(3) Ami A. Trauber was appointed Executive Vice President of Finance, Administration, Strategic Planning and Chief Financial Officer and Corporate Treasurer on January 26, 1998. Amounts shown as salary represent compensation for the period beginning February 1, 1998 to December 31, 1998. Included in the column designated caption "All Other Compensation" is $32,400 for consulting services for the period January 1 to January 31, 1998. All other amounts represent contributions made by the Company to Mr. Trauber's account pursuant to the Company's 401(k) Plan. Amounts for 1997 and 1996 are not applicable (N/A).

Stock Option Grants

The Company does not currently have a stock option plan, therefore there were no grants of stock options to any of the named executive officers during the fiscal year 1998. The Company does not grant stock appreciation rights ("SARs") of any kind.

Option Exercises/Value Of Unexercised Options

The Company does not currently have a stock option plan, therefore no stock options were exercised during fiscal year 1998 and there are no unexercised options at December 31, 1998.

Compensation Of Directors

The directors who are not also officers of the Company are currently compensated indirectly through the management fee agreement between the Company and THL I. (See Notes to the consolidated financial statements).

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

The overall compensation paid to executive officers of the Company includes cash compensation consisting of a base salary and may include a performance bonus and stock options for executive officers. In addition all executive officers participate in various benefit plans generally available to employees, such as health insurance and contributions made to the accounts of its employees pursuant to the Company's 401(k) Plan.

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

The Company was a party to employment agreements with certain of the named executive officers during fiscal year 1998. Such agreements were approved by both the Committee and the Board of Directors of the Company in August 1991 and fixed the minimum salary levels of such officers. Employment agreements with two of its officers, including the Chief Executive Officer were amended in August, 1995 reflecting changes to the annual retirement benefits to be received. Additionally, the employment agreements with Messrs. Randolph and Kanter were amended in July 1996, to provide, and during the same month Faye A. Florence and the Company entered into a Retirement Benefit Agreement that provides for certain retirement benefits to be received.

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

                               PENSION PLAN TABLE

                                         Years of Service
                         ------------------------------------------------
          REMUNERATION       5                 10                15
          ------------      ---               ----              ----
           $  400,000     $ 40,000         $ 80,000           $120,000
              500,000       50,000          100,000            150,000
              600,000       60,000          120,000            180,000
              700,000       70,000          140,000            210,000
              800,000       80,000          160,000            240,000
              900,000       90,000          180,000            270,000
            1,000,000      100,000          200,000            300,000
            1,100,000      110,000          220,000            330,000
            1,200,000      120,000          240,000            360,000
            1,300,000      130,000          260,000            390,000
            1,400,000      140,000          280,000            420,000

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

On December 31, 1996, the Company, THL I and Leonard Florence entered into three separate agreements, one with each of Alan R. Kanter, Melvin L. Levine and E. Merle Randolph (each an "Executive Party"). Pursuant to each of the three agreements (i) Mr. Florence agreed to contribute to the Company (a) on December 31, 1996, 10,604 shares of Syratech Common Stock, (b) on January 14, 1997, 10,628 shares of Syratech Common Stock and (c) and on January 14, 1998, 3,124 shares of shares of Syratech Common Stock (ii) on each of the dates of contribution of such shares of Syratech Common Stock by Mr. Florence to the Company, such shares were canceled and the Company issued to the Executive Party, that number of shares of Syratech Common Stock that would be equal to the number of shares of Syratech Common Stock contributed to the Company on such date by Mr. Florence; (iii) on December 31, 1996 the Company paid each Executive Party the sum of $234,346; (iv) on January 14, 1997 the Company paid to each Executive Party an amount equal to the lesser of (x) the income tax benefit to the Company from the issuance of shares of Syratech Common Stock and the cash payment required to be made to him on such date or (y) the aggregate amount of federal, state and local income taxes to be owed by each Executive Party as a result of the issuance of such shares and the making of such cash payment; and
(v) on January 14, 1998 the Company is required to pay to each Executive Party an amount equal to the lesser of (x) the income tax benefit to the Company from the issuance of shares of Common Stock and the cash payment to be made to each Executive Party on such date or (y) the aggregate amount of federal, state and local income taxes that will be owed by each Executive Party as a result of the issuance of shares of Common Stock and cash payment to be made to him on such date. Each agreement provides that the manner in which the payments to be made to each Executive Party for the purpose of transferring to each Executive Party the tax benefits to the Company from such transactions are to be calculated and subsequently adjusted is to be in the sole discretion of the Company.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of Syratech Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock,
(ii) by each director, and (iii) by all officers and directors as a group, as of January 15, 1999. Except as otherwise indicated, all persons listed below have
(i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                        Shares of
                                                       Common Stock
                                                       Beneficially
                                                          Owned       Percentage
                                                       ------------   ------------
Name
----
Leonard Florence (a) ............................          362,850       9.6%
E. Merle Randolph ................................          33,999         *
Melvin L. Levine .................................          44,256       1.2%
Alan R. Kanter ...................................          51,356       1.4%
Faye A. Florence .................................           3,527         *
Ami A. Trauber ...................................               0         *
Michael S. Krause ...............................                0         *
David V. Harkins (b)..............................       2,210,788      58.4%
Scott A. Schoen (b) ..............................       2,205,936      58.3%
Thomas M. Hagerty (b) ............................       2,204,316      58.3%
Kent R. Weldon (b)................................       2,197,431      58.1%
Officers and Directors as a group (11 persons) ...       2,196,216      58.0%
Thomas H. Lee Company Affiliates (c) .............       2,728,241      72.1%
CMS Companies Inc. Affiliates (d) ................         255,678       6.8%

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

(d) All such voting securities are owned by CMS Business Spectrum Fund L.P., CMS Co-Investment Subpartners, CMS Mid-Atlantic Business Opportunity Partners, L.P., and CMS diversified Partners. Each of such persons maintains a principal business address c/o CMS Companies, Inc. 1926 Arch Street, Philadelphia, PA 19103-1484.

ITEM 13.  Certain Relationships And Related Transactions

In connection with the Merger, the Company entered into a Management Fee with the Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450.

Lifetime Hoan Corporation ("Lifetime") purchased from the Company merchandise in the amount of approximately $67 during the year ended December 31, 1998. In April 1996, the Company and Lifetime, acting together, acquired certain assets of Farberware, including the rights to share in certain royalties under certain license agreements entered into and assigned to the Company by the prior owner of the Farberware tradename. In addition, the Company expects to continue to grant licenses with respect to the Farberware tradename in conjunction with Lifetime.

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

10.1.1 Amendment No. 1 dated July 29, 1998 to Employment Agreement dated as of April 16, 1997 between Leonard Florence and the Company.

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

10.26 Amendment No. 2, dated as of December 31, 1997, to Loan and Security Agreement, dated as of April 16, 1997. Incorporated by reference from
       Exhibit 10.26 from 10-K dated March 31, 1998

10.27 Amendment No. 3 dated as of January 26, 1998 to Employment Agreement dated as of August 16, 1991 between E. Merle Randolph and the Company. Incorporated by reference from Exhibit 10.27 from 10-K dated
       March 31, 1998

10.28 Purchase and Sale Agreement dated as of January 28, 1998 by and among The Claremont Company, Inc. and Faye A. Florence, Leonard Florence and E. Merle Randolph, Trustees of 175 Amlegion Realty Trust. Incorporated by reference from Exhibit 10.28 from 10-K dated March 31, 1998

10.29 Escrow Agreement dated January 28, 1998 by and among Faye A. Florence, Leonard Florence and E. Merle Randolph, Trustees of 175 Amlegion Realty Trust and The Claremont Company and Hutchins, Wheeler & Dittmar, A Professional Corporation. Incorporated by reference from Exhibit 10.29 from 10-K dated March 31, 1998

10.30 Agreement between Rauch Industries, Inc. and Guy Yocom Construction, Inc., dated July 31, 1997. Incorporated by reference from Exhibit 10.30 from 10-K dated March 31, 1998

10.31 Agreement between Rauch Industries, Inc. and C.A.S. Construction Inc., dated August 25, 1997. Incorporated by reference from Exhibit 10.31 from 10-K dated March 31, 1998

10.32 Varco-Pruden Purchase Order dated June 16, 1997. Incorporated by reference from Exhibit 10.32 from 10-K dated March 31, 1998

10.33 Amendment No. 3, dated as of March 30, 1998, to Loan and Security Agreement, dated as of April 16, 1997. Incorporated by reference from
       Exhibit 10.33 from 10-K dated March 31, 1998

10.34 Amendment No. 4, dated as of March 26, 1999, to Loan and Security Agreement, dated as of April 16, 1997.

10.35 Advice of Borrowing Terms between C.J. Vander Ltd. and Nat West Bank P.L.C., dated March 19, 1999.

10.36 Letter Agreement dated as of December 31, 1998 between Farberware Inc. and Excel Importing Corp.

10.37 Report on Form 15 Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934 filed on December 7, 1998.

11     Statement re: computation of per share earnings.

12     Computation of ratio of earnings before fixed charges to fixed charges.

22 List of Subsidiaries. Incorporated by reference from Exhibit 22 to Form S-4 Registration Statement No. 333-16917.

27     Financial Data Schedule

Schedule II: Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 31st day of March, 1999.

                                    SYRATECH CORPORATION

                                    By: /s/ Ami A. Trauber
                                    ----------------------
                                               Ami A. Trauber
                                         Executive Vice President,
                                    Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated below.

         SIGNATURE                           TITLE                             DATE
         ---------                           -----                             ----

  /s/ Leonard Florence           Chairman of the Board of                 March 31, 1999
  ---------------------          Directors, Chief Executive
      Leonard Florence           Officer and President (Principal
                                 Executive Officer)

  /s/ Ami A. Trauber             Executive Vice President, Chief          March 31, 1999
  ---------------------          Financial Officer and Treasurer
      Ami A. Trauber             (Principal Financial and
                                 Accounting Officer)

  /s/ Thomas M. Hagerty          Director                                 March 31, 1999
  ---------------------
      Thomas M. Hagerty

  /s/ David V. Harkins           Director                                 March 31, 1999
  ---------------------
      David V. Harkins

  /s/ Alan R. Kanter             Director                                 March 31, 1999
  ---------------------
      Alan R. Kanter

  /s/ Melvin L. Levine           Director                                 March 31, 1999
  ---------------------
      Melvin L. Levine

  /s/ E. Merle Randolph          Director                                 March 31, 1999
  ---------------------
      E. Merle Randolph

  /s/ Scott A. Schoen            Director                                 March 31, 1999
  ---------------------
      Scott A. Schoen

  /s/ Kent R. Weldon             Director                                 March 31, 1999
  ---------------------
      Kent R. Weldon

                                   SCHEDULE II

                      SYRATECH CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

          Column A                  Column B            Column C              Column D    Column E
-------------------------------   ------------   ------------------------   ------------  --------
                                                    (1)          (2)
                                  Beginning of   Costs and    Charged to                  End of
             Description             Period      Expenses    Other Accts.   Deductions    Period
             -----------          -----------    --------    ------------   ----------    ------
Year Ended December 31, 1998
Allowance for doubtful accounts    $ 1,231       $    467                   $   (862)(a)  $  836
Sales returns and allowances         5,977         10,163                    (10,020)(b)   6,120
                                   -------       --------     ---------     --------      ------
                                   $ 7,208       $ 10,630     $     --      $(10,882)     $6,956
                                   =======       ========     =========     ========      ======

Year Ended December 31, 1997
Allowance for doubtful accounts    $ 1,861       $  2,356     $ (1,959)     $ (1,027)(a)  $1,231
Sales returns and allowances         3,501          8,978        1,959        (8,461)(b)   5,977
                                   -------       --------     ---------     --------      ------
                                   $ 5,362       $ 11,334     $     --      $ (9,488)     $7,208
                                   =======       ========     =========     ========      ======

Year Ended December 31, 1996
Allowance for doubtful accounts    $ 1,603           $ 93                      $ 165 (a)  $1,861
Sales returns and allowances         2,604          5,813                     (4,916)(b)   3,501
                                   -------       --------     ---------     --------      ------
                                   $ 4,207       $  5,906     $     --      $ (4,751)     $5,362
                                   =======       ========     =========     ========      ======

__________________________
(a) Doubtful accounts written off

(b) Sales returns and other