Form 10-Q
period 1999-03-31
SYRATECH CORP
filed 1999-05-17
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


/_/      TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                   ------------  ------------

COMMISSION FILE NUMBER: 1-12624
                       ---------

                              SYRATECH CORPORATION
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                             13-3354944
       -------------                                         -------------
 (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

      175 MCCLELLAN HIGHWAY
     EAST BOSTON, MASSACHUSETTS                                02128-9114
    ----------------------------                               ----------
(ADDRESS OF  PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - 617-561-2200
                                                    -------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES      NO  X
                                             -----   -----

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT MARCH 31, 1999- 3,784,018

                                      INDEX



PART I - FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                 ---------
Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets at March 31, 1999
              and December 31, 1998                                                  1

              Condensed Consolidated Income Statements for the three
              month periods ended March 31, 1999 and 1998                            2

              Condensed Consolidated Statements of Cash Flows for the three
              month periods ended March 31, 1999 and 1998                            3

              Notes to Condensed Consolidated Financial Statements                   4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk            17


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                      18

              Signature                                                             19


                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                        (in thousands, except share data)



                                                                        March 31,   December 31,
                                                                          1999         1998
                                                                       ----------   ------------
ASSETS
Current assets:
 Cash and equivalents ..........................................       $     769    $   9,009
 Accounts receivable, net ......................................          46,425       70,128
 Inventories ...................................................         103,757       86,955
 Deferred income taxes .........................................          18,306       15,866
 Prepaid expenses and other ....................................           2,616        1,673
 Properties held for sale ......................................           2,194        2,292
                                                                       ---------    ---------
       Total current assets ....................................         174,067      185,923

Property, plant and equipment, net .............................          83,828       83,611
Purchase price in excess of net assets acquired, net ...........           6,489        6,549
Other assets, net ..............................................           8,239        8,634
                                                                       ---------    ---------
       Total ...................................................       $ 272,623    $ 284,717
                                                                       ---------    ---------
                                                                       ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving loan facilities and notes payable ...................       $  35,824    $  46,201
 Accounts payable ..............................................          14,204       13,883
 Accrued expenses ..............................................          10,759       10,802
 Accrued interest ..............................................           8,464        4,108
 Accrued compensation ..........................................           3,294        2,844
 Accrued advertising ...........................................           2,780        3,053
 Income taxes payable ..........................................             482          418
                                                                       ---------    ---------
       Total current liabilities ...............................          75,807       81,309

Long - term debt ...............................................         165,000      165,000
Deferred income taxes ..........................................          19,409       19,409
Pension liability ..............................................           3,146        2,964

Stockholders' equity:
 Preferred stock, $.01 par value, 500,000 shares authorized;
  (25,000 designated as cumulative redeemable preferred stock,
  18,000 shares issued and outstanding, liquidation value of
  $18,000 and includes accrued and unpaid dividends of
  $4,530 and $3,874 in 1999 and 1998, respectively .............          22,530       21,874
 Common stock, $.01 par value, 20,000,000 shares
  authorized; 3,784,018  shares issued and outstanding..........              38           38
 Retained deficit ..............................................         (13,530)      (6,376)
 Accumulated other comprehensive income ........................             223          499
                                                                       ---------    ---------
       Total stockholders' equity ..............................           9,261       16,035
                                                                       ---------    ---------
       Total ...................................................       $ 272,623    $ 284,717
                                                                       ---------    ---------
                                                                       ---------    ---------

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1999       1998
                                                      --------    --------
Net sales.............................................$ 42,726    $ 37,758
Cost of sales.........................................  29,887      26,743
                                                      --------    --------

 Gross profit.........................................  12,839      11,015

Selling, general and administrative expenses..........  16,526      15,663
Other operating income................................     697         532
                                                      --------    --------

 Loss from operations.................................  (2,990)     (4,116)

Interest expense......................................  (5,713)     (4,986)
Interest income.......................................      40           5
                                                      --------    --------

 Loss before benefit for income taxes.................  (8,663)     (9,097)

Benefit for income taxes..............................  (2,165)     (2,547)
                                                      --------    --------

 Net loss.............................................  (6,498)     (6,550)

Preferred stock dividends accrued.....................     656         586
                                                      --------    --------
 Net loss applicable to common stockholders...........$ (7,154)   $ (7,136)
                                                      --------    --------
                                                      --------    --------

Basic and diluted loss per share:
 Net loss per common share ...........................$  (1.89)   $  (1.89)
                                                      --------    --------
                                                      --------    --------

  Weighted average number of shares outstanding.......   3,784       3,784
                                                      --------    --------
                                                      --------    --------



            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1999            1998
                                                               ---------        --------
Cash flows from operating activities:
Net loss   ................................................    $ (6,498)        $(6,550)
Adjustments to reconcile net loss to net cash provided
 by (used in) operations:
 Depreciation and amortization   ..........................       2,058           1,734
 Deferred income taxes   ..................................      (2,441)         (2,622)
 Other   ..................................................         266              --
 Increase (decrease) in cash:
  Accounts receivable   ...................................      23,703          20,217
  Inventories   ...........................................     (16,802)         (9,615)
  Prepaid expenses and other   ............................        (943)           (456)
  Accounts payable and accrued expenses   .................       4,813          (2,938)
  Income taxes payable   ..................................          64              --
                                                               ---------        --------
Net cash provided by (used in) operations   ...............       4,220            (230)
                                                               ---------        --------
Cash flows from investing activities:
Purchases of property, plant and equipment   ..............      (2,107)         (4,004)
Proceeds from sale of assets  .............................          75              --
Other   ...................................................         225              --
                                                               ---------        --------
Net cash used in investing activities   ...................      (1,807)         (4,004)
                                                               ---------        --------
Cash flows from financing activities:
 Change in revolving loan facilities   ....................     (10,377)          2,824
 Other   ..................................................        (276)           (611)
                                                               ---------        --------
Net cash provided by (used in) financing activities  ......     (10,653)          2,213
                                                               ---------        --------
Net decrease in cash and equivalents   ....................      (8,240)         (2,021)
Cash and equivalents, beginning of period   ...............       9,009           2,981
                                                               ---------        --------
Cash and equivalents, end of period  ......................    $    769         $   960
                                                               ---------        --------
                                                               ---------        --------



            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  FINANCIAL INFORMATION

    The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 Annual Report on Form 10 - K.

    In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.


2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                   1999                   1998
                                                                   ----                   ----
Cash paid during the period for:
 Interest...................................................       $991                   $616
                                                                   ----                   ----
                                                                   ----                   ----
 Income taxes...............................................       $ 62                   $376
                                                                   ----                   ----
                                                                   ----                   ----
Supplemental schedule of non-cash financing activities:
 Accrued cumulative redeemable
 preferred stock dividends .................................       $656                   $586
                                                                   ----                   ----
                                                                   ----                   ----



3.  INVENTORIES

Inventories consisted of the following:


                                                March 31,   December 31,
                                                  1999         1998
                                                ---------  ------------
Raw materials ................................  $ 13,576     $12,953
Work-in-process ..............................     8,675       6,484
Finished goods ...............................    81,506      67,518
                                                ---------  ------------

  Total.......................................  $103,757     $86,955
                                                ---------  ------------


                      SYRATECH CORPORATION AND SUBSIDIARIES

4.  INCOME TAXES

The benefit for income taxes for the three month periods ended March 31, 1999 and 1998 have been computed using the estimated effective full year tax rates. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5.  COMPREHENSIVE LOSS

Comprehensive loss consists of the following:


                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                            1999       1998
                                                                          --------   --------
Net loss applicable to common stockholders............................    $(7,154)   $(7,136)
Other comprehensive income:
 Foreign currency translation adjustments ............................       (276)      (338)
                                                                          --------   --------
Comprehensive loss....................................................    $(7,430)   $(7,474)
                                                                          --------   --------
                                                                          --------   --------


Accumulated other comprehensive income reported in the Condensed Consolidated Balance Sheets consists only of foreign currency translation adjustments.


6.  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1999, the Company adopted the provisions of Statement of Opinion No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The provisions of this opinion did not have a material effect on the Company's condensed consolidated financial statements upon adoption.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

7.  SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company's net sales in these product categories for the periods presented:


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    1999               1998
                                                   -------           -------
Tabletop and Giftware ...........................  $40,678           $35,262
Seasonal ........................................    2,048             2,496
                                                   -------           -------
Total ...........................................  $42,726           $37,758
                                                   -------           -------
                                                   -------           -------



8.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental condensed consolidating financial statements as of March 31, 1999 and 1998 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 1999 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 1999


                                                    Issuer/                          Non
                                                   Guarantor       Guarantor      Guarantor
                                                    Parent       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                  ----------     ------------    ------------    ------------   ------------
ASSETS
Current assets:
 Cash and equivalents...........................  $               $    155       $    614         $              $    769
 Accounts receivable, net.......................                    43,250          3,175                          46,425
 Inventories....................................                    98,534          5,182                41       103,757
 Deferred income taxes..........................     10,099          8,207                                         18,306
 Prepaid expenses and other.....................        112          2,056            448                           2,616
 Properties held for sale.......................                     1,761            433                           2,194
                                                  ---------       --------       --------         ---------      --------
   Total current assets.........................     10,211        153,963          9,852                41       174,067

Property, plant and equipment, net..............                    80,116          3,762               (50)       83,828
Purchase price in excess of net
 assets acquired, net...........................                     6,489                                          6,489
Other assets, net...............................      8,102            137                                          8,239
Investment......................................    180,192                                        (180,192)           --
                                                  ---------       --------       --------         ---------      --------
   Total........................................   $198,505       $240,705       $ 13,614         $(180,201)     $272,623
                                                  ---------       --------       --------         ---------      --------
                                                  ---------       --------       --------         ---------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving loan facilities and notes payable....   $              $ 35,821       $      3         $              $ 35,824
 Accounts payable...............................                    11,635          2,569                          14,204
 Accrued expenses...............................        235         10,090            434                          10,759
 Accrued interest...............................      8,369             95                                          8,464
 Accrued compensation...........................                     3,102            192                           3,294
 Accrued advertising............................                     2,780             --                           2,780
 Income taxes payable...........................                         6            482                (6)          482
                                                  ---------       --------       --------         ---------      --------
  Total current liabilities.....................      8,604         63,529          3,680                (6)       75,807
Long-term debt..................................    165,000                                                       165,000
Deferred income taxes...........................      6,157         13,252                                         19,409
Pension liability...............................                     3,146                                          3,146
Intercompany (receivable) payable...............    (29,725)        45,123        (14,031)           (1,367)           --

Stockholders' equity............................     48,469        115,655         23,965          (178,828)        9,261
                                                  ---------       --------       --------         ---------      --------
  Total.........................................   $198,505       $240,705       $ 13,614         $(180,201)     $272,623
                                                  ---------       --------       --------         ---------      --------
                                                  ---------       --------       --------         ---------      --------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998



                                                           Issuer/                           Non
                                                          Guarantor       Guarantor       Guarantor
                                                           Parent       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                          ---------     ------------    ------------    ------------   ------------
ASSETS
Current assets:
 Cash and equivalents...................................  $               $  7,496        $  1,513       $               $  9,009
 Accounts receivable, net...............................                    65,260           4,868                         70,128
 Inventories............................................                    81,680           5,234              41         86,955
 Deferred income taxes..................................     9,009           6,857                                         15,866
 Prepaid expenses and other.............................       113           1,089             471                          1,673
 Properties held for sale...............................                     1,838             454                          2,292
                                                          --------        --------        --------       ---------       --------
   Total current assets.................................     9,122         164,220          12,540              41        185,923

Property, plant and equipment, net......................                    79,908           3,753             (50)        83,611
Purchase price in excess of net assets acquired, net....                     6,549                                          6,549
Other assets, net.......................................     8,457             177                                          8,634
Investment in subsidiaries..............................   179,442                                        (179,442)
                                                          --------        --------        --------       ---------       --------
   Total................................................  $197,021        $250,854        $ 16,293       $(179,451)      $284,717
                                                          --------        --------        --------       ---------       --------
                                                          --------        --------        --------       ---------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving loan facilities and notes payable............  $               $ 45,837        $    358       $       6       $ 46,201
 Accounts payable.......................................                    11,509           2,374                         13,883
 Accrued expenses.......................................        38          10,288             476                         10,802
 Accrued interest.......................................     3,832             276                                          4,108
 Accrued compensation...................................                     2,502             342                          2,844
 Accrued advertising....................................                     3,053                                          3,053
 Income taxes payable...................................       198            (198)            418                            418
                                                          --------        --------        --------       ---------       --------
   Total current liabilities............................     4,068          73,267           3,968               6         81,309
Long-term debt..........................................   165,000                                                        165,000
Deferred income taxes...................................     6,157          13,252                                         19,409
Pension liability.......................................                     2,964                                          2,964
Intercompany (receivable) payable.......................   (30,589)         43,224         (11,274)         (1,361)

Stockholders' equity....................................    52,385         118,147          23,599        (178,096)        16,035
                                                          --------        --------        --------       ---------       --------
   Total................................................  $197,021        $250,854        $ 16,293       $(179,451)      $284,717
                                                          --------        --------        --------       ---------       --------
                                                          --------        --------        --------       ---------       --------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999



                                                         Issuer/                      Non
                                                        Guarantor   Guarantor      Guarantor
                                                         Parent    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                        ---------  ------------   ------------    ------------   ------------
Net sales............................................    $           $35,249         $15,309        $(7,832)       $42,726
Cost of sales........................................                 25,804          11,915         (7,832)        29,887
                                                         -------     --------        -------        --------       -------
 Gross profit........................................                  9,445           3,394                        12,839

Selling, general and administrative expenses.........        113      13,846           2,573             (6)        16,526
Other operating income...............................                    697                                           697
                                                         -------     --------        -------        --------       -------
 Income (loss) from operations.......................       (113)     (3,704)            821              6         (2,990)

Interest expense.....................................     (4,893)       (810)            (10)                       (5,713)
Interest income......................................          1          36               3                            40
                                                         -------     --------        -------        --------       -------
 Income (loss) before provision (benefit)
  for income taxes...................................     (5,005)     (4,478)            814              6         (8,663)

Provision (benefit) for income taxes.................     (1,090)     (1,248)            173                        (2,165)
                                                         -------     --------        -------        --------       -------
 Net income (loss)...................................     (3,915)     (3,230)            641              6         (6,498)

Preferred stock dividends accrued....................        656                                                       656
                                                         -------     --------        -------        --------       -------
 Net income (loss) applicable to common
  stockholders.......................................    $(4,571)    $(3,230)        $   641        $     6        $(7,154)
                                                         -------     --------        -------        --------       -------
                                                         -------     --------        -------        --------       -------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1998



                                                                    Issuer/                    Non
                                                                   Guarantor   Guarantor     Guarantor
                                                                     Parent   Subsidiaries  Subsidiaries Eliminations  Consolidated
                                                                   ---------  ------------  ------------ ------------- ------------
Net sales........................................................    $          $32,503       $11,107      $(5,852)       $37,758
Cost of sales.....................................................               24,263         8,332       (5,852)        26,743
                                                                     -------    -------       -------      --------       -------

 Gross profit......................................................               8,240         2,775                      11,015

Selling, general and administrative expenses........................     113     12,918         2,658          (26)        15,663
Other operating income..............................................                532                                       532
                                                                     -------    -------       -------      --------       -------

 Income (loss) from operations......................................    (113)    (4,146)         117            26         (4,116)

Interest expense....................................................  (4,890)       (93)          (3)                      (4,986)
Interest income.....................................................                 --            5                            5
                                                                     -------    -------       -------      --------       -------

 Income (loss) before provision (benefit) for income taxes..........  (5,003)    (4,239)         119            26         (9,097)

Provision (benefit) for income taxes................................  (1,326)    (1,274)          53                       (2,547)
                                                                     -------    -------       -------      --------       -------

 Net income (loss)..................................................  (3,677)    (2,965)          66            26         (6,550)

Preferred stock dividends accrued...................................     586         --                                       586
                                                                     -------    -------       -------      --------       -------

 Net income (loss) applicable to common stockholders................ $(4,263)   $(2,965)      $   66       $    26        $(7,136)
                                                                     -------    -------       -------      --------       -------
                                                                     -------    -------       -------      --------       -------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999



                                                       Issuer/                   Non
                                                      Guarantor  Guarantor     Guarantor
                                                       Parent   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                      --------- ------------  ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss).................................... $(3,915)   $ (3,230)     $   641         $ 6         $  (6,498)
Adjustments to reconcile net income to net
 cash provided by (used in) operations:
 Depreciation and amortization.......................     354       1,558          146          --             2,058
 Deferred income taxes...............................  (1,090)     (1,351)                                    (2,441)
 Other...............................................                 266                                        266
 Increase (decrease) in cash:
  Accounts receivable................................              22,010        1,693                        23,703
  Inventories........................................             (16,854)          52                       (16,802)
  Prepaid expenses and other.........................       1        (967)          23                          (943)
  Accounts payable and accrued expenses..............   4,734          76            3                         4,813
  Income taxes payable...............................    (198)        204           64          (6)               64
  Intercompany account...............................     114       2,632       (2,746)                           --
                                                      -------    --------      -------         ----        ---------
Net cash (used in) provided by operations............      --       4,344         (124)                        4,220
                                                      -------    --------      -------         ----        ---------
Cash flows from investing activities:
 Purchases of property, plant and equipment..........              (1,851)        (256)                       (2,107)
 Proceeds from dispoal of assets.....................                  75                                         75
 Other...............................................                 113          112                           225
                                                      -------    --------      -------         ----        ---------

Net cash used in investing activities................              (1,663)        (144)                       (1,807)
                                                      -------    --------      -------         ----        ---------

Cash flows from financing activities:
 Change in revolving loan facilities.................             (10,022)        (355)                     (10,377)
 Other...............................................                             (276)                        (276)
                                                      -------    --------      -------         ----        ---------

Net cash provided by (used in) financing activities..      --     (10,022)        (631)                     (10,653)
                                                      -------    --------      -------         ----        ---------

Net increase (decrease) in cash and equivalents......      --      (7,341)        (899)                      (8,240)

Cash and equivalents, beginning of period............               7,496        1,513                        9,009
                                                      -------    --------      -------         ----        ---------

Cash and equivalents, end of period.................. $    --    $    155      $   614         $ --        $    769
                                                      -------    --------      -------         ----        ---------
                                                      -------    --------      -------         ----        ---------


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1998



                                                                 Issuer/                       Non
                                                               Guarantor     Guarantor      Guarantor
                                                                 Parent     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                               ---------    ------------   ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss)..............................................  $(3,677)   $ (2,965)        $    66        $ 26          $(6,550)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operations:
 Depreciation and amortization.................................      352       1,276             106                        1,734
 Deferred income taxes.........................................   (1,326)     (1,296)                                      (2,622)
 Other.........................................................                   --
 Increase (decrease) in cash:

  Accounts receivable..........................................               21,325          (1,108)                      20,217
  Inventories..................................................              (10,249)            634                       (9,615)
  Prepaid expenses and other assets............................     (113)       (263)            (80)                        (456)
  Accounts payable and accrued expenses........................    4,673      (7,858)            247                       (2,938)
  Income taxes payable.........................................                  262            (262)
  Intercompany account.........................................      365       1,148          (1,487)        (26)
                                                                 -------    --------         --------      ------         --------
Net cash provided by (used in) operations......................      274       1,380          (1,884)                        (230)
                                                                 -------    --------         --------      ------         --------

Cash flows from investing activities:
 Purchases of property, plant and equipment....................               (3,873)           (131)                      (4,004)
 Other.........................................................                   --
                                                                 -------    --------         --------      ------         --------

Net cash used in investing activities..........................               (3,873)           (131)                      (4,004)
                                                                 -------    --------         --------      ------         --------

Cash flows from financing activities:
 Change in revolving loan facilities...........................                2,644             180                        2,824
 Other.........................................................     (273)         --            (338)                        (611)
                                                                 -------    --------         --------      ------         --------

Net cash provided by (used in) financing activities............     (273)      2,644            (158)                       2,213
                                                                 -------    --------         --------      ------         --------


Net increase (decrease) in cash and equivalents................        1         151          (2,173)                      (2,021)

Cash and equivalents, beginning of period......................       18          91           2,872                        2,981
                                                                 -------    --------         --------      ------         --------

Cash and equivalents, end of period............................  $    19    $    242         $   699        $ --          $   960
                                                                 -------    --------         --------      ------         --------
                                                                 -------    --------         --------      ------         --------


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net sales increased 13.2% to $42.7 million for the three months ended March 31, 1999 from $37.8 million for the three months ended March 31, 1998. This increase is primarily due to increased sales of a new line of licensed giftware products to specialty retailers. Changes in normal product prices did not materially impact net sales.

Gross profit increased 16.6% to $12.8 million for the three months ended March 31, 1999 from $11.0 million for the three months ended March 31, 1998. Gross profit as a percentage of sales was 30.0% for the 1999 first quarter compared to 29.2% for the comparable 1998 period. The 0.8 point gross profit percentage increase reflects the higher margin carried by the new line of licensed giftware which was partially offset by the increased royalty expense related to this line. The change in gross profit as a percentage of sales was not materially impacted by change in product pricing.

Selling, general and administrative expenses ("S, G & A expenses") of $16.5 million improved to 38.7% as a percentage of net sales for the three months ended March 31, 1999 from 41.5% or $15.7 million for the comparable 1998 period. The 2.8 percentage point decrease in S,G & A expenses to sales for the three months ended March 31, 1999 reflects the growth in sales volume, a decrease in personnel and related costs due to consolidation activities accomplished in 1998, and the higher royalty expense noted above.

Loss from operations was $3.0 million and $4.1 million for the first quarter of 1999 and 1998, respectively, and included other operating income of $0.7 million and $0.5 million in 1999 and 1998, respectively. The increase in other operating income is due to increased Farberware license revenue.

Interest expense was $5.7 million for the three months ended March 31, 1999 compared to $5.0 million in the same period of 1998. This increase results from increased borrowings for working capital purposes.

The benefit for income taxes was $2.2 million for the three months ended March 31, 1999 compared to $2.5 million for the three months ended March 31, 1998.

Net loss applicable to common stockholders was $7.2 million and $7.1 million in March 31, 1999 and 1998, respectively or $1.89 diluted per share in both periods, on adjusted weighted average shares of 3,784,018.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 1999 was $4.2 million. The major source of cash was the seasonal collection of accounts receivable. Partially offsetting this was the customary first quarter increase in inventory in preparation for the fall selling season.

The Company's working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $2.1 million for the three months ended March 31, 1999 and the Company expects to spend approximately $5.4 million during the remainder of 1999. These expenditures relate to computer equipment and systems for the warehouse and distribution facility in Mira Loma, CA, computer equipment and systems for the Company's East Boston office facility, and machinery, equipment and tools and dies for the Company's manufacturing facilities.

The Company's Revolving Credit Facility, dated April 16, 1997, amended effective as of July 31, 1997, December 31, 1997, March 30, 1998 and December 31, 1998, provides for $130.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility as amended, the Company is required during February and March of each year to maintain excess availability of at least $25.0 million. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants for the Company and the subsidiary borrowers, including but not limited to capital expenditures, and minimum consolidated net worth on or after December 31, 1997 of at least $1.00 (not in thousands). In addition, the Revolving Credit Facility, as amended as of December 31, 1998, includes covenants requiring a minimum ratio of earnings before interest, income taxes, depreciation, amortization, and certain adjustments ("EBITDA"), as defined, including funded debt to EBITDA and fixed charge coverage ratios, as defined. The Company is in compliance with the covenants, as amended, as of March 31, 1999 and for the quarter then ended. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $36.6 million at March 31, 1999.

One of the Company's Puerto Rican subsidiaries has a $1.0 million facility (the "Facility"), expiring on May 30, 1999. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's Prime Rate less 25 basis points. Availability under the Facility was $0.1 million at March 31, 1999.

The Company's C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 ("Overdraft Facility") which provides for borrowings of L500. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft Facility as renewed on September 18, 1998 and March 19, 1999 is due on demand and expires on June 19, 1999. Availability under the Overdraft Facility was L466 at March 31, 1999.

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

The Company believes that funds generated from operations and borrowings available under the Revolving Credit Facility will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $165.0 million Notes issued in connection with the Merger and under its operating leases) and fund planned capital expenditures through December 31, 1999.

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

ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1999, the Company adopted the provisions of Statement of Opinion No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The provisions of this opinion did not have a material effect on the Company's condensed consolidated financial statements.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate ("LIBOR"). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company's financial results. The Company also has fixed debt financing of $165,000 of 11% Senior Notes due April 15, 2007 that had a fair value of $115,500 as of March 31, 1999 based upon recent private market trades. There is inherent roll-over risk for these borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

The Company transacts sales and purchases primarily in U.S. Dollars and maintains minimum cash balances denominated in foreign currencies.. The Company does not enter into foreign currency hedge transactions. Through December 31, 1998, foreign currency fluctuations have not had a material impact on the Company's consolidated financial position or results of operations or cash flows in any one year and the Company does not believe that its exposure to foreign currency rate fluctuations is material.

                            PART II-OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         EX-11     Computation of Net Income per Common Share

         EX-27     Financial Data Schedule



    (b)  Reports on Form 8-K:

         There were no reports filed on Form 8-K during the three months ended March 31, 1999.

                      SYRATECH CORPORATION AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Syratech Corporation


Dated:  May 14, 1999
                                       /s/ Ami A. Trauber
                                       ----------------------------------------
                                       Ami A. Trauber
                                       Executive Vice President, Chief Financial
                                       Officer, Treasurer (Principal Financial
                                       and Accounting Officer)

                                INDEX TO EXHIBITS

                         FILED WITH SYRATECH CORPORATION
                    REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1999



    EXHIBIT NO.
    -----------
         EX-11     Computation of Net Income per Common Share

         EX-27     Financial Data Schedule
