Form 10-Q
period 1999-06-30
SYRATECH CORP
filed 1999-08-13
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - 617-561-2200

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES       NO   X
                                              ----     ----

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT JUNE 30, 1999 -- 3,784,018

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets at June 30, 1999
           and December 31, 1998                                             1

          Condensed Consolidated Statements of Operations for the three
           and six month periods ended June 30, 1999 and 1998                2

          Condensed Consolidated Statements of Cash Flows for the six
           month periods ended June 30, 1999 and 1998                        3

          Notes to Condensed Consolidated Financial Statements               4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        20


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                  21

          Signature                                                         22


                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    June 30,     December 31,
                                                                      1999          1998
                                                                   ---------      ---------
ASSETS
Current assets:
   Cash and equivalents ......................................     $     868      $   9,009
   Accounts receivable, net ..................................        41,256         70,128
   Inventories ...............................................       124,378         86,955
   Deferred income taxes .....................................        20,200         15,866
   Prepaid expenses and other ................................         3,044          1,673
   Properties held for sale ..................................         1,305          2,292
                                                                   ---------      ---------
       Total current assets ..................................       191,051        185,923

Property, plant and equipment, net ...........................        83,795         83,611
Purchase price in excess of net assets acquired, net .........         6,428          6,549
Other assets, net ............................................         7,958          8,634
                                                                   ---------      ---------
       Total .................................................     $ 289,232      $ 284,717
                                                                   ---------      ---------
                                                                   ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ...............     $  64,751      $  46,201
   Accounts payable ..........................................        14,766         13,883
   Accrued expenses ..........................................         9,175         10,802
   Accrued interest ..........................................         3,832          4,108
   Accrued compensation ......................................         2,916          2,844
   Accrued advertising .......................................         2,601          3,053
   Income taxes payable ......................................           561            418
                                                                   ---------      ---------
       Total current liabilities .............................        98,602         81,309

Long - term debt .............................................       165,000        165,000
Deferred income taxes ........................................        19,409         19,409
Pension liability ............................................         2,435          2,964

Stockholders' equity:
 Preferred stock, $.01 par value, 500,000 shares authorized;
  (25,000 designated as cumulative redeemable preferred stock,
  18,000 shares issued and outstanding, liquidation value of
  $18,000 and includes accrued and unpaid dividends of $5,186
  and $3,874 in 1999 and 1998, respectively                           23,186         21,874
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018 shares issued and outstanding                  38             38
   Retained deficit ..........................................       (19,422)        (6,376)
   Accumulated other comprehensive income (loss) .............           (16)           499
                                                                   ---------      ---------
       Total stockholders' equity ............................         3,786         16,035
                                                                   ---------      ---------
       Total .................................................     $ 289,232      $ 284,717
                                                                   ---------      ---------
                                                                   ---------      ---------


            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                        ---------------------------  -------------------------
                                                            1999          1998          1999          1998
                                                          --------      --------      --------      --------
Net sales ...........................................     $ 42,064      $ 42,248      $ 84,790      $ 80,006
Cost of sales .......................................       30,062        30,166        59,949        56,909
                                                          --------      --------      --------      --------
  Gross profit ......................................       12,002        12,082        24,841        23,097

Selling, general and administrative expenses ........       14,368        14,707        30,894        30,370
Other operating income ..............................          578           580         1,275         1,112
                                                          --------      --------      --------      --------
  Loss from operations ..............................       (1,788)       (2,045)       (4,778)       (6,161)

Interest expense ....................................       (5,956)       (5,744)      (11,669)      (10,730)
Interest income .....................................            5             1            45             6
Other income ........................................          756(1)                      756(1)
                                                          --------      --------      --------      --------
  Loss before benefit for income taxes ..............       (6,983)       (7,788)      (15,646)      (16,885)

Benefit for income taxes ............................       (1,747)       (2,180)       (3,912)       (4,727)
                                                          --------      --------      --------      --------
  Net loss ..........................................       (5,236)       (5,608)      (11,734)      (12,158)

Preferred stock dividends accrued ...................          656           586         1,312         1,172
                                                          --------      --------      --------      --------
  Net loss applicable to common stockholders ........     $ (5,892)     $ (6,194)     $(13,046)     $(13,330)
                                                          --------      --------      --------      --------
                                                          --------      --------      --------      --------
Basic and diluted loss per share:

  Net loss per common share .........................     $  (1.56)     $  (1.64)     $  (3.45)     $  (3.52)
                                                          --------      --------      --------      --------
                                                          --------      --------      --------      --------
    Weighted average number of shares outstanding ...        3,784         3,784         3,784         3,784
                                                          --------      --------      --------      --------
                                                          --------      --------      --------      --------


(1)  Other income represents a gain on disposal of undeveloped land.

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                       Six Months Ended June 30,
                                                           1999         1998
                                                         --------     --------
Cash flows from operating activities:
Net loss .............................................   $(11,734)    $(12,158)
Adjustments to reconcile net loss to net
  cash provided by (used in) operations:
  Depreciation and amortization ......................      4,175        3,658
  Deferred income taxes ..............................     (4,334)      (4,927)
  Gain on disposal of assets .........................       (671)
  Other ..............................................       (530)         292
  Increase (decrease) in cash due to changes in:
    Accounts receivable ..............................     28,872       24,908
    Inventories ......................................    (37,423)     (27,546)
    Prepaid expenses and other .......................     (1,371)        (466)
    Accounts payable and accrued expenses ............     (1,399)      (7,661)
    Income taxes payable .............................        143          119
                                                         --------     --------
Net cash provided by (used in) operations ............    (24,272)     (23,781)
                                                         --------     --------

Cash flows from investing activities:
  Purchases of property, plant and equipment .........     (3,852)      (8,110)
  Proceeds from sale of assets .......................      1,782
  Other ..............................................        (37)         167
                                                         --------     --------
Net cash used in investing activities ................     (2,107)      (7,943)
                                                         --------     --------
Cash flows from financing activities:
  Change in revolving loan facilities ................     18,550       30,688
  Other ..............................................       (312)        (651)
                                                         --------     --------
Net cash provided by (used in) financing activities ..     18,238       30,037
                                                         --------     --------
Net decrease in cash and equivalents .................     (8,141)      (1,687)
Cash and equivalents, beginning of period ............      9,009        2,981
                                                         --------     --------
Cash and equivalents, end of period ..................   $    868     $  1,294
                                                         --------     --------
                                                         --------     --------


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

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                     Six Months Ended June 30,
                                     -------------------------
                                        1999        1998
                                      -------     -------
Cash paid during the period for:
  Interest ......................     $10,893     $10,483
                                      -------     -------
                                      -------     -------
  Income taxes ..................     $   456     $   607
                                      -------     -------
                                      -------     -------

Supplemental schedule of non-cash
  financing activities:
  Accrued cumulative redeemable
   preferred stock dividends ....     $ 1,312     $ 1,172
                                      -------     -------
                                      -------     -------

3. INVENTORIES

Inventories consisted of the following:


                         June 30,    December 31,
                           1999         1998
                         --------    -----------

Raw materials ......     $ 15,090     $ 12,953
Work-in-process ....        7,745        6,484
Finished goods .....      101,543       67,518
                         --------     --------
          Total ....     $124,378     $ 86,955
                         --------     --------
                         --------     --------


                      SYRATECH CORPORATION AND SUBSIDIARIES

4. INCOME TAXES

The benefit for income taxes for the three and six month periods ended June 30, 1999 and 1998, respectively, have been computed using the estimated effective full year tax rates. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

On May 30,1999, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility. The renewed facility expires on May 30, 2000.

On June 16, 1999 the Company's C.J. Vander Ltd. subsidiary renewed its overdraft facility which was entered into on March 16, 1998 ("Overdraft Facility"). The renewal changed the amount of the borrowings provided under the facility from Pounds 500 to Pounds 250. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft is due on demand and expires on August 30, 1999.

6. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1999          1998
                                                    --------      --------
Net loss applicable to common stockholders ....     $(13,046)     $(13,330)
Other comprehensive income:
  Foreign currency translation adjustments ....         (515)         (307)
                                                    --------      --------
Comprehensive loss ............................     $(13,561)     $(13,637)
                                                    --------      --------
                                                    --------      --------


Accumulated other comprehensive income reported in the Condensed Consolidated Balance Sheets consists only of foreign currency translation adjustments.

7. EMPLOYEE BENEFIT PLANS

At December 31, 1998, the Company had employment agreements with certain officers and employees for terms ranging from three to five years. As of July 8, 1999, the Company entered into an additional employment agreement with an executive officer. These agreements provide for minimum annual salaries aggregating $2,580 and certain other benefits.

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in the first quarter of 2001.

9. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company's net sales in these product categories for the periods presented:


                             Six Months Ended June 30,
                             -------------------------
                                1999        1998
                               -------     -------
Tabletop and Giftware ....     $76,555     $70,050
Seasonal .................       8,235       9,956
                               -------     -------
Total ....................     $84,790     $80,006
                               -------     -------
                               -------     -------



10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental condensed consolidating financial statements as of and for the periods ending June 30, 1999 and 1998 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 1999 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 1999


                                                               ISSUER/                       NON
                                                              GUARANTOR     GUARANTOR     GUARANTOR
                                                               PARENT      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                              ---------    ------------  ------------   ------------    ------------
ASSETS
Current assets:
  Cash and equivalents ..................................     $              $     155     $     713      $              $     868
  Accounts receivable, net ..............................                       34,738         6,518                        41,256
  Inventories ...........................................                      118,241         6,096             41        124,378
  Deferred income taxes .................................        11,270          8,930                                      20,200
  Prepaid expenses and other ............................           113          2,223           708                         3,044
  Properties held for sale ..............................                          887           418                         1,305
                                                              ---------      ---------     ---------      ---------      ---------
    Total current assets ................................        11,383        165,174        14,453             41        191,051

Property, plant and equipment, net ......................                       79,797         4,047            (49)        83,795
Purchase price in excess of net assets acquired, net ....                        6,428                                       6,428
Other assets, net .......................................         7,829            129                                       7,958
Investment ..............................................       180,192                                    (180,192)          --
                                                              ---------      ---------     ---------      ---------      ---------
    Total ...............................................     $ 199,404      $ 251,528     $  18,500      $(180,200)     $ 289,232
                                                              ---------      ---------     ---------      ---------      ---------
                                                              ---------      ---------     ---------      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving loan facilities and notes payable ...........     $              $  64,700     $      51      $              $  64,751
  Accounts payable ......................................                       10,637         4,129                        14,766
  Accrued expenses ......................................           235          8,508           432                         9,175
  Accrued interest ......................................         3,832           --            --                           3,832
  Accrued compensation ..................................                        2,654           262                         2,916
  Accrued advertising ...................................                        2,601                                       2,601
  Income taxes payable ..................................                            6           561             (6)           561
                                                              ---------      ---------     ---------      ---------      ---------
    Total current liabilities ...........................         4,067         89,106         5,435             (6)        98,602
Long-term debt ..........................................       165,000                                                    165,000
Deferred income taxes ...................................         6,157         13,252                                      19,409
Pension liability .......................................                        2,435                                       2,435
Intercompany (receivable) payable .......................       (20,455)        33,243       (11,417)        (1,371)          --

Stockholders' equity ....................................        44,635        113,492        24,482       (178,823)         3,786
                                                              ---------      ---------     ---------      ---------      ---------
    Total ...............................................     $ 199,404      $ 251,528     $  18,500      $(180,200)     $ 289,232
                                                              ---------      ---------     ---------      ---------      ---------
                                                              ---------      ---------     ---------      ---------      ---------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998


                                                               ISSUER/                        NON
                                                              GUARANTOR    GUARANTOR       GUARANTOR
                                                               PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                              --------    ------------    ------------   ------------  ------------
ASSETS
Current assets:
  Cash and equivalents ..................................     $              $   7,496      $   1,513      $              $   9,009
  Accounts receivable, net ..............................                       65,260          4,868                        70,128
  Inventories ...........................................                       81,680          5,234             41         86,955
  Deferred income taxes .................................         9,009          6,857                                       15,866
  Prepaid expenses and other ............................           113          1,089            471                         1,673
  Properties held for sale ..............................                        1,838            454                         2,292
                                                              ---------      ---------      ---------      ---------      ---------
    Total current assets ................................         9,122        164,220         12,540             41        185,923

Property, plant and equipment, net ......................                       79,908          3,753            (50)        83,611
Purchase price in excess of net assets acquired, net ....                        6,549                                        6,549
Other assets, net .......................................         8,457            177                                        8,634
Investment in subsidiaries ..............................       179,442                                     (179,442)
                                                              ---------      ---------      ---------      ---------      ---------
    Total ...............................................     $ 197,021      $ 250,854      $  16,293      $(179,451)     $ 284,717
                                                              ---------      ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving loan facilities and notes payable ...........     $              $  45,837      $     358      $       6      $  46,201
  Accounts payable ......................................                       11,509          2,374                        13,883
  Accrued expenses ......................................            38         10,288            476                        10,802
  Accrued interest ......................................         3,832            276                                        4,108
  Accrued compensation ..................................                        2,502            342                         2,844
  Accrued advertising ...................................                        3,053                                        3,053
  Income taxes payable ..................................           198           (198)           418                           418
                                                              ---------      ---------      ---------      ---------      ---------
    Total current liabilities ...........................         4,068         73,267          3,968              6         81,309
Long-term debt ..........................................       165,000                                                     165,000

Deferred income taxes ...................................         6,157         13,252                                       19,409
Pension liability .......................................                        2,964                                        2,964
Intercompany (receivable) payable .......................       (30,589)        43,224        (11,274)        (1,361)
Stockholders' equity ....................................        52,385        118,147         23,599       (178,096)        16,035
                                                              ---------      ---------      ---------      ---------      ---------
    Total ...............................................     $ 197,021      $ 250,854      $  16,293      $(179,451)     $ 284,717
                                                              ---------      ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------      ---------


                    SYRATECH CORPORATION AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1999

                                                                   ISSUER/                     NON
                                                                  GUARANTOR    GUARANTOR     GUARANTOR
                                                                    PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   --------   ------------  ------------  ------------ ------------
Net sales ....................................................     $             $ 31,881      $ 18,189      $ (8,006)     $ 42,064
Cost of sales ................................................                     23,742        14,326        (8,006)       30,062
                                                                   --------      --------      --------      --------      --------
  Gross profit ...............................................                      8,139         3,863                      12,002

Selling, general and administrative expenses .................          112        11,234         3,026            (4)       14,368
Other operating income .......................................                        578                                       578
                                                                   --------      --------      --------      --------      --------
  Income (loss) from operations ..............................         (112)       (2,517)          837             4        (1,788)

Interest expense .............................................       (4,893)       (1,058)           (5)                     (5,956)
Interest income ..............................................           (1)            3             3                           5
Other income .................................................                        756                                       756
                                                                   --------      --------      --------      --------      --------
  Income (loss) before provision (benefit) for income taxes ..       (5,006)       (2,816)          835             4        (6,983)

Provision (benefit) for income taxes .........................       (1,171)         (655)           79                      (1,747)
                                                                   --------      --------      --------      --------      --------
  Net income (loss) ..........................................       (3,835)       (2,161)          756             4        (5,236)

Preferred stock dividends accrued ............................          656                                                     656
                                                                   --------      --------      --------      --------      --------
  Net income (loss) applicable to common stockholders ........     $ (4,491)     $ (2,161)     $    756      $      4      $ (5,892)
                                                                   --------      --------      --------      --------      --------
                                                                   --------      --------      --------      --------      --------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1998


                                                                    ISSUER/                     NON
                                                                   GUARANTOR    GUARANTOR     GUARANTOR
                                                                    PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                   --------    ------------  ------------  ------------ ------------
Net sales ....................................................     $             $ 34,053      $ 15,998      $ (7,803)     $ 42,248
Cost of sales ................................................                     25,315        12,654        (7,803)       30,166
                                                                   --------      --------      --------      --------      --------
  Gross profit ...............................................                      8,738         3,344                      12,082

Selling, general and administrative expenses .................          112        11,435         3,198           (38)       14,707
Other operating income .......................................                        580                                       580
                                                                   --------      --------      --------      --------      --------
  Income (loss) from operations ..............................         (112)       (2,117)          146            38        (2,045)

Interest expense .............................................       (4,893)         (843)           (8)                     (5,744)
Interest income ..............................................                          1                                         1
                                                                   --------      --------      --------      --------      --------
  Income (loss) before provision (benefit) for income taxes ..       (5,005)       (2,959)          138            38        (7,788)

Provision (benefit) for income taxes .........................       (1,391)         (859)           70                      (2,180)
                                                                   --------      --------      --------      --------      --------
  Net income (loss) ..........................................       (3,614)       (2,100)           68            38        (5,608)

Preferred stock dividends accrued ............................          586                                                     586
                                                                   --------      --------      --------      --------      --------
  Net income (loss) applicable to common stockholders ........     $ (4,200)     $ (2,100)     $     68      $     38      $ (6,194)
                                                                   --------      --------      --------      --------      --------
                                                                   --------      --------      --------      --------      --------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999


                                                                  ISSUER/                       NON
                                                                 GUARANTOR     GUARANTOR     GUARANTOR
                                                                   PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   --------   ------------  ------------  ------------ ------------
Net sales ...................................................     $             $ 67,130      $ 33,498      $  (15,838)    $ 84,790
Cost of sales ...............................................                     49,546        26,241         (15,838)      59,949
                                                                  --------      --------      --------      ----------     --------
  Gross profit ..............................................                     17,584         7,257                       24,841

Selling, general and administrative expenses ................          225        25,080         5,599             (10)      30,894
Other operating income ......................................                      1,275                                      1,275
                                                                  --------      --------      --------      ----------     --------
  Income (loss) from operations .............................         (225)       (6,221)        1,658              10       (4,778)

Interest expense ............................................       (9,786)       (1,868)          (15)                     (11,669)
Interest income .............................................                         39             6                           45
Other income ................................................                        756                                        756
                                                                  --------      --------      --------      ----------     --------
  Income (loss) before provision (benefit) for income taxes .      (10,011)       (7,294)        1,649              10      (15,646)
Provision (benefit) for income taxes ........................       (2,261)       (1,903)          252                       (3,912)
                                                                  --------      --------      --------      ----------     --------
  Net income (loss) .........................................       (7,750)       (5,391)        1,397              10      (11,734)
Preferred stock dividends accrued ...........................        1,312                                                    1,312
                                                                  --------      --------      --------      ----------     --------
  Net income (loss) applicable to common stockholders .......     $ (9,062)     $ (5,391)     $  1,397      $       10     $(13,046)
                                                                  --------      --------      --------      ----------     --------
                                                                  --------      --------      --------      ----------     --------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1998


                                                                    ISSUER/                    NON
                                                                   GUARANTOR   GUARANTOR     GUARANTOR
                                                                    PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                   --------   ------------  ------------  ------------ ------------
Net sales ....................................................     $             $ 66,556      $ 27,105      $(13,655)  $ 80,006
Cost of sales ................................................                     49,578        20,986       (13,655)    56,909
                                                                   --------      --------      --------      --------   --------
  Gross profit ...............................................                     16,978         6,119                   23,097

Selling, general and administrative expenses .................          225        24,353         5,856           (64)    30,370
Other operating income .......................................                      1,112                                  1,112
                                                                   --------      --------      --------      --------   --------
  Income (loss) from operations ..............................         (225)       (6,263)          263            64     (6,161)

Interest expense .............................................       (9,783)         (936)          (11)                 (10,730)
Interest income ..............................................                          1             5                        6
                                                                   --------      --------      --------      --------   --------
  Income (loss) before provision (benefit) for income taxes ..      (10,008)       (7,198)          257            64    (16,885)

Provision (benefit) for income taxes .........................       (2,717)       (2,133)          123                   (4,727)
                                                                   --------      --------      --------      --------   --------
  Net income (loss) ..........................................       (7,291)       (5,065)          134            64    (12,158)

Preferred stock dividends accrued ............................        1,172                                                1,172
                                                                   --------      --------      --------      --------   --------
  Net income (loss) applicable to common stockholders ........     $ (8,463)     $ (5,065)     $    134      $     64   $(13,330)
                                                                   --------      --------      --------      --------   --------
                                                                   --------      --------      --------      --------   --------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999


                                                              ISSUER/                    NON
                                                             GUARANTOR   GUARANTOR     GUARANTOR
                                                              PARENT    SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                             ---------  ------------  ------------ -----------  ------------
Cash flows from operating activities:
Net income (loss) ......................................     $ (7,750)    $ (5,391)     $  1,397      $    10     $(11,734)
Adjustments to reconcile net income to net
 cash provided by (used in) operations:
  Depreciation and amortization ........................          628        3,246           301                     4,175
  Deferred income taxes ................................       (2,261)      (2,073)                                 (4,334)
  Gain on disposal of assets ...........................                      (671)                                   (671)
  Other ................................................                      (530)                                   (530)
  Increase (decrease) in cash due to changes in:
    Accounts receivable ................................                    30,522        (1,650)                   28,872
    Inventories ........................................                   (36,561)         (862)                  (37,423)
    Prepaid expenses and other .........................                    (1,134)         (237)                   (1,371)
    Accounts payable and accrued expenses ..............          197       (3,227)        1,631                    (1,399)
    Income taxes payable ...............................         (198)         198           143                       143
    Intercompany account ...............................        9,384       (9,242)         (132)         (10)        --
                                                             --------     --------      --------      -------     --------
Net cash (used in) provided by operations ..............          --       (24,863)          591                   (24,272)
                                                             --------     --------      --------      -------     --------
Cash flows from investing activities:
  Purchases of property, plant and equipment ...........                    (3,081)         (771)                   (3,852)
  Proceeds from sale of assets .........................                     1,782                                   1,782
  Other ................................................                      (239)          202                       (37)
                                                             --------     --------      --------      -------     --------
Net cash used in investing activities ..................                    (1,538)         (569)                   (2,107)
                                                             --------     --------      --------      -------     --------
Cash flows from financing activities:
  Change in revolving loan facilities ..................                    18,857          (307)                   18,550
  Other ................................................                       203          (515)                     (312)
                                                             --------     --------      --------      -------     --------
Net cash provided by (used in) financing activities ....         --         19,060          (822)                   18,238
                                                             --------     --------      --------      -------     --------
Net decrease in cash and equivalents ...................         --         (7,341)         (800)                   (8,141)

Cash and equivalents, beginning of period ..............                     7,496         1,513                     9,009
                                                             --------     --------      --------      -------     --------
Cash and equivalents, end of period ....................     $   --       $    155      $    713      $  --       $    868
                                                             --------     --------      --------      -------     --------
                                                             --------     --------      --------      -------     --------


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998


                                                              ISSUER/                    NON
                                                             GUARANTOR   GUARANTOR     GUARANTOR
                                                              PARENT    SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                             ---------  ------------  ------------ -----------  ------------
Cash flows from operating activities:
Net income (loss) ......................................     $ (7,291)     $ (5,065)     $    134      $    64     $(12,158)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operations:

  Depreciation and amortization ........................          708         2,731           219                     3,658
  Deferred income taxes ................................       (2,717)       (2,210)                                 (4,927)
  Other ................................................                        292                                     292
  Increase (decrease) in cash due to changes in:
    Accounts receivable ................................                     26,953        (2,045)                   24,908
    Inventories ........................................                    (26,757)         (789)                  (27,546)
    Prepaid expenses and other assets ..................         (113)          (56)         (297)                     (466)
    Accounts payable and accrued expenses ..............         (643)       (9,015)        1,997                    (7,661)
    Income taxes payable ...............................           (1)           42            78                       119
    Intercompany account ...............................       10,414        (9,391)         (959)         (64)
                                                             --------      --------      --------      -------     --------
Net cash provided by (used in) operations ..............          357       (22,476)       (1,662)                  (23,781)
                                                             --------      --------      --------      -------     --------
Cash flows from investing activities:
  Purchases of property, plant and equipment ...........                     (7,881)         (229)                   (8,110)
  Other ................................................                        167                                     167
                                                             --------      --------      --------      -------     --------
Net cash used in investing activities ..................                     (7,714)         (229)                   (7,943)
                                                             --------      --------      --------      -------     --------
Cash flows from financing activities:
  Change in revolving loan facilities ..................                     30,240           448                    30,688
  Other ................................................         (356)         --            (295)                     (651)
                                                             --------      --------      --------      -------     --------
Net cash provided by (used in) financing activities ....         (356)       30,240           153                    30,037

Net increase (decrease) in cash and equivalents ........            1            50        (1,738)                   (1,687)

Cash and equivalents, beginning of period ..............           18            91         2,872                     2,981
                                                             --------      --------      --------      -------     --------
Cash and equivalents, end of period ....................     $     19      $    141      $  1,134      $  --       $  1,294
                                                             --------      --------      --------      -------     --------
                                                             --------      --------      --------      -------     --------


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net sales decreased 0.4% to $42.1 million for the three months ended June 30, 1999 from $42.2 million for the three months ended June 30, 1998. Changes in normal product prices did not materially impact net sales.

Gross profit of $12.0 million for the three months ended June 30, 1999 approximated the $12.1 million for the three months ended June 30, 1998. Gross profit as a percentage of sales was 28.5% for the 1999 first quarter compared to 28.6% for the comparable 1998 period. The slight change in gross profit as a percentage of sales was not materially impacted by change in product pricing.

Selling, general and administrative expenses ("S, G & A expenses") of $14.4 million improved to 34.2% as a percentage of net sales for the three months ended June 30, 1999 from 34.8% or $14.7 million for the comparable 1998 period. The 0.6 percentage point decrease in S,G & A expenses to sales for the three months ended June 30, 1999 primarily reflects a decrease in personnel and related costs due to consolidation activities accomplished in 1998.

Loss from operations was $1.8 million and $2.0 million for the second quarter of 1999 and 1998, respectively, and included other operating income of $0.6 million primarily from Farberware license revenue in both periods.

Other income of $0.8 million for the three months ended June 30, 1999, represents a gain on disposal of undeveloped land.

Interest expense was $6.0 million for the three months ended June 30, 1999 compared to $5.7 million in the same period of 1998. This increase results from increased borrowings for working capital purposes partially off set by lower interest rates on the Company's Revolving Credit Facility.

The benefit for income taxes was $1.7 million for the three months ended June 30, 1999 compared to $2.2 million for the three months ended June 30, 1998. The estimated effective income tax rate of 25% for the three months ended June 30, 1999 compares to a slightly higher 28% rate for the same period in the prior year.

Net loss applicable to common stockholders for the three month periods ended in June 30, 1999 and 1998 was $5.9 million and $6.2 million, respectively or $1.56 and $1.64, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net sales increased 6.0% to $84.8 million for the six months ended June 30, 1999 from $80.0 million for the six months ended June 30, 1998. This increase is primarily due to increased sales of a new line of licensed giftware products to specialty retailers. Changes in normal product prices did not materially impact net sales.

Gross profit increased 7.6% to $24.8 million for the six months ended June 30, 1999 from $23.1 million for the six months ended June 30, 1998. Gross profit as a percentage of sales was 29.3% for the first half of 1999 compared to 28.9% for the comparable 1998 period. The 0.4 point percentage gross profit increase primarily reflects the higher margin carried by the new line of licensed giftware which was partially offset by the increased royalty expense related to this line. The change in gross profit as a percentage of sales was not materially impacted by change in product pricing.

Selling, general and administrative expenses ("S, G & A expenses") of $30.9 million improved to 36.4% as a percentage of net sales for the six months ended June 30, 1999 from 38.0% or $30.4 million for the comparable 1998 period. The
1.6 percentage point decrease in S,G & A expenses to sales for the six months ended June 30, 1999 reflects the growth in sales volume, a decrease in personnel and related costs due to consolidation activities accomplished in 1998, and the higher royalty expense noted above.

Loss from operations was $4.8 million and $6.2 million for the first half of 1999 and 1998, respectively, and included other operating income of $1.3 million and $1.1 million in 1999 and 1998, respectively. The increase in other operating income is due to increased Farberware license revenue.

Other income represents the gain on disposal of the undeveloped land.

Interest expense was $11.7 million for the six months ended June 30, 1999 compared to $10.7 million in the same period of 1998. This increase results from increased borrowings for working capital purposes partially off set by lower interest rates on the Company's Revolving Credit Facility.

The benefit for income taxes was $3.9 million for the six months ended June 30, 1999 compared to $4.7 million for the six months ended June 30, 1998. The estimated effective income tax rate of 25% for the six months ended June 30, 1999 compares to a slightly higher 28% rate for the same period in the prior year.

Net loss applicable to common stockholders for the six month periods ended in June 30, 1999 and 1998 was $13.0 million and $13.3 million, respectively or $3.45 and $3.52, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 1999 was $24.3 million. The principal use of cash was the customary increase in inventory in preparation for the fall selling season. Partially offsetting this was the seasonal collection of accounts receivable. Inventories at June 30, 1999 are at a higher level compared to the same period in the prior year primarily due to a decision to schedule production of Rauch Christmas finished goods earlier than last year to improve shipping performance, and to a higher mix of domestic versus foreign giftware customer orders for the last half of 1999 which requires stocking higher levels of inventory at our domestic warehouses.

The Company's working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $3.9 million for the six months ended June 30, 1999 and the Company expects to spend approximately $3.1 million during the remainder of 1999. These expenditures primarily relate to computer equipment and systems for the warehouse and distribution facility in Mira Loma, CA, computer equipment and systems for the Company's East Boston office facility, and machinery, equipment and tools and dies for the Company's manufacturing facilities.

The Company's Revolving Credit Facility, dated April 16, 1997, amended effective as of July 31, 1997, December 31, 1997, March 30, 1998 and December 31, 1998, provides for $130.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility as amended, the Company is required during February and March of each year to maintain excess availability of at least $25.0 million. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants for the Company and the subsidiary borrowers, including but not limited to capital expenditures, and minimum consolidated net worth on or after December 31, 1997 of at least $1.00 (not in thousands). In addition, the Revolving Credit Facility, as amended as of December 31, 1998, includes covenants requiring a minimum ratio of earnings before interest, income taxes, depreciation, amortization, and certain adjustments ("EBITDA"), as defined, including funded debt to EBITDA and fixed charge coverage ratios, as defined. The Company is in compliance with the covenants, as amended, as of June 30, 1999 and for the quarter then ended. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $23.7 million at June 30, 1999.

One of the Company's Puerto Rican subsidiaries has a $1.0 million facility (the "Facility"), expiring on May 30, 2000. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's Prime Rate less 25 basis points. Availability under the Facility was $0.2 million at June 30, 1999.

On June 16, 1999 the Company's C.J. Vander Ltd. subsidiary renewed its overdraft facility which was entered into on March 16, 1998 ("Overdraft Facility"). The renewal changed the amount of the borrowings provided under the facility from Pounds 500 to Pounds 250. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft is due on demand and expires on August 30, 1999. Availability under the Overdraft Facility was Pounds 222 at June 30, 1999.

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

YEAR 2000 CONVERSION

The Company has substantially completed its assessment of Year 2000 compliance and determined the critical systems to evaluate, modify and test. The Company believes that it has modified the critical systems to comply with Year 2000 requirements and is in the process of modifying and testing certain other systems that are not Year 2000 compliant. Principal testing of the critical systems has been successfully completed on schedule and the Company will continue further testing and certification of these systems as it approaches the year 2000. The Company currently believes it will be able to modify, replace, or mitigate all of its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem.

The Company has communicated with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has completed the modification and testing of its Electronic Data Interchange ("EDI") systems used to process orders and communicate with certain customers. The Company is able to process 6 digit dates for customers using older versions of the American National Standards Institute ("ANSI") and Voluntary Inter-industry Communications Standard ("VICS") 3070 specification and is listed as a compliant vendor on the web site of the National Retail Federation. In addition, the Company is currently processing 8-digit dates (which are inherently Year 2000 compliant) in accordance with the ANSI and VICS 4010 specification with those customers who are able to accept and transmit this version. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company believes that its actions with suppliers will minimize these risks. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company.

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

In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in the first quarter of 2001.

                      SYRATECH CORPORATION AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate ("LIBOR"). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company's financial results. The Company also has fixed debt financing of $165,000 of 11% Senior Notes due April 15, 2007 that had a fair value of $103,950 as of June 30, 1999 based upon recent private market trades. There is inherent roll-over risk for these borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure, and does not have investments in debt or equity securities.

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

                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          EX-10.1 Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated June 1, 1999.

          EX-10.2 Letter Agreement between C.J. Vander Ltd. and Nat West P.L.C. dated August 5, 1999.

          EX-10.3 Employment Agreement dated as of July 8, 1999 between Ami A. Trauber and the Company.

          EX-11     Computation of Net Loss per Common Share.

          EX-27     Financial Data Schedule.

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the three months ended June 30, 1999.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Syratech Corporation

Dated:  August 13, 1999

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