Form 10-Q
period 1999-09-30
SYRATECH CORP
filed 1999-11-15
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


/ / TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ___________________


COMMISSION FILE NUMBER: 1-12624


                              SYRATECH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                         13-3354944
  ---------------------------------                        --------------------
     (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

        175 MCCLELLAN HIGHWAY
      EAST BOSTON, MASSACHUSETTS                                02128-9114
  ---------------------------------                        --------------------
(ADDRESS OF  PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - 617-561-2200


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES __ NO __X__


NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT SEPTEMBER 30, 1999-3,784,018

                                       INDEX


PART I - FINANCIAL INFORMATION                                                         PAGE NO.
                                                                                       --------
Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets at September 30, 1999
                and December 31, 1998                                                       1

                Condensed Consolidated Statements of Operations for the three
                and nine month periods ended September 30, 1999 and 1998                    2

                Condensed Consolidated Statements of Cash Flows for the nine
                month periods ended September 30, 1999 and 1998                             3

                Notes to Condensed Consolidated Financial Statements                        4

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        15

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                 20


PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                           21

                Signature                                                                  22

                         PART I - FINANCIAL INFORMATION

                      SYRATECH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               September 30,           December 31,
ASSETS                                                                             1999                    1998
                                                                            --------------------    --------------------
Current assets:
   Cash and equivalents   .......................................                     $   3,198               $   9,009
   Accounts receivable, net   ...................................                        95,206                  70,128
   Inventories   ................................................                       122,350                  86,955
   Deferred income taxes   ......................................                        19,104                  15,866
   Prepaid expenses and other   .................................                         2,585                   1,673
   Properties held for sale   ...................................                           749                   2,292
                                                                            --------------------    --------------------
       Total current assets   ...................................                       243,192                 185,923

Property, plant and equipment, net   ............................                        83,231                  83,611
Purchase price in excess of net assets acquired, net  ...........                         6,368                   6,549
Other assets, net   .............................................                         7,612                   8,634
                                                                            --------------------    --------------------
       Total   ..................................................                     $ 340,403               $ 284,717
                                                                            ====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable   ................                     $  92,466               $  46,201
   Accounts payable  ............................................                        22,703                  13,883
   Accrued expenses  ............................................                        12,615                  10,802
   Accrued interest  ............................................                         8,799                   4,108
   Accrued compensation  ........................................                         2,949                   2,844
   Accrued advertising  .........................................                         3,421                   3,053
   Income taxes payable  ........................................                         1,175                     418
                                                                            --------------------    --------------------
       Total current liabilities   ..............................                       144,128                  81,309

Long-term debt   ................................................                       165,000                 165,000
Deferred income taxes   .........................................                        19,409                  19,409
Pension liability   .............................................                         2,615                   2,964

Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000 and includes accrued and unpaid dividends of $5,842 and $3,874 in 1999 and 1998,
    respectively  ...............................................                        23,842                  21,874
   Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,784,018  shares issued and outstanding   ......                            38                      38
   Retained deficit   ...........................................                       (14,814)                 (6,376)
   Accumulated other comprehensive income   .....................                           185                     499
                                                                            --------------------    --------------------
       Total stockholders' equity   .............................                         9,251                  16,035
                                                                            --------------------    --------------------
       Total   ..................................................                     $ 340,403               $ 284,717
                                                                            ====================    ====================

            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                            ----------------------------------  -------------------------------
                                                                1999             1998               1999              1998
                                                            -----------    --------------       ------------     ------------

Net sales   .............................................     $ 112,587         $ 104,617          $ 197,377        $ 184,623
Cost of sales   .........................................        80,712            75,409            140,661          132,318
                                                            ------------   ---------------      -------------    -------------

     Gross profit   .....................................        31,875            29,208             56,716           52,305

Selling, general and administrative expenses ............        19,243            17,432             50,137           47,802
Other operating income   ................................           875             1,393              2,150            2,505
                                                            ------------   ---------------      -------------    -------------

     Income from operations   ...........................        13,507            13,169              8,729            7,008

Interest expense   ......................................        (6,517)           (6,354)           (18,186)         (17,084)
Interest income   .......................................            31                16                 76               22
Other income   ..........................................                                                756(1)
                                                            ------------   ---------------      -------------    -------------
    Income (loss) before provision (benefit) for income
     taxes ..............................................         7,021             6,831             (8,625)         (10,054)

Provision (benefit) for income taxes   ..................         1,756             1,909             (2,156)          (2,818)
                                                            ------------   ---------------      -------------    -------------
     Net income (loss)   ................................         5,265             4,922             (6,469)          (7,236)

Preferred stock dividends accrued   .....................           657               586              1,969            1,758
                                                            ------------   ---------------      -------------    -------------
     Net income (loss) applicable to common stockholders.       $ 4,608           $ 4,336           $ (8,438)        $ (8,994)
                                                            ============   ===============      =============    =============

Basic and diluted income (loss) per share:
  Net income (loss) per common share  ...................        $ 1.22            $ 1.15            $ (2.23)         $ (2.38)
                                                            ============   ===============      =============    =============
    Weighted average number of shares outstanding  ......         3,784             3,784              3,784            3,784
                                                            ============   ===============      =============    =============

 (1) Other income represents a gain on disposal of undeveloped land.


            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Nine Months Ended September 30,
                                                            -------------------------------------------
                                                                   1999                    1998
                                                            --------------------    -------------------
Cash flows from operating activities:
Net loss   .............................................           $ (6,469)              $ (7,236)
Adjustments to reconcile net loss to net
   cash provided by (used in) operations:
   Depreciation and amortization   .....................              6,282                  5,648
   Deferred income taxes   .............................             (3,238)                (3,634)
   Gain on disposal of assets   ........................               (788)
   Other   .............................................               (350)                  (372)
   Increase (decrease) in cash due to changes in:
       Accounts receivable   ...........................            (25,078)               (22,062)
       Inventories   ...................................            (35,395)               (29,552)
       Prepaid expenses and other   ....................               (912)                   157
       Accounts payable and accrued expenses   .........             15,797                  9,995
       Income taxes payable   ..........................                757                    584
                                                            ----------------        ---------------
Net cash used in operations   ..........................            (49,394)               (46,472)
                                                            ----------------        ---------------

Cash flows from investing activities:
 Purchases of property, plant and equipment   ..........             (4,907)               (10,637)
 Proceeds from sale of assets  .........................              2,351
 Other   ...............................................                 62                     18
                                                            ----------------        ---------------
Net cash used in investing activities ..................             (2,494)               (10,619)
                                                            ----------------        ---------------
Cash flows from financing activities:
  Change in revolving loan facilities   ................             46,265                 57,385
  Other   ..............................................               (188)                  (611)
                                                            ----------------        ---------------
Net cash provided by financing activities  .............             46,077                 56,774
                                                            ----------------        ---------------

Net decrease in cash and equivalents ...................             (5,811)                  (317)

Cash and equivalents, beginning of period ..............              9,009                  2,981
                                                            ----------------        ---------------
Cash and equivalents, end of period ....................            $ 3,198                $ 2,664
                                                            ================        ===============


            See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. FINANCIAL INFORMATION

The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 Annual Report on Form 10 K.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.


2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                Nine Months Ended September 30,
                                                            ----------------------------------------
                                                                  1999                   1998
                                                            -----------------      -----------------
Cash paid during the period for:
    Interest.............................................            $ 12,406               $ 11,960
                                                            =================      =================
    Income taxes.........................................               $ 543                  $ 842
                                                            =================      =================
Supplemental schedule of non-cash financing activities:
    Accrued cumulative redeemable
    preferred stock dividends ...........................             $ 1,969                $ 1,758
                                                            =================      =================

3. INVENTORIES

Inventories consisted of the following:

                                   September 30,        December 31,
                                        1999                1998
                                  -----------------   -----------------
    Raw materials...............         $  14,498            $ 12,953
    Work-in-process.............             6,513               6,484
    Finished goods..............           101,339              67,518
                                  -----------------   -----------------

              Total.............         $ 122,350            $ 86,955
                                  =================   =================

4. INCOME TAXES

The provision (benefit) for income taxes for the three and nine month periods ended September 30, 1999 and 1998, respectively, have been computed using the estimated effective full year tax rates. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

On May 30,1999, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility. The renewed facility expires on May 30, 2000.

On June 16, 1999 the Company's C.J. Vander Ltd. subsidiary renewed its overdraft facility, which was entered into on March 16, 1998 ("Overdraft Facility"). The renewal changed the amount of the borrowings provided under the facility from (pound)500 to (pound)250. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft is due on demand and expires on February 22, 2000.

6. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:


                                                            Nine Months Ended September 30,
                                                           ---------------------------------
                                                              1999                   1998
                                                           ----------             ----------
Net loss applicable to common stockholders .....           $ (8,438)              $ (8,994)
Other comprehensive income:  ...................
Foreign currency translation adjustments .......               (314)                  (270)
                                                           ----------             ----------
Comprehensive loss .............................           $ (8,752)              $ (9,264)
                                                           ----------             ----------


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

                      SYRATECH CORPORATION AND SUBSIDIARIES

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

9. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company's net sales in these product categories for the periods presented:

                                              Nine Months Ended September 30,
                                            -------------------------------------
                                                 1999                 1998
                                            ---------------     -----------------
Tabletop and Giftware ..............             $ 155,107             $ 135,484
Seasonal ...........................                42,270                49,139
                                            ---------------     -----------------
Total ..............................             $ 197,377             $ 184,623
                                            ===============     =================

10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental condensed consolidating financial statements as of and for the periods ending September 30, 1999 and 1998 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform to the 1999 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 1999

                                                            ISSUER/                      NON
                                                           GUARANTOR     GUARANTOR     GUARANTOR
                                                            PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                         ------------- ----------------------------------------------------------
ASSETS
Current assets:
   Cash and equivalents   ............................                      $    274      $ 2,924                        $  3,198
   Accounts receivable, net   ........................                        85,915        9,291                          95,206
   Inventories   .....................................                       116,042        6,267       $      41         122,350
   Deferred income taxes   ...........................        $ 12,556         6,548                                       19,104
   Prepaid expenses and other   ......................                         1,841          744                           2,585
   Properties held for sale  .........................                           318          431                             749
                                                          -------------      --------      -------       ---------      ----------
       Total current assets   ........................          12,556       210,938       19,657              41         243,192

Property, plant and equipment, net   .................                        79,261        4,019             (49)         83,231
Purchase price in excess of net assets acquired, net..                         6,368                                        6,368
Other assets, net   ..................................           7,473           139                                        7,612
Investment   .........................................         180,192                                   (180,192)              -
                                                         =============  ============= ============  ============== ===============
       Total   .......................................        $200,221      $296,706      $23,676       $(180,200)       $340,403
                                                         =============  ============= ============  ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable .......                      $ 92,044      $   422                        $ 92,466
   Accounts payable  .................................                        15,019        7,684                          22,703
   Accrued expenses  .................................        $    235        12,060          320                          12,615
   Accrued interest  .................................           8,369           430                                        8,799
   Accrued compensation  .............................                         2,625          324                           2,949
   Accrued advertising  ..............................                         3,421                                        3,421
   Income taxes payable  .............................                             6        1,175       $      (6)          1,175
                                                         ------------- ------------- ------------  -------------- ---------------
       Total current liabilities   ...................           8,604       125,605        9,925              (6)        144,128
Long-term debt   .....................................         165,000                                                    165,000
Deferred income taxes   ..............................           6,157        13,252                                       19,409
Pension liability  ...................................                         2,615                                        2,615
Intercompany (receivable) payable   ..................         (20,453)       34,315      (13,862)              -               -

Stockholders' equity   ...............................          40,913       120,919       27,613        (180,194)          9,251
                                                         ------------- ------------- ------------  -------------- ---------------
       Total   .......................................        $200,221      $296,706      $23,676       $(180,200)       $340,403
                                                         ============= ============= ============  ============== ===============

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998

                                                            ISSUER/                      NON
                                                           GUARANTOR     GUARANTOR     GUARANTOR
                                                            PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                         ------------- ----------------------------------------------------------
ASSETS
Current assets:
   Cash and equivalents   .............................    $              $   7,496     $  1,513       $               $   9,009
   Accounts receivable, net   .........................                      65,260        4,868                          70,128
   Inventories   ......................................                      81,680        5,234              41          86,955
   Deferred income taxes   ............................         9,009         6,857                                       15,866
   Prepaid expenses and other   .......................           113         1,089          471                           1,673
   Properties held for sale ...........................                       1,838          454                           2,292
                                                         -------------    ---------- ------------  -------------- ---------------
       Total current assets ...........................         9,122       164,220       12,540              41         185,923

Property, plant and equipment, net ....................                      79,908        3,753             (50)         83,611
Purchase price in excess of net assets acquired, net ..                       6,549                                        6,549
Other assets, net   ...................................         8,457           177                                        8,634
Investment in subsidiaries   ..........................       179,442                                   (179,442)
                                                         ============= ============= ============  ============== ===============
       Total   ........................................     $ 197,021     $ 250,854     $ 16,293       $(179,451)      $ 284,717
                                                         ============= ============= ============  ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ........     $             $  45,837        $ 358       $       6       $  46,201
   Accounts payable  ..................................                      11,509        2,374                          13,883
   Accrued expenses  ..................................            38        10,288          476                          10,802
   Accrued interest  ..................................         3,832           276                                        4,108
   Accrued compensation  ..............................                       2,502          342                           2,844
   Accrued advertising  ...............................                       3,053                                        3,053
   Income taxes payable  ..............................           198          (198)         418                             418
                                                         ------------- ------------- ------------  --------------  --------------
       Total current liabilities   ....................         4,068        73,267        3,968               6          81,309
Long-term debt  .......................................       165,000                                                    165,000
Deferred income taxes   ...............................         6,157        13,252                                       19,409
Pension liability  ....................................                       2,964                                        2,964
Intercompany (receivable) payable   ...................       (30,589)       43,224      (11,274)         (1,361)

Stockholders' equity ..................................        52,385       118,147       23,599        (178,096)         16,035
                                                         ------------- ------------- ------------  --------------  -------------
       Total ..........................................     $ 197,021     $ 250,854     $ 16,293       $(179,451)      $ 284,717
                                                         ============= ============= ============  ==============  ==============


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                            ISSUER/                      NON
                                                           GUARANTOR     GUARANTOR     GUARANTOR
                                                            PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                         ------------- ----------------------------------------------------------
Net sales ...........................................      $            $ 87,913       $ 40,479      $ (15,805)       $ 112,587
Cost of sales .......................................                     64,480         32,037        (15,805)          80,712
                                                           ----------   --------       --------      ----------       ---------
  Gross profit ......................................                     23,433          8,442                          31,875

Selling, general and administrative expenses ........             113     14,237          4,907            (14)          19,243
Other operating income ..............................                        875                                            875
                                                           ----------   --------       --------      ----------       ---------
  Income (loss) from operations .....................            (113     10,071          3,535             14           13,507

Interest expense ....................................          (4,894)    (1,609)           (14)                         (6,517)
Interest income .....................................                          8             23                              31
Other income ........................................
                                                          -----------   --------       --------      ----------       ----------
  Income (loss) before provision (benefit) for
    income taxes ....................................          (5,007)     8,470          3,544             14            7,021

Provision (benefit) for income taxes ................          (1,286)     2,428            614                           1,756
                                                          ------------  --------       --------      ----------       ---------
  Net income (loss) .................................          (3,721)     6,042          2,930             14            5,265

Preferred stock dividends accrued ...................             657                                                       657
                                                          -----------   --------       --------      ----------       ---------
 Net income (loss) applicable to common
   stockholders .....................................     $    (4,378)  $  6,042        $ 2,930       $     14        $   4,608
                                                          ===========   ========        =======      =========        =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                            ISSUER/                      NON
                                                           GUARANTOR     GUARANTOR     GUARANTOR
                                                            PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                         ------------- ----------------------------------------------------------
Net sales ...........................................      $            $ 72,320       $ 44,260      $ (11,963)       $ 104,617
Cost of sales .......................................                     52,750         34,622        (11,963)          75,409
                                                           ----------   --------       --------      ----------       ---------
  Gross profit ......................................                     19,570          9,638                          29,208

Selling, general and administrative expenses ........             113     11,444          5,918            (43)          17,432
Other operating income ..............................                      1,393                                          1,393
                                                           ----------   --------       --------      ----------       ---------
  Income (loss) from operations .....................            (113)     9,519          3,720             43           13,169

Interest expense ....................................          (4,893)    (1,433)           (28)                         (6,354)
Interest income .....................................               1         (1)            16                              16
                                                          -----------   --------       --------      ----------       ----------
  Income (loss) before provision (benefit) for
    income taxes ....................................          (5,005)     8,085          3,708             43            6,831

Provision (benefit) for income taxes ................          (1,172)     2,458            623                           1,909
                                                          ------------  --------       --------      ----------       ---------
  Net income (loss) .................................          (3,833)     5,627          3,085             43            4,922

Preferred stock dividends accrued ...................             586                                                       586
                                                          -----------   --------       --------      ----------       ---------
 Net income (loss) applicable to common
   stockholders .....................................     $    (4,419)  $  5,627        $ 3,085       $     43        $   4,336
                                                          ===========   ========       ========      ==========        ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                 ISSUER/                           NON
                                                 GUARANTOR      GUARANTOR       GUARANTOR
                                                 PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                              -------------  ------------------------------------------------------------

Net sales  ...............................        $         $155,043            $ 73,977        $ (31,643)       $ 197,377
Cost of sales   ..........................                   114,026              58,278          (31,643)         140,661
                                              -------------  --------------- ---------------  ---------------  -----------

     Gross profit   ......................                    41,017              15,699                            56,716

Selling, general and administrative
   expenses ..............................             338    39,317              10,506              (24)          50,137
Other operating income   .................                     2,150                                                 2,150
                                              -------------  --------------- ---------------  ---------------  -----------

     Income (loss) from operations .......            (338)    3,850               5,193               24            8,729

Interest expense .........................         (14,680)   (3,477)                (29)                          (18,186)
Interest income   ........................                        47                  29                                76
Other income   ...........................                       756                                                   756
                                              -------------  --------------- ---------------  ---------------  -----------

  Income (loss) before provision (benefit)
    for income taxes                               (15,018)    1,176               5,193               24           (8,625)

Provision (benefit) for income taxes .....          (3,547)      525                 866                            (2,156)
                                              -------------  --------------- ---------------  ---------------  -----------

     Net income (loss) ...................         (11,471)      651               4,327               24           (6,469)

Preferred stock dividends accrued ........           1,969                                                           1,969
                                              -------------  --------------- ---------------  ---------------  -----------
  Net income (loss) applicable to common
     stockholders ........................        $(13,440) $    651             $ 4,327        $      24        $  (8,438)
                                              =============  =============== ===============  ===============  ===========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                   ISSUER/                           NON
                                                   GUARANTOR      GUARANTOR       GUARANTOR
                                                   PARENT        SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
                                                -------------  ---------------  --------------       ------------    ------------

Net sales  ....................................     $               $ 138,876        $ 71,365          $ (25,618)       $ 184,623
Cost of sales   ...............................                       102,328          55,608            (25,618)         132,318
                                                -------------  --------------- ----------------   ---------------  ---------------

     Gross profit   ...........................                        36,548          15,757                              52,305

Selling, general and administrative expenses ..          338           35,797          11,774               (107)          47,802
Other operating income   ......................                         2,505                                               2,505
                                               --------------  --------------- ----------------   ---------------  ---------------

     Income (loss) from operations   ..........         (338)           3,256           3,983                107            7,008

Interest expense   ............................      (14,676)          (2,369)            (39)                            (17,084)
Interest income   .............................            1                               21                                  22
                                                -------------  --------------- ----------------   ---------------  ---------------

     Income (loss) before provision (benefit)
      for income taxes ........................      (15,013)             887           3,965                107          (10,054)

Provision (benefit) for income taxes   ........       (3,889)             325             746                              (2,818)
                                                -------------  --------------- ----------------   ---------------  ---------------

     Net income (loss)  .......................      (11,124)             562           3,219                107           (7,236)

Preferred stock dividends accrued   ...........        1,758                                                                1,758
                                                -------------  --------------- ----------------   ---------------  ---------------

     Net income (loss) applicable to common
       stockholders  ..........................     $(12,882)       $     562         $ 3,219              $ 107         $ (8,994)
                                                =============  =============== ================   ===============  ===============

                       SYRATECH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                      ISSUER/                            NON
                                                     GUARANTOR       GUARANTOR        GUARANTOR
                                                      PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                                   -------------  ---------------   -------------     --------------  ------------
Cash flows from operating activities:
Net income (loss)   ...........................    $ (11,471)        $    651          $ 4,327              $ 24        $ (6,469)
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization   ............        1,067            4,758              457                             6,282
   Deferred income taxes   ....................       (3,547)             309                                             (3,238)
   Gain on disposal of assets  ................                          (788)                                              (788)
   Other  .....................................                          (350)                                              (350)
   Increase (decrease) in cash due to changes in:
       Accounts receivable   ..................                       (20,655)          (4,423)                          (25,078)
       Inventories   ..........................                       (34,362)          (1,033)                          (35,395)
       Prepaid expenses and other   ...........          113             (752)            (273)                             (912)
       Accounts payable and accrued expenses ..        4,733            5,928            5,136                            15,797
       Income taxes payable   .................         (198)             198              757                               757
       Intercompany account  ..................        9,386           (6,781)          (2,581)              (24)              -
                                                -------------  ---------------  ----------------   -------------- ---------------
Net cash (used in) provided by operations   ...           83          (51,844)           2,367                           (49,394)
                                                -------------  ---------------  ----------------   -------------- ---------------

Cash flows from investing activities:
  Purchases of property, plant and equipment...                        (4,073)            (834)                           (4,907)
  Proceeds from sale of assets  ...............                         2,351                                              2,351
  Other   .....................................                           (66)             128                                62

                                                -------------  ---------------  ---------------    -------------- ---------------
Net cash used in investing activities   .......                        (1,788)            (706)                           (2,494)
                                                -------------  ---------------  ---------------    -------------- ---------------

Cash flows from financing activities:
  Change in revolving loan facilities   .......                        46,201               64                            46,265
  Other   .....................................          (83)             209             (314)                             (188)

                                                -------------  ---------------  ---------------    -------------- ---------------
Net cash provided by (used in) financing
  activities...................................          (83)          46,410             (250)                           46,077
                                                -------------  ---------------  ---------------    -------------- ---------------

Net decrease in cash and equivalents   ........                        (7,222)           1,411                            (5,811)

Cash and equivalents, beginning of period   ...                         7,496            1,513                             9,009

                                                =============  ===============  ===============    ============== ===============
Cash and equivalents, end of period  ..........  $         -         $    274          $ 2,924              $  -         $ 3,198
                                                =============  ===============  ===============    ============== ===============


                       SYRATECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                ISSUER/                       NON
                                                               GUARANTOR    GUARANTOR      GUARANTOR
                                                                PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            -------------  ------------   ------------   ------------  ------------
Cash flows from operating activities:
Net income (loss)   .........................................  $ (11,124)     $    562         $  3,219         $ 107    $ (7,236)
Adjustments to reconcile net  income (loss) to net
   cash provided by (used in) operations:
   Depreciation and amortization   ..........................      1,063         4,217              368                     5,648
   Deferred income taxes   ..................................     (3,889)          255                                     (3,634)
   Other   ..................................................                     (372)                                      (372)
   Increase (decrease) in cash due to changes in:
       Accounts receivable   ................................                   (9,851)         (12,211)                  (22,062)
       Inventories   ........................................                  (29,267)            (285)                  (29,552)
       Prepaid expenses and other assets  ...................       (113)          390             (120)                      157
       Accounts payable and accrued expenses   ..............      3,893         1,040            5,062                     9,995
       Income taxes payable   ...............................         (1)          154              431                       584
       Intercompany account   ...............................     10,509       (13,710)           3,308          (107)
                                                              ----------- -------------  ---------------   -----------   ----------
Net cash provided by (used in) operations   .................        338       (46,582)            (228)                  (46,472)
                                                              ----------- -------------  ---------------   -----------   ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment   ..............                  (10,425)            (212)                  (10,637)
  Other   ...................................................                       20               (2)                       18

                                                              ----------- -------------  -------------     ------------   ---------
Net cash used in investing activities   .....................                  (10,405)            (214)                  (10,619)
                                                              ----------- -------------  ---------------   ------------   ---------

Cash flows from financing activities:
  Change in revolving loan facilities   .....................                   57,010              375                    57,385
  Other   ...................................................       (356)           15             (270)                     (611)

                                                              ----------- -------------  ---------------                   --------
Net cash provided by (used in) financing activities  ........       (356)       57,025              105                    56,774
                                                              ----------- -------------  ---------------                   --------


Net increase (decrease) in cash and equivalents   ...........        (18)           38             (337)                     (317)

Cash and equivalents, beginning of period   .................         18            91            2,872                     2,981

                                                              =========== =============  ===============    ===========   ========
Cash and equivalents, end of period  ........................  $       -      $    129         $  2,535          $  -     $ 2,664
                                                              =========== =============  ===============    ============  ========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales increased 7.6% to $112.6 million for the three months ended September 30, 1999 from $104.6 million for the three months ended September 30, 1998. Higher sales of candle items and increased sales of licensed giftware products to specialty retailers was partially offset by lower sales of certain seasonal products. Changes in normal product prices did not materially impact net sales.

Gross profit increased 9.1% to $31.9 million for the three months ended September 30, 1999 from $29.2 million for the three months ended September 30, 1998. Gross profit as a percentage of sales was 28.3% for the 1999 third quarter compared to 27.9% for the comparable 1998 period. The increase of 0.4 percentage points primarily reflects the higher margin carried by the line of licensed giftware, which was offset by the increased royalty expense related to this line. Gross profit as a percentage of sales was not materially impacted by changes in product pricing.

Selling, general and administrative expenses ("S, G & A expenses") of $19.2 million increased to 17.1% as a percentage of net sales for the three months ended September 30, 1999 from 16.7% or $17.4 million for the comparable 1998 period. The 0.4 percentage point increase in S, G & A expenses to sales for the three months ended September 30, 1999 primarily reflects the higher royalty expense noted above and higher provisions for bad debts.

Income from operations of $13.5 million and $13.2 million for the three months ended September 30, 1999 and September 30, 1998, respectively, included other operating income of $0.9 million and $1.4 million, respectively, resulting primarily from Farberware license revenue. The $0.5 million decrease in other operating income was due to non-recurring income recorded in 1998 for recovery of accounts receivable related to 1997 sales of discontinued Farberware product.

Interest expense was $6.5 million for the three months ended September 30, 1999 compared to $6.4 million in the same period of 1998. This increase results from increased borrowings for working capital purposes partially offset by lower interest rates on the Company's Revolving Credit Facility.

The provision for income taxes was $1.8 million for the three months ended September 30, 1999 compared to $1.9 million for the three months ended September 30, 1998. The estimated effective income tax rate of 25% for the three months ended September 30, 1999 compares to a slightly higher 28% rate for the same period in the prior year.

Net income applicable to common stockholders for the three month periods ended in September 30, 1999 and 1998 was $4.6 million and $4.3 million, respectively or $1.22 and $1.15, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales increased 6.9% to $197.4 million for the nine months ended September 30, 1999 from $184.6 million for the nine months ended September 30, 1998. This increase is primarily due to increased sales of a new line of licensed giftware products to specialty retailers and increased sales of candle giftware, partially offset by decreased sales of certain seasonal products. Changes in normal product prices did not materially impact net sales.

Gross profit increased 8.4% to $56.7 million for the nine months ended September 30, 1999 from $52.3 million for the nine months ended September 30, 1998. Gross profit as a percentage of sales was 28.7% for the nine months ended September 30, 1999 compared to 28.3% for the comparable 1998 period. The 0.4 percentage point increase primarily reflects the higher margin carried by the new line of licensed giftware which was offset by the increased royalty expense related to this line. The change in gross profit as a percentage of sales was not materially impacted by change in product pricing.

Selling, general and administrative expenses ("S, G & A expenses") of $50.1 million improved to 25.4% as a percentage of net sales for the nine months ended September 30, 1999 from 25.9% or $47.8 million for the comparable 1998 period. The 0.5 percentage point decrease in S, G & A expenses to sales for the nine months ended September 30, 1999 reflects the growth in sales volume, a decrease in personnel and related costs due to consolidation activities accomplished in 1998, increased bad debt expense, and the higher royalty expense noted above.

Income from operations was $8.7 million and $7.0 million for the nine months ended September 30, 1999 and 1998, respectively, and included other operating income of $2.2 million and $2.5 million in 1999 and 1998, respectively. The decrease in other operating income is due to the 1998 collection of previously reserved doubtful accounts receivable noted above.

Other income of $0.8 million for the nine months ended September 30, 1999, represents a gain on disposal of undeveloped land.

Interest expense was $18.2 million for the nine months ended September 30, 1999 compared to $17.1 million in the same period of 1998. This increase results from increased borrowings for working capital purposes partially offset by lower interest rates on the Company's Revolving Credit Facility.

The benefit for income taxes was $2.2 million for the nine months ended September 30, 1999 compared to $2.8 million for the nine months ended September 30, 1998. The estimated effective income tax rate of 25% for the nine months ended September 30, 1999 compares to a slightly higher 28% rate for the same period in the prior year.

Net loss applicable to common stockholders for the nine month periods ended in September 30, 1999 and 1998 was $8.4 million and $9.0 million, respectively or $2.23 and $2.38, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 1999 was $49.4 million. The principal uses of cash were the normal seasonal increase in accounts receivable and inventory. Inventories at September 30, 1999 are at a higher level compared to the same period in the prior year primarily due to a higher mix of domestic versus foreign giftware customer orders for the remainder of 1999 which requires stocking higher levels of inventory at our domestic warehouses.

The Company's working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $4.9 million for the nine months ended September 30, 1999 and the Company expects to spend approximately $2.1 million during the remainder of 1999. These expenditures include computer equipment and systems for the warehouse and distribution facility in Mira Loma, CA, computer equipment and systems for the Company's East Boston office facility, and machinery, equipment and tools and dies for the Company's manufacturing facilities.

The Company's Revolving Credit Facility, dated April 16, 1997, amended effective as of July 31, 1997, December 31, 1997, March 30, 1998 and December 31, 1998, provides for $130.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility as amended, the Company is required during February and March of each year to maintain excess availability of at least $25.0 million. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants for the Company and the subsidiary borrowers, including but not limited to capital expenditures, and minimum consolidated net worth on or after December 31, 1997 of at least $1.00 (not in thousands). In addition, the Revolving Credit Facility, as amended as of December 31, 1998, includes covenants requiring a minimum ratio of earnings before interest, income taxes, depreciation, amortization, and certain adjustments ("EBITDA"), as defined, including funded debt to EBITDA and fixed charge coverage ratios, as defined. The Company is in compliance with the covenants, as amended, as of September 30, 1999 and for the quarter then ended. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $27.1 million at September 30, 1999.

One of the Company's Puerto Rican subsidiaries has a $1.0 million facility (the "Facility"), expiring on May 30, 2000. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's Prime Rate less 25 basis points. Availability under the Facility was fourteen thousand dollars at September 30, 1999.

On June 16, 1999 the Company's C.J. Vander Ltd. subsidiary renewed its overdraft facility, which was entered into on March 16, 1998 ("Overdraft Facility"). The renewal changed the amount of the borrowings provided under the facility from (pound)500 to (pound)250. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft is due on demand and expires February 22, 2000. Availability under the Overdraft Facility was (pound)78 at September 30, 1999.

The Notes due April 15, 2007, require interest payments to be made semi-annually on April 15 and October 15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries. Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Notes are redeemable in whole or in part, at the Company's option, after April 15, 2002. In the future, the Company may from time to time repurchase Notes on the open market as may be allowed under the terms of its Revolving Credit Facility, as amended, and the terms of its Senior Notes Indenture.

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

The Company's level of indebtedness will have several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Revolving Credit Facility and the indenture governing the Notes will require the Company to meet certain financial tests, and other restrictions may limit its ability to borrow funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business including possible acquisition activities, and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company has entered into an agreement for the sale of its Revere, Massachusetts warehouse and distribution facility which is expected to be completed during the fourth quarter of 1999. Distribution activities will continue in this facility, under a short-term lease, until relocated. Proceeds from the sale, after expenses, will be used to fund capital expenditures and reduce the Company's indebtedness.

The Company believes that funds generated from operations and borrowings available under the Revolving Credit Facility will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $165.0 million Notes and under its operating leases) and fund planned capital expenditures through December 31, 1999.

YEAR 2000 CONVERSION


The Company has completed its assessment of Year 2000 compliance and determined the critical systems to evaluate, modify and test. The Company believes that it has modified the critical systems to comply with Year 2000 requirements and is in the process of modifying and testing certain other systems that are not Year 2000 compliant. Principal testing of the critical systems has been successfully completed on schedule and the Company will continue further testing and certification of these systems as it approaches the year 2000. The Company currently believes it will be able to modify, replace, or mitigate all of its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that all of its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem.

The Company has communicated with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has completed the modification and testing of its Electronic Data Interchange ("EDI") systems used to process orders and communicate with certain customers. The Company is able to process 6 digit dates for customers using older versions of the American National Standards Institute ("ANSI") and Voluntary Inter-industry Communications Standard ("VICS") 3070 specification and is listed as a compliant vendor on the web site of the National Retail Federation. In addition, the Company is currently processing 8-digit dates (which are inherently Year 2000 compliant) in accordance with the ANSI and VICS 4010 specification with those customers who are able to accept and transmit this version. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company believes that its actions with suppliers will minimize these risks. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company. The Company's expenditures for Year 2000 compliance have not been material to its financial condition or results of operations in any given year.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate ("LIBOR"). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company's financial results. The Company also has fixed debt financing of $165,000 of 11% Senior Notes due April 15, 2007 that had a fair value of $115,500 as of September 30, 1999 based upon recent private market trades. There is inherent roll-over risk for these borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure, and does not have investments in debt or equity securities.

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

                         PART II-OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits:

         EX- 10.1 Advice of Borrowing Terms between C.J. Vander Ltd. and Nat West P.L.C. dated August 27, 1999.

         EX-10.2 Purchase and Sale Agreement dated August 27, 1999, between 175 Amlegion Revere Realty Trust and Lyme Properties LLC.



         EX-11      Computation of Net Income (loss) per Common Share.



         EX-27      Financial Data Schedule.



   (b)   Reports on Form 8-K:

         There were no reports filed on Form 8-K during the three months ended September 30, 1999.

                      SYRATECH CORPORATION AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Syratech Corporation


Dated: November 15, 1999
                             /s/ AMI A. TRAUBER
                             -------------------------------------------------
                             Ami A. Trauber
                             Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial and
                             Accounting Officer)

                                INDEX TO EXHIBITS

                         FILED WITH SYRATECH CORPORATION
                    REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999





EXHIBIT NO.


         EX-10.1 Advice of Borrowing Terms between C.J. Vander Ltd. and Nat West P.L.C. dated August 27, 1999.

         EX-10.2 Purchase and Sale Agreement dated August 27, 1999 between 175 Amlegion Revere Realty Trust and Lyme Properties LLC.

         EX-11       Computation of Net Loss per Common Share.

         EX-27       Financial Data Schedule.