Form 10-K405
period 1999-12-31
SYRATECH CORP
filed 2000-03-30
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES __ NO X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists. Number of the registrant's Shares of Common Stock, Par Value $0.01 per share, outstanding at March 30, 2000 3,784,018.

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

                                     PART I

ITEM 1 BUSINESS

Overview

Syratech Corporation (the "Company") designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products for home entertaining and decoration. The Company is one of the leading domestic manufacturers and marketers of sterling silver flatware and sterling silver and silver-plated hollowware. The Company also offers a number of other complementary tabletop and giftware items, including stainless steel flatware, picture frames, photo albums, photo storage, candles, glassware, crystal, and ceramics. Tabletop and giftware products generated approximately 66% of net sales for the year ended December 31, 1999. The Company is also a leading domestic manufacturer and marketer of seasonal products including Christmas ornaments, as well as a distributor of Christmas trim, lighting and tree skirts. Seasonal products generated approximately 34% of net sales for the year ended December 31, 1999.

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

                                                  Year Ended December 31,
                                           -------------------------------------
                                              1999           1998           1997
                                            -------        -------        -------
Tabletop and Giftware .............        $202,563        $184,545       $182,886
Seasonal ..........................         102,707         105,861        107,976
                                           --------        --------       --------
Total .............................        $305,270        $290,406       $290,862
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

Stainless Steel Flatware. The Company designs, markets and distributes several lines of stainless steel flatware ranging from premium mass-produced sets to high-end flatware place settings. The Company markets these products under tradenames such as Wallace Silversmiths(R), Towle Silversmiths(R), International Silver Company(R), 1847 Rogers Bros.(R) and, under license agreements, the tradenames Cuisinart(R) and Hoffritz(R). The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores and these products are also included in bridal registries.

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

Candles. The Company designs, markets and distributes a line of candles and candle accessories. The candle product offerings include a range of basic pillar candles as well as fashion and novelty candles and gift sets. Candle accessories include candle holders produced in glass, ceramic, metal, and other mediums. The Company markets these products under the tradename Potpourri Designs(R). The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim, with a small portion of product produced in Mexico. The channels of distribution of the Company's candle line include mass-market merchandisers, department stores, warehouse clubs and specialty stores.

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

Seasonal Products

Christmas Ornaments. The Company designs, manufactures, markets and distributes Christmas tree ornaments made of glass, satin, metal, ceramic and resin. The Company's products are distributed through specialty stores, department stores, jewelry stores, mass market merchandisers and warehouse clubs. These products are marketed under the tradenames Rauch(R), Silvestri(R) and Holiday Workshop(R). The Company also manufactures limited edition, sterling silver Christmas ornaments that are marketed under the tradenames Wallace Silversmiths(R) and Towle Silversmiths(R).

Other Christmas Decorations. The Company designs, markets and distributes a diverse product offering of other Christmas decorations including figurines, waterglobes, collectibles, trim, lighting, tree skirts and other decorative items produced in wood, resin, metal, paper, textiles, glass and ceramic. These products are marketed under the tradenames Silvestri(R), Rauch(R) and Holiday Workshop(R). These products are distributed through specialty stores, department stores, mass market merchandisers and warehouse clubs.

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

The Company's various sales and marketing efforts are supported from its principal office and showroom in East Boston, Massachusetts and, for certain of its products, from its offices and showrooms in Hong Kong and London. The Company maintains additional showrooms in New York, Los Angeles, Atlanta and Dallas. The Company's sales and marketing staff at December 31, 1999, consisted of approximately 125 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

The Company operates an 886,000 square foot facility located in Mira Loma, California, which serves as its primary warehouse and distribution center.

Retailing Customers

During 1999, 20 customers accounted for approximately 48% of the Company's net sales. Sales to Wal-mart Stores, Inc. and subsidiaries represented approximately 10.6% of the Company's 1999 net sales.

                                                                                                     % of
                                                                                                   1999 Net
1999 Channels of Distribution                                                                       Sales
-----------------------------                                                                     ---------
Mass Market Merchandisers, Catalogue Showrooms, Warehouse Clubs, Drug Stores and Supermarkets ....   36 %
Department Stores ................................................................................   26 %
Specialty Stores, Jewelry Stores, Specialty Catalog Companies, Premium and Incentive Marketers ...   38 %

In order better to service its customers, the Company has invested in equipment and software to allow its customers to transmit their orders electronically throughout the EDI system and receive electronic invoicing and shipping notices.

Manufacturing and Raw Materials

The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products for the Wallace, International, Towle and Tuttle lines, and provides manufacturing support to C.J. Vander. The Company also manufactures at its facility in Sheffield, England for C.J. Vander, Ltd. and Roberts and Belk. The Company also designs, produces and maintains the tools required for manufacturing sterling silver flatware.

The Company has maintained, in the aggregate, approximately six months of inventory. The Company's silver fabrication operation in its Puerto Rico manufacturing plant became fully operational during 1994. This process reduces the need for purchasing fabricated silver from outside vendors. The Company uses fabricated silver in its manufacturing operations. Fabricated sterling silver made from fine silver purchased by the Company may be readily obtainable from outside resources as well. The Company purchases fine silver in the spot market in quantities the Company believes are adequate to meet reasonably foreseeable consumer demand for its silver products. The Company does not engage in speculative purchases of fine silver. In the five-year period ended December 31, 1999, the closing price of silver as quoted by Handy & Harman Inc. has ranged from $4.21 per troy ounce to $7.31 per troy ounce ($5.17 at March 15, 2000).

The Company manufactures silver-plated giftware and tabletop products, including hollowware, at its manufacturing and silver-plating facilities in North Dighton, Massachusetts and in Sheffield, England. These facilities have stamping, processing, soldering, finishing, polishing, silver-plating and packaging capabilities necessary to turn unfinished metal into finished products.

The Company's imported products originate as designs created by its internal design staff or by independent designers, in each case in conjunction with the Company's product development and marketing staffs. Products based on these designs are manufactured to the Company's specifications in various countries including Hong Kong, India, Korea, Taiwan, the People's Republic of China and Japan.

In 1999, the Company purchased an aggregate of approximately $133 million of products from approximately 700 foreign manufacturers. No vendor accounted for 10% or more of such purchases in 1999. The Company does not have information on the financial condition of its major foreign vendors, all of which are privately held, but is not aware of any unfavorable information related to their respective financial condition. Of the Company's foreign purchases in 1999 approximately 83% were from vendors located in the Far East; approximately 4% were from vendors located in India, approximately 4% were from vendors located in Canada and Mexico, and approximately 9% in the aggregate from vendors in other locations. The Company's arrangements with its manufacturers are subject to the risks of doing business abroad, including risks associated with foreign currency and potential import restriction. The Company also is subject to risks associated with the availability of, and time required for, the transportation of products from foreign countries, including shipping losses or lost sales that may result from delays or interruptions in shipping. The Company does not believe that the loss of any single foreign supplier would have a material long-term adverse impact on the Company's source of supply, as other suppliers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

The Company continues to invest in capital equipment, training and process control efforts to improve efficiencies, reduce costs and enhance quality related to its manufactured Christmas ornament operations. The Company maintains adequate manufacturing, warehousing and distribution facilities in Gastonia, NC and Chester, SC to service the business. Adequate capacity exists to meet anticipated growth and the non-union labor supply is adequate in both locations. The Christmas decoration manufacturing processes at Rauch Industries uses three primary raw materials: (i) glass ornament blanks, (ii) cardboard, corrugated and polystyrene packaging materials, and (iii) silver and lacquers. The Company has not experienced difficulty in obtaining raw materials or other supplies from its vendors and does not anticipate any such difficulty in the foreseeable future. The Company imports ornament hangers, decorated glass balls, and assorted tree and off-the-tree decorations from China, India and Mexico.

In 1999, the Company closed and sold the Rauch Industries manufacturing facility in El Paso, TX (Holiday Products) where it manufactured Christmas stockings, tree-skirts and Santa Claus hats and suits. These items are now purchased from vendors in Mexico and the Far East.

Competition

The tabletop, giftware and seasonal product lines which the Company sells are highly competitive. Not only the large number of domestic manufacturers affects competition, but also the large volume of foreign imports. Several of the Company's competitors are larger and have greater financial resources than the Company. The Company's products compete indirectly with a broad range of household products not offered by the Company. Within the overall tabletop products category, the production of sterling silver flatware in the United States is relatively concentrated, with five manufacturers, including the Company, accounting for substantially all of the sterling silver flatware manufactured and sold in the United States. The other principal manufacturers and marketers of sterling silver flatware are Gorham, Inc. and its affiliate The Kirk Steiff Company, Reed & Barton Corp. and Lunt Silversmiths, all of which have been in business for many years. The giftware and seasonal products industries, however, are very fragmented with numerous small manufacturers and marketers of a limited number of products. The Company is not aware of any competitor having the same product line breadth.

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

A number of factors affect competition in the sale of products of the type manufactured, imported and sold by the Company. Among these are brand identification, style, design, packaging, price, quality, promotion, sales staff and the level of service provided to customers. An important aspect of service is the ability to meet customers' "Floor-Ready" standards, including store-level distribution, pre-pricing, electronic invoicing and shipping notices. The importance of these competitive factors varies from customer to customer and from product to product and no one of these factors is dominant in all cases. The Company believes that its ability to compete effectively can be attributed to its performance in all of these areas.

Trademarks, Copyrights and Patents

The success of the Company's various businesses depends in part on the Company's ability to exploit certain proprietary designs, trademarks and brand names on an exclusive basis and reliance upon the protections afforded by applicable copyright, patent and trademark laws and regulations. The loss of certain of the Company's rights to such designs, trademarks and brand names or the inability of the Company to effectively protect or enforce such rights could adversely affect the Company. The Company does not believe that there is a significant danger that it will lose its rights to any of its material trademarks and tradenames or be unable to effectively protect or enforce such rights. Although the loss of any right to designs, trademarks and tradenames could have negative effects, any such effects are unlikely to be material.

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

Backlog and Warranty

Orders for the Company's products are generally subject to cancellation until shipment. As a result, the Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic and weather conditions. As a result, comparison of backlog as of any date in a given year with backlog at the same date in a prior year is not necessarily indicative of sales trends. The Company had a backlog of approximately $39.7 million as of December 31, 1999, compared to approximately $30.1 million as of December 31, 1998. See "Seasonality." The Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal retail industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company will routinely accept returns for imported products that are received late by the customer. The majority of the returned products are resold into the same distribution channel. During the three year period ended December 31, 1999, returns and allowances amounted to approximately 3.3% of sales.

Environmental Regulation

The Company's manufacturing operations, including silverplating, chrome plating, tool making and painting operations routinely involve the handling of waste materials that are classified as hazardous. The Company also refabricates certain materials used in its silverplating operations. The Company is subject to certain domestic federal, state and local laws and regulations concerning the containment and disposal of hazardous materials and, therefore, in the ordinary course of its business the Company incurs compliance costs and may be required to incur clean-up costs. The Company's C.J. Vander facility is also subject to many environmental regulations related to its plating operations in the United Kingdom. Based upon currently available information, the Company does not expect that the costs of such compliance and clean-up costs will be material. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. In addition, the future costs of compliance with environmental laws and regulations and liabilities resulting from currently unknown circumstances or developments could be substantial and could have a material adverse effect on the Company. For example, certain laws and regulations could impose liability upon the Company for any historic releases of hazardous substances from facilities that it has owned or operated, or, from facilities to which its waste materials have been transported for treatment or disposal.

Employees

As of December 31, 1999, the Company had approximately 1,550 employees. The Company believes that its relationship with its employees is good.

The Company's employees located in the U.S. and Puerto Rico are not represented by labor unions.

On February 23, 2000 a union election was held at the Company's subsidiaries Wallace International de P.R., Inc. and International Silver de P.R., Inc. (the "P.R. Subsidiaries"). On March 6, 2000, the National Labor Relations Board
(NLRB) issued a "Certification of Results of Election" stating that no collective bargaining representative had been selected and that no timely objections had been filed.

Approximately 32 employees of C.J. Vander are represented by the Union of Manufacturing, Science & Finance (MSF). Management believes its employee relations is satisfactory.

ITEM 2 Properties

The following table sets forth information with respect to the Company's properties as of March 30, 2000:

                                                                        APPROXIMATE
                                                                           SQUARE
                                                                        FOOTAGE OR
      LOCATION                      TYPE OF FACILITY                      ACREAGE              STATUS
      --------                      ----------------                      -------              ------
Mira Loma, CA              Warehouse/Distribution/Land                     886,000             Owned
Chester, SC                Warehouse/Manufacturing/Showroom                828,000             Owned
Revere, MA                 Warehouse/Distribution                          238,900             Leased
Gastonia, NC               Office/Manufacturing/Distribution               387,441             Owned
East Boston, MA            Office/Showroom                                 292,000             Owned
El Paso, TX                Office/Warehouse                                101,000             Leased
North Dighton, MA          Office/Manufacturing/Warehouse                  193,682             Leased
Crisfield, MD              Office/Manufacturing/Warehouse                   71,754             Owned
San German, PR             Manufacturing/Office                             87,239             Leased
Hong Kong                  Office/Showroom                                   6,809             Leased
Atlanta, GA                Showrooms                                        18,291             Leased
Dallas, TX                 Showrooms                                         8,563             Leased
Los Angeles, CA            Showrooms                                         4,115             Leased
Cramerton, NC              Land                                         34.1 Acres             Owned
Sheffield, England         Office                                            2,230             Owned
London, England            Office/Showroom                                   4,000             Leased
China                      Warehouse/Office                                164,566             Leased
Taiwan                     Office                                            1,725             Leased
New York, NY               Warehouse                                         3,800             Leased
Tianjin, PRC               Office                                            2,799             Leased
New York, NY               Showrooms                                        45,611             Leased
Ecclesfield, England       Manufacturing/Warehouse/Showroom                 39,950             Owned

In November 1999 the Company sold its primary east coast distribution facility in Revere, MA for $29,500,000. The sale of this facility resulted in a net gain of approximately $17,140,000. The Company simultaneously entered into a short-term leaseback of approximately 40% of the distribution facility.

ITEM 3. Legal Proceedings

The Company and Leonard Florence are the defendants in a lawsuit filed by a former employee alleging certain causes of action, including but not limited to, breach of contract, tortious misrepresentation, defamation and a violation of Massachusetts General Laws ch. 93A arising out of an alleged promise to grant stock to the employee in connection with his employment. While the matter is currently in preliminary stages of discovery, the Company and Mr. Florence intend to vigorously defend the matter and have asserted certain defenses and counterclaims. The Company has been named as a defendant in certain other legal actions arising from its normal business activities, including routine copyright and trademark litigation, which actions are considered normal in the businesses in which the Company is engaged.

ITEM 4. Submission of Matters to A Vote of Security Holders

During the fourth quarter of 1999, no matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Absence of Public Market

On April 16, 1997, THL Transaction I Corp., ("THL I"), a Delaware corporation, controlled by affiliates of Thomas H. Lee Company ("THL"), was merged with and into the Company (the "Merger"). Syratech Common Stock, which was traded on the NYSE under the symbol "SYR", was de-listed from the NYSE upon consummation of the Merger. From the effective time of the Merger, the Company has had less than 100 stockholders. The Company filed a report on Form 15 Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports under Sections 13 and 15 (d) of the Securities Exchange Act of 1934 on December 7, 1998.

Dividends Paid

The Company has never paid cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its businesses.

ITEM 6. Selected Financial Data

The following selected consolidated financial information as of December 31, 1999 through 1995 and for each of the years in the five-year period ended December 31, 1999 has been derived from the consolidated financial statements of the Company. The consolidated balance sheets of the Company as of December 31, 1999 and 1998 and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, together with the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

                                                                           Year Ended December 31,
                                                        -------------------------------------------------------------
                                                           1999         1998         1997         1996         1995
                                                        ---------    ---------    ---------    ---------    ---------
                                                                    (in thousands, except per share data)
Income Statement Data (1):
Net sales ...........................................   $ 305,270    $ 290,406    $ 290,862    $ 270,931    $ 169,520
Cost of sales .......................................     221,199      212,968      214,881      193,480      120,354
                                                        ---------    ---------    ---------    ---------    ---------
Gross profit ........................................      84,071       77,438       75,981       77,451       49,166
Selling, general and administrative expenses ........      69,079       65,017       72,740       57,664       34,239
Asset dispositions, impairment of long-lived
   assets and restructuring costs (2) ...............     (15,596)       5,170
Other operating income (3) ..........................      (3,358)      (5,662)      (2,366)      (3,948)
                                                        ---------    ---------    ---------    ---------    ---------
Income from operations ..............................      33,946       12,913        5,607       23,735       14,927
Interest expense ....................................     (24,643)     (23,709)     (16,027)      (3,150)        (287)
Interest income .....................................         137           34          257          771        4,881
Other income (4) ....................................                                 2,184       11,900
                                                        ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ...................       9,440      (10,762)      (7,979)      33,256       19,521
Provision (benefit)  for income taxes ...............       4,251       (2,690)      (2,306)      12,471        6,686
                                                        ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations ............       5,189       (8,072)      (5,673)      20,785       12,835
Discontinued operations:
   Income from discontinued operations, net
     of income taxes ................................                                                           2,572
   Gain on sale of Syroco, Inc , net of income
     taxes ..........................................                                                          30,451
                                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) ...................................       5,189       (8,072)      (5,673)      20,785       45,858
Preferred stock dividend ............................       2,624        2,344        1,530
                                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) applicable to common stockholders .   $   2,565    $ (10,416)   $  (7,203)   $  20,785    $  45,858
                                                        =========    =========    =========    =========    =========

Basic earnings (loss) per share:
    Continuing operations ...........................   $    0.68    $   (2.75)   $   (1.38)   $    2.39    $    1.10
    Discontinued operations .........................                                                            2.82
                                                        ---------    ---------    ---------    ---------    ---------
      Net income (loss) per common share ............   $    0.68    $   (2.75)   $   (1.38)   $    2.39    $    3.92
                                                        =========    =========    =========    =========    =========

       Weighted-average number of shares outstanding        3,784        3,784        5,216        8,695       11,707
                                                        =========    =========    =========    =========    =========
Diluted earnings (loss) per share:
Continuing operations ...............................   $    0.68    $   (2.75)   $   (1.38)   $    2.36    $    1.09
Discontinued operations .............................                                                            2.80
                                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) per common share ..................   $    0.68    $   (2.75)   $   (1.38)   $    2.36    $    3.89
                                                        =========    =========    =========    =========    =========
    Shares:
        Weighted-average number of shares outstanding       3,784        3,784        5,216        8,695       11,707
        Effect of dilutive stock options ............                                                104           96
                                                        ---------    ---------    ---------    ---------    ---------
        Adjusted weighted-average number of shares
             outstanding ............................       3,784        3,784        5,216        8,799       11,803
                                                        =========    =========    =========    =========    =========

                                                                             December 31,
                                    -------------------------------------------------------------------------------------------
                                       1999                 1998                 1997                1996                1995
                                       ----                 ----                 ----                ----                ----
BALANCE SHEET DATA (1):                                        (in thousands, except per share data)
Working capital                     $ 123,439            $ 105,117            $ 114,106           $ 121,244           $ 122,980
Total assets                          266,517              285,220              266,249             228,580             221,496
Total debt (5)                        187,669              211,201              183,900               6,636              51,735 (6)
Stockholders' equity                   21,337               16,538               25,153             171,574             147,526
Book value per common share             (0.84)               (1.41)                1.49               19.73               17.02

(1) The Company changed its method of pricing certain inventories from the last-in, first-out (LIFO) to the first-in, first out (FIFO) method in 1999. All prior periods have been restated to reflect this change as if it occurred as of the earliest period presented. See Note 4 to the Company's Financial Statements. The data for 1995 has also been restated to reflect Syroco, Inc. as a discontinued operation.

(2) Consists of a gain on disposal of the Company's primary east coast distribution facility in 1999 and the write down of the value of certain assets in 1999 and 1998. See Note 3 to the Company's Financial Statements.

(3) Consists primarily of revenue related to licensing the Farberware name. The years prior to 1998 also include income from the sale of Farberware inventory net of certain selling, general and administrative expenses.

(4) Consists of nonrecurring pre-tax income related to the sale of certain equipment in 1997 and licensing the Farberware name on cookware and bakeware in 1996.

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

                                                     Percentage of Net Sales
                                                   --------------------------
                                                     Year Ended December 31,
                                                   --------------------------
                                                   1999      1998 (1)   1997 (1)
                                                   ----      ---- ---   ---- ---
Net sales .....................................    100.0 %   100.0 %    100.0 %
Cost of sales .................................     72.5      73.3       73.9
                                                  ------    ------     ------
Gross profit ..................................     27.5      26.7       26.1
Selling, general and administrative expenses ..     22.6      22.4       25.0
Asset dispositions, impairment of long-lived
  assets and restructuring costs (2) ..........     (5.1)      1.8         --
Other operating income (3) ....................     (1.1)     (1.9)      (0.8)
                                                  ------    ------     ------
  Income from operations ......................     11.1       4.4        1.9
Interest expense, net .........................     (8.0)     (8.1)      (5.4)
Other income (4) ..............................                           0.8
                                                  ------    ------     ------
  Income (loss) before income taxes ...........      3.1      (3.7)      (2.7)
Provision (benefit) for income taxes ..........      1.4      (0.9)      (0.8)
                                                  ------    ------     ------
  Income (loss) from continuing operations ....      1.7 %    (2.8)%     (1.9)%
                                                  ======    ======     ======

(1) The Company changed its method of pricing certain inventories from the last-in, first-out (LIFO) to the first-in, first out (FIFO) method in 1999. All prior periods have been restated to reflect this change as if it occurred as of the earliest period presented. See Note 4 to the Company's Consolidated Financial Statements.

(2) Consists of a gain on disposal of its primary east coast distribution facility in 1999 and the write down of the value of certain assets in 1999 and 1998. See Note 3 to the Company's Consolidated Financial Statements.

(3) Consists of income from the sale of Farberware inventory and other operating income, net of certain selling, general and administrative expenses.

(4) Consists of non-recurring pre-tax income related to the sale of certain equipment associated with the Farberware settlement in 1997.

The following results of operations for years 1998 and prior have been restated for a change in accounting principal from the LIFO inventory cost method to the FIFO inventory cost method for certain inventories. See Note 4 to the Company's Financial Statements.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales increased 5.1% to $305.3 million for the year ended December 31, 1999 from $290.4 million for the year ended December 31, 1998. This increase is primarily due to increased sales of a new line of licensed giftware products to specialty retailers and increased sales of candle giftware, partially offset by decreased sales of certain seasonal products. Changes in normal product prices did not materially impact net sales.

Gross profit increased 8.6% to $84.1 million for the year ended December 31, 1999 from $77.4 million for the year ended December 31, 1998. Gross profit as a percentage of sales was 27.5% for the year ended December 31, 1999 compared to 26.7% for the comparable 1998 period. The 0.8 percentage point increase primarily reflects the higher margin carried by the new line of licensed giftware which was offset by the increased royalty expense related to this line. The change in gross profit as a percentage of sales was not materially impacted by change in product pricing.

Selling, general and administrative expenses ("S, G & A expenses") of $69.1 million or 22.6% as a percentage of net sales for the year ended December
31, 1999 compared to 22.4% or $65.0 million for the comparable 1998 period. The
0.2 percentage point increase in S, G & A expenses to sales for the year ended December 31, 1999 reflects increased bad debt expense, and the higher royalty expense noted above.

Income from operations was $33.9 million and $12.9 million for the year ended December 31, 1999 and 1998, respectively, and included other operating income of $3.4 million and $5.7 million in 1999 and 1998, respectively. The decrease in 1999 other operating income is primarily due to one-time income of $2.6 million recorded in 1998 in connection with the granting of a license and extending certain existing licenses relating to Farberware intellectual property to one of its existing licensees.

Income from operations also included asset dispositions in 1999 and charges for impairment of long-lived assets in 1999 and 1998. In November 1999 the Company sold its primary east coast distribution facility for $29.5 million. The sale of this facility resulted in a net gain of approximately $17.1 million. The Company simultaneously entered into a short-term leaseback of approximately 40% of the distribution facility. In connection with the disposition of the facility the Company recorded separation benefits of approximately $0.5 million for 42 hourly employees and three salaried employees, all of which is accrued at December 31, 1999 and expected to be fully paid by the end of the first quarter of 2001. Earlier in the year, the Company sold undeveloped land adjacent to this facility for a gain of approximately $0.8 million.

In the fourth quarter of 1999, the Company wrote down the value of certain assets by approximately $1.2 million. These write-downs relate to abandonment of certain manufacturing equipment at its Gastonia, North Carolina facility with a book value of approximately $1.1 million. The remaining asset write-downs relate to the finalization of amounts relative to the shutdown of the El Paso facility discussed above. Other less significant asset write-downs and adjustments aggregated a net charge of $0.6 million.

Interest expense, net was $24.5 million for the year ended December 31, 1999 compared to $23.7 million in the same period of 1998. This increase results from increased borrowings for working capital purposes and higher interest rates on the Company's Revolving Credit Facilities and notes payable.

The provision for income taxes was $4.3 million for the year ended December 31, 1999 compared to a benefit of $2.7 million for the year ended December 31, 1998. The estimated effective income tax rate of 45% for the year ended December 31, 1999 compares to a 25% rate for the same period in the prior year. The increase in tax rate reflects the impact of recognizing the gain on the east coast distribution facility sale which in 1999 increased the proportion of income taxed at higher U.S. tax rates compared with lower foreign tax rates, in comparison to 1998.

Net income applicable to common stockholders for the year ended December 31, 1999 was $2.6 million or $0.68 per share compared to a net loss applicable to common stockholders for the year ended December 31, 1998 of $(10.4) million or ($2.75) per share on adjusted weighted average shares of 3,784,018 in both years.

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

Gross profit was $77.4 million for the year ended December 31, 1998 compared with $76.0 million for the year ended December 31, 1997. Gross profit as a percentage of net sales was 26.7% for the year ended December 31, 1998 compared to 26.1% for the year ended December 31, 1997. The increase in the gross profit percentage of 0.6 percentage points, reflects a 0.7 percentage point improvement related to converting from LIFO to FIFO accounting for certain inventories (see
Note 4 to the consolidated financial statements). The gross profit percentage also reflects a 0.1 point decrease due to one-time higher costs related to the consolidation of warehousing, and an increased mix of closeout sales related to an aggressive plan to reduce excess inventories, offset by lower manufacturing costs at the Company's Chester, SC manufacturing facility as the new equipment start-up manufacturing inefficiencies experienced in 1997 were corrected in 1998. The decrease in gross profit margin was not materially impacted by change in product prices.

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

Income from operations of $12.9 million and $5.6 million for the years ended December 31, 1998 and 1997, respectively included other operating income of $5.7 million and $2.4 million, respectively, primarily resulting from Farberware licensing income. During the fourth quarter of 1998 the Company received one-time income of $2.6 million in connection with the granting of a license and extending certain existing licenses relating to Farberware intellectual property to one of its existing licensees. Income from operations for 1998 includes a one-time non-cash charge of $5.2 for impairment of assets. See Note 3 to the Company's Consolidated Financial Statements. As noted above, 1997 includes the one-time charge of $3.9 million to compensation expense related to stock options as a result of the Merger.

Other non-operating income in 1997 represents $2.2 million of income from the sale of equipment associated with the Farberware settlement.

In the fourth quarter of 1998, the Company wrote down the value of certain assets primarily relating to its facilities in El Paso, Texas and one facility in Gastonia, North Carolina, where the carrying values had been impaired by an aggregate of $4.3 million after management's decision to shut down and sell the facilities. The El Paso facility was sold in December of 1999 and was leased back for six months pending location of alternate warehousing facilities. The Gastonia facility was shut down on June 15, 1999. Also included in the fourth quarter charge is $0.6 million related to impaired equipment and tooling that was abandoned at other Company facilities and $0.2 million representing a decline in the estimated fair value of a property held for sale since 1997.

Interest expense, net, was $23.7 million and $15.8 million for the years ended December 31, 1998 and 1997, respectively. This change results primarily from a full year of interest expense to finance the Merger. The benefit from income taxes was $2.7 and $2.3 million for the years ended December 31, 1998 and 1997, respectively. The increase in income tax benefit in 1998 reflects the higher net loss resulting from the increased interest expense.

Net loss applicable to common stockholders for the year ended December 31, 1998 was ($10.4) million or ($2.75) (diluted) per share, on adjusted weighted average shares outstanding of 3,784,018 (diluted) compared to net loss applicable to common stockholders of ($7.2) million or ($1.38) (diluted) per share, on adjusted weighted average shares outstanding of 5,216,000 (diluted) for the year ended December 31, 1997. The reduction in adjusted weighted average shares reflects the acquisition and retirement of 4.9 million shares of Company Common Stock in connection with the Merger, which was effected on April 16, 1997.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 1999 was $9.9 million. The primary uses of cash were for increases in operating working capital needs. Inventories ended the year at a higher level due to the increased level of customer demand expected in the first quarter of 2000.

The Company's working capital requirements are seasonal and tend to be highest in the period from September through December due to the Christmas selling season. Accounts receivable tend to decline during the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $6.5 million for the year ended December 31, 1999. These expenditures include computer equipment and systems for the warehouse and distribution facility in Mira Loma, CA, computer equipment and systems for the Company's East Boston office facility, and machinery, equipment and tools and dies for the Company's manufacturing facilities.

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

The Company believes that borrowings available under the Revolving Credit Facility will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $165.0 million Notes and under its operating leases) and fund planned capital expenditures through December 31, 2000.

See Note 10 for a description of the dividend and liquidation terms of the Company's Cumulative Redeemable Preferred Stock.

See Note 6 to the accompanying Consolidated Financial Statements for the discussion on borrowings, availability, covenants and dividend restrictions of the Company under its Revolving Credit Facilities and its Notes due April 15, 2007.

Year 2000

The Company modified key systems to comply with Year 2000 and the expenditures were not material to its financial condition or results of operations in any given year.

The Company's critical computer systems were successfully transitioned to the year 2000. However, there may be latent problems that surface at key dates in the future. The Company has not experienced, and does not anticipate, any significant problems related to the transition to the year 2000. In addition, the Company has not experienced or been notified of any significant year 2000 issues relating to its significant customers, vendors, suppliers and others. Furthermore, the Company does not anticipate any significant expenditure in the future related to year 2000 compliance.

Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB No. 101 as required in the second quarter of 2000 and does not expect that such adoption will have a material impact on the consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate ("LIBOR"). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company's financial results. The Company also has fixed debt financing of $165,000 of 11% Senior Notes due April 15, 2007 that had a fair value of $113,850 as of December 31, 1999 based upon recent private market trades. There is inherent rollover risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

The Company transacts sales and purchases primarily in U.S. Dollars and maintains minimum cash balances denominated in foreign currencies. The Company does not enter into foreign currency hedge transactions. Through December 31, 1999, foreign currency fluctuations have not had a material impact on the Company's consolidated financial position or results of operations or cash flows in any one year and the Company does not believe that its exposure to foreign currency rate fluctuations is material.

ITEM 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Report of Independent Auditors..............................................................................   19
Consolidated Financial Statements:
   Consolidated balance sheets as of December 31, 1999 and 1998.............................................   20
   Consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997...............   21
   Consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997.....   22
   Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997...............   23
   Notes to consolidated financial statements...............................................................   24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Syratech Corporation:

We have audited the accompanying consolidated balance sheets of Syratech Corporation (the "Company") and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syratech Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company has given retroactive effect to a change in method of pricing certain inventory from the last-in, first-out method to the first-in, first-out method in 1999. As discussed in Note 2, the Company completed a merger accounted for as a recapitalization in 1997.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 10, 2000

                      SYRATECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 December 31,
                                                                           ----------------------
                                                                              1999         1998
                                                                           ---------    ---------
                                                                                      (As Restated)
ASSETS
Current assets:
   Cash and equivalents ................................................   $   1,451    $   9,009
   Accounts receivable, net ............................................      69,267       70,128
   Inventories .........................................................      94,096       87,611
   Deferred income taxes ...............................................      13,187       15,713
   Prepaid expenses and other ..........................................       3,273        1,673
   Properties held for sale ............................................                    2,292
                                                                           ---------    ---------
       Total current assets ............................................     181,274      186,426

Property, plant and equipment, net .....................................      71,689       83,611
Purchase price in excess of net assets acquired, net ...................       6,308        6,549
Other assets, net ......................................................       7,246        8,634
                                                                           ---------    ---------
       Total ...........................................................   $ 266,517    $ 285,220
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable .........................   $  22,669    $  46,201
   Accounts payable ....................................................      11,673       13,883
   Accrued expenses ....................................................      11,697       10,802
   Accrued interest ....................................................       3,999        4,108
   Accrued compensation ................................................       3,012        2,844
   Accrued advertising .................................................       3,569        3,053
   Income taxes payable ................................................       1,216          418
                                                                           ---------    ---------
       Total current liabilities .......................................      57,835       81,309

Long-term debt .........................................................     165,000      165,000
Deferred income taxes ..................................................      19,671       19,409
Pension liability ......................................................       2,674        2,964
Commitments and contingencies (Notes 2, 8 and 13)
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized;
    (25,000 designated as cumulative redeemable preferred stock,
     18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $6,498 and $3,874
     in 1999 and 1998, respectively) ...................................      24,498       21,874
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018  shares issued and outstanding ..............          38           38
   Deficit .............................................................      (3,308)      (5,873)
   Accumulated other comprehensive income ..............................         109          499
                                                                           ---------    ---------
       Total stockholders' equity ......................................      21,337       16,538
                                                                           ---------    ---------
       Total ...........................................................   $ 266,517    $ 285,220
                                                                           =========    =========

                 See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                       For the Years Ended December 31,
                                                                     -----------------------------------
                                                                        1999         1998         1997
                                                                     ---------    ---------    ---------
                                                                                (As Restated) (As Restated)
Net sales ........................................................   $ 305,270    $ 290,406    $ 290,862
Cost of sales ....................................................     221,199      212,968      214,881
                                                                     ---------    ---------    ---------

     Gross profit ................................................      84,071       77,438       75,981

Selling, general and administrative expenses .....................      69,079       65,017       72,740
Asset dispositions, impairment of long-lived assets and
   restructuring costs ...........................................     (15,596)       5,170           --
Other operating income ...........................................      (3,358)      (5,662)      (2,366)
                                                                     ---------    ---------    ---------

     Income from operations ......................................      33,946       12,913        5,607

Interest expense .................................................     (24,643)     (23,709)     (16,027)
Interest income ..................................................         137           34          257
Other income .....................................................                                 2,184
                                                                     ---------    ---------    ---------

     Income (loss) before provision (benefit) for income taxes ...       9,440      (10,762)      (7,979)

Provision (benefit) for income taxes .............................       4,251       (2,690)      (2,306)
                                                                     ---------    ---------    ---------

     Net income (loss) ...........................................       5,189       (8,072)      (5,673)

Preferred stock dividends accrued ................................       2,624        2,344        1,530
                                                                     ---------    ---------    ---------
     Net income (loss) applicable to common stockholders .........   $   2,565    $ (10,416)   $  (7,203)
                                                                     =========    =========    =========

Basic and diluted income (loss) per share:
  Net income (loss) per common share .............................   $    0.68    $   (2.75)   $   (1.38)
                                                                     =========    =========    =========

    Weighted average number of shares outstanding ................       3,784        3,784        5,216
                                                                     =========    =========    =========

                 See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                      (in thousands, except for share data)

                                                                               Cumulative
                                                                               Redeemable
                                                Common Stock                 Preferred Stock         Additional
                                          -------------------------    --------------------------      Paid-In
                                            Shares         Amount        Shares         Amount         Capital
                                          ----------    -----------    -----------    -----------    -----------
Balance, January 1, 1997 ..............    8,695,231    $        87             --    $        --    $    12,480
Exercise of stock options .............        8,000                                                          91
Compensation related to stock
  options .............................                                                                      209
Issuance of preferred stock ...........                                     18,000         18,000
Sale and purchase of common
    stock for retirement (including
    related costs of $11,555) .........   (4,919,213)           (49)                                     (12,780)
Accrued preferred stock dividend ......                                                     1,530
Comprehensive income:
   Translation adjustment .............
   Net income (as Restated)............

     Total comprehensive income .......
                                          ----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997 ............    3,784,018             38         18,000         19,530             --
Other .................................
Accrued preferred stock dividend ......                                                     2,344
Comprehensive income:
   Translation adjustment .............
   Net income (as Restated) ...........

     Total comprehensive income .......
                                          ----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998 ............    3,784,018             38         18,000         21,874             --
Accrued preferred stock dividend ......                                                     2,624
Comprehensive income:
   Translation adjustment .............
   Net income .........................

     Total comprehensive income .......
                                          ----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999 ............    3,784,018    $        38         18,000    $    24,498    $        --
                                          ==========    ===========    ===========    ===========    ===========


                                                          Accumulated
                                             Retained        Other
                                             Earnings    Comprehensive   Treasury
                                            (Deficit)        Income        Stock          Total
                                           -----------    -----------   -----------    -----------
                                          (as Restated)                               (as Restated)
Balance, January 1, 1997 ..............    $   158,443    $       567   $        (3)   $   171,574
Exercise of stock options .............                                                         91
Compensation related to stock
  options .............................                                                        209
Issuance of preferred stock ...........                                                     18,000
Sale and purchase of common
    stock for retirement (including
    related costs of $11,555) .........       (146,424)                           3       (159,250)
Accrued preferred stock dividend ......         (1,530)                                         --
Comprehensive income:
   Translation adjustment .............                           202                          202
   Net income (as Restated) ...........         (5,673)                                     (5,673)
                                                                                       -----------
     Total comprehensive income .......                                                     (5,471)
                                           -----------    -----------   -----------    -----------
Balance, December 31, 1997 ............          4,816            769            --         25,153
Other .................................           (273)                                       (273)
Accrued preferred stock dividend ......         (2,344)                                         --
Comprehensive income:
   Translation adjustment .............                          (270)                        (270)
   Net income (as Restated) ...........         (8,072)                                     (8,072)
                                                                                       -----------
     Total comprehensive income .......                                                     (8,342)
                                           -----------    -----------   -----------    -----------
Balance, December 31, 1998 ............         (5,873)           499            --         16,538
Accrued preferred stock dividend ......         (2,624)                                         --
Comprehensive income:
   Translation adjustment .............                          (390)                        (390)
   Net income .........................          5,189                                       5,189
                                                                                       -----------
     Total comprehensive income .......                                                      4,799
                                           -----------    -----------   -----------    -----------
Balance, December 31, 1999 ............    $    (3,308)   $       109   $        --    $    21,337
                                           ===========    ===========   ===========    ===========


                 See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  For the Years Ended December 31,
                                                                -----------------------------------
                                                                   1999         1998         1997
                                                                ---------    ---------    ---------
                                                                           (As Restated) (As Restated)
Cash flows from operating activities:
Net income (loss) ...........................................   $   5,189    $  (8,072)   $  (5,673)
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Depreciation and amortization ............................       8,582        7,857        6,199
   Deferred income taxes ....................................       2,788       (4,059)        (458)
   Pension liability ........................................        (291)        (171)        (152)
   Compensation related to stock options ....................                                   209
   Other long-term liability ................................                                  (207)
   Impairment of long-lived assets ..........................       1,747        5,170
   Gain on sale of property .................................     (17,988)
   (Gain) loss on disposal of assets and other ..............         (22)          42           50
   Increase (decrease) in assets and liabilities:
       Accounts receivable ..................................         434       (6,235)      (3,873)
       Inventories ..........................................      (7,491)      (2,999)      (3,425)
       Prepaid expenses and other ...........................      (1,629)         719          726
       Other assets .........................................                               (10,800)
       Accounts payable and accrued expenses ................      (1,976)        (346)       5,736
       Income taxes payable .................................         798          418         (930)
                                                                ---------    ---------    ---------
Net cash used in operating activities .......................      (9,859)      (7,676)     (12,598)
                                                                ---------    ---------    ---------

Cash flows from investing activities:
 Purchases of property, plant and equipment .................      (6,519)     (13,166)     (24,461)
 Proceeds from disposal of assets ...........................      32,591            1           23
 Other ......................................................          67          194          101
                                                                ---------    ---------    ---------
Net cash provided by (used in) investing activities .........      26,139      (12,971)     (24,337)
                                                                ---------    ---------    ---------

Cash flows from financing activities:
  Change in revolving loan facilities and notes payable .....     (23,532)      27,301       12,264
  Proceeds from borrowings ..................................                               165,000
  Proceeds from sale of preferred stock .....................                                18,000
  Proceeds from sale of common stock ........................                                75,993
  Purchase of common stock for retirement (including
     related costs ) ........................................                              (235,243)
  Exercise of stock options .................................                                    91
  Deferred financing costs and other ........................                     (356)         (19)
                                                                ---------    ---------    ---------
Net cash provided by (used in) financing activities .........     (23,532)      26,945       36,086
                                                                ---------    ---------    ---------
  Effect of exchange rate changes on cash and equivalents ...        (306)        (270)         225
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and equivalents .............      (7,558)       6,028         (624)
Cash and equivalents, beginning of year .....................       9,009        2,981        3,605
                                                                ---------    ---------    ---------
Cash and equivalents, end of year ...........................   $   1,451    $   9,009    $   2,981
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

Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Syratech Corporation and its subsidiaries (the "Company"), Wallace International Silversmiths, Inc. and its subsidiaries ("Wallace"), Leonard Florence Associates, Inc. ("LFA"), Towle Manufacturing Company and its subsidiaries ("Towle"), Rauch Industries, Inc. and its subsidiaries ("Rauch"), Silvestri Inc. ("Silvestri"), and Syratech (H.K.) Ltd. and its subsidiaries ("Syratech H.K."). All significant intercompany balances and transactions have been eliminated.

Recapitalization

The Company has accounted for the 1997 merger between THL I and the Company, and the related purchase of common stock for retirement, as a recapitalization (see
Note 2).

Earnings (Loss) Per Share

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Basic earnings (loss) per share reflect the weighed-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact of potential common shares from options and warrants, using the treasury-stock method. Potential common shares (approximately 30,000) resulting from stock options outstanding during 1997 were antidilutive due to the recorded net loss. There were no potential common shares in 1999 or 1998.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which provides standards for reporting items considered to be "comprehensive income" and uses the term "other comprehensive income" to refer to revenues, expenses, gains and losses that are included in comprehensive income under generally accepted accounting principles but excluded from net income. Currently the only items presented in the Company's consolidated financial statements that are considered other comprehensive income (loss) as defined in SFAS 130 are cumulative translation adjustments, which are recorded as components of stockholders' equity.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

Revenue Recognition

Revenue is recognized when products are shipped. The Company provides allowances for estimated doubtful accounts and sales returns based on historical experience and evaluation of specific accounts. Such allowances, excluding amounts related to Farberware Inc., were comprised of the following:

                                                               December 31,
                                                          ----------------------
                                                           1999            1998
                                                          ------          ------
Sales returns and allowances ...................          $7,405          $6,120
Doubtful accounts ..............................           1,606             836
                                                          ------          ------
                                                          $9,011          $6,956
                                                          ======          ======

Customers

Substantially all customers are retailers. No base of customers in one geographic area constitutes a significant portion of sales. Sales to Wal-mart Stores, Inc. and subsidiaries represented 10.6% of 1999 consolidated net sales. No single customer represented 10% or greater of consolidated net sales in 1998 or 1997.

Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with a remaining maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method. See note 4.

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

                                                           Years
                                                           -----
                   Buildings and improvements ........    2 to 39
                   Tools and dies ....................    3 to 50
                   Machinery and equipment ...........    3 to 10
                   Other .............................    3 to 10

Impairment of Long-Lived Assets

Recoverability of long-lived assets is determined by periodically comparing the forecasted undiscounted net cash flows of the operations to which the assets relate to the carrying amount, including associated intangible assets of such operations.

                      SYRATECH CORPORATION AND SUBSIDIARIES

Purchase Price in Excess of Net Assets Acquired

Purchase price in excess of net assets acquired is amortized using the straight-line method over 30 years. This goodwill is a result from the Company's purchase of its Rauch subsidiary in 1996. The Company evaluates the carrying value of goodwill based upon current and anticipated net income and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value.

Other Assets

Other assets consist principally of deposits, deferred fees, deferred financing costs and deferred long-term rent. Deferred financing costs are being amortized using the interest method over the terms of the related loans. Accumulated amortization aggregated approximately $3,685 and $2,345 at December 31, 1999 and 1998, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred. These costs are recorded in selling, general and administrative expenses and totaled $4,196, $4,417 and $4,156 in the years ended December 31, 1999, 1998 and 1997, respectively.

Financial Instruments

The carrying values of cash and equivalents, accounts receivable, accounts payable and borrowings under revolving credit facilities approximate fair value due to the short-term nature of these instruments. The fair value of the Notes (Note 2) was estimated to be $113,850 as of December 31, 1999, based upon recent private market trades.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncements

Effective January 1, 1999, the Company adopted the provisions of Statement of Opinion No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The provisions of this opinion did not have a material effect on the Company's consolidated financial statements.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB No. 101 as required in the second quarter of 2000 and does not expect that such adoption will have a material impact on the consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Cash Flow Information

Supplemental cash flow information is as follows:

                                                 1999         1998         1997
                                                 ----         ----         ----
Cash paid during the year for:
              Interest ..................      $23,318      $22,653      $11,716
                                               =======      =======      =======
              Income taxes ..............      $ 1,118      $ 1,045      $ 2,654
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

                      SYRATECH CORPORATION AND SUBSIDIARIES

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

3. Asset Dispositions, Impairment of Long-lived Assets and Restructuring Costs

In November 1999 the Company sold its primary east coast distribution facility for $29,500. The sale of this facility resulted in a net gain of approximately $17,140. The Company simultaneously entered into a short-term leaseback of approximately 40% of the distribution facility. In connection with disposition of the facility, the Company recorded separation benefits of approximately $532 for 42 hourly employees and three salaried employees, all of which is accrued at December 31, 1999 and expected to be fully paid by the end of the first quarter of 2001. Earlier in the year, the Company sold undeveloped land adjacent to this facility for a gain of approximately $756.

In the fourth quarter of 1999, the Company wrote down the value of certain assets by approximately $1,157. These write-downs relate to abandonment of certain manufacturing equipment at its Gastonia, North Carolina facility with a book value of approximately $1,057. The remaining asset write-downs relate to the finalization of amounts relative to the shutdown of the El Paso facility discussed below. Other less significant asset write-downs and adjustments aggregated a net charge of $611.

In the fourth quarter of 1998, the Company wrote down the value of certain assets primarily relating to its facilities in El Paso, Texas and one facility in Gastonia, North Carolina, where the carrying values had been impaired by an aggregate of $4,307 after management's decision to shut down and sell the facilities. The El Paso facility was sold in December of 1999 and was leased back for six months pending location of alternate warehousing facilities. The Gastonia facility was shut down on June 15, 1999. Also included in the fourth quarter of 1998 is a charge for $627 related to impaired equipment and tooling that was abandoned at other Company facilities and $236 representing a decline in the estimated fair value of a property held for sale since 1997.

                      SYRATECH CORPORATION AND SUBSIDIARIES

4. Change in Method of Inventory Valuation

The Company has changed its method for valuing certain inventories and cost of goods sold from the LIFO to the FIFO method in fiscal year 1999. Prior to fiscal year 1999, approximately 9% of the Company's inventories had been valued using the LIFO method. The change in the inventory valuation method reflects management's belief that the FIFO method provides a better measurement of operating results and will provide a more uniform system for valuing all inventories company-wide. The financial statements of prior years have been retroactively restated to apply the new method. The effect of the accounting change, net of the tax effects on net loss, and earnings per share, as previously reported for fiscal years, 1998, 1997 and cumulatively for all prior years is:

Effect on:                                           Increase / (Decrease)
                                              ----------------------------------
                                                1998         1997         Prior
                                              -------      -------       -------
Net Income (Loss) ......................      $   254      $(1,077)      $ 1,326

Earnings (Loss) Per Share:
  Basic and Diluted ....................      $  0.07      $ (0.21)

Inventories by major classification are as follows:

                                                             December 31,
                                                     ---------------------------
                                                       1999                1998
                                                     -------             -------
Raw materials ..........................             $11,137             $12,953
Work-in-process ........................               6,115               6,484
Finished goods .........................              76,844              68,174
                                                     -------             -------

          Total ........................             $94,096             $87,611
                                                     =======             =======

5. Property, Plant and Equipment

Property, plant and equipment was comprised of the following:

                                                            December 31,
                                                    ---------------------------
                                                       1999              1998
                                                    ---------         ---------
Land and improvements ......................        $   6,524         $  10,260
Buildings and improvements .................           50,021            58,298
Tools and dies .............................           17,928            17,187
Machinery and equipment ....................           37,039            33,073
Other ......................................            3,290             2,882
Construction in progress ...................              910             3,613
                                                    ---------         ---------

     Total .................................          115,712           125,313
Less accumulated depreciation ..............          (44,023)          (41,702)
                                                    ---------         ---------

  Net ......................................        $  71,689         $  83,611
                                                    =========         =========

                      SYRATECH CORPORATION AND SUBSIDIARIES

Capitalized interest is not material to the Company's consolidated financial statements in any year presented.

Unrecorded commitments for property, plant and equipment are not material to the Company's consolidated financial statements at December 31, 1999.

6. Revolving Loan Facilities and Notes Payable

Revolving Loan Facilities

The Company has a Senior Revolving Credit Facility (the "Revolving Credit Facility") dated April 16, 1997, (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998 and December 31, 1998) which provides for $130,000 of borrowings, including a $30,000 sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, Eurodollar Rate plus 225 basis points (8.08% using the 30 day Eurodollar rate at December 31, 1999) or the Prime Rate plus 50 basis points (9.0% at December 31, 1999). The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 1999 was 7.79%. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility as amended, the Company is required during February and March of each year to maintain excess availability of at least $25,000. The obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company (the "Issuer/Guarantor Parent") and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock (the "Guarantor Subsidiaries") (Note 15). The Revolving Credit Facility, as amended, contains customary covenants of the Company and the subsidiary borrowers, including but not limited to capital expenditures and minimum consolidated net worth on or after December 31, 1997 to be at least $1.00 (not in thousands). In addition, the Revolving Credit Facility, as amended, includes covenants beginning in the first quarter of 1999 requiring a minimum ratio of earnings before income taxes, depreciation, amortization, and certain adjustments ("EBITDA"), as defined, including funded debt to EBITDA and fixed charge coverage ratios, as defined. Management believes the Company is in compliance with the covenants, as amended, as of December 31, 1999 and for the year then ended. At December 31, 1999, there was $21,642 outstanding under this facility and of these borrowings $7,500 were at the Eurodollar rate. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $66,935 at December 31, 1999.

Notes Payable

The Company also has debt financing of $165,000 of 11% Senior Notes (the "Notes") which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries ("Guarantor Subsidiaries") but not of its foreign subsidiaries ("Non-Guarantor Subsidiaries") (see note 15). Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Notes are redeemable, in whole or in part, at the Company's option after April 15, 2002.

The Company's ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Notes. The Notes also include financial covenants, which are less restrictive than the covenants contained in the Revolving Credit Facility. A default under the Notes will trigger a default under the Revolving Credit Facility.

Other Debt Facilities

The Company has outstanding borrowings of $937 under one of Wallace's Puerto Rican subsidiaries' $1,000 facility (the "Facility"), expiring on May 30, 2000. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points (7.58% using the 30-day Eurodollar rate at December 31, 1999) or the bank's Prime Rate less 25 basis points (8.25% at December 31, 1999). Availability under the Facility was $63 at

                      SYRATECH CORPORATION AND SUBSIDIARIES

December 31, 1999. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 1999 was 7.77%.

Borrowings under the Facility were uncollateralized; however, the pledge of assets owned by one of the subsidiaries as collateral for other loans was prohibited. Borrowings under the Facility were guaranteed by the Company and cross-guaranteed by certain other subsidiaries.

The Company's C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 ("Overdraft Facility") which provides for borrowings of (pound)250. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1% (6.5% at December 31, 1999). The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft Facility as renewed on September 18, 1998, March 19, 1999 and March 10, 2000 is due on demand and expires on September 6, 2000. Availability under the Overdraft Facility was (pound)90 at December 31, 1999. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 1999 was 6.45%.

7. Income Taxes

The provisions (benefit) for income taxes are as follows:

                                               Year Ended December 31,
                                      -----------------------------------------
                                        1999             1998             1997
                                        ----             ----             ----
Current:
   Federal ..................         $    87          $    --          $(3,121)
   State ....................             579              489              448
   Foreign ..................             797              880              825
                                      -------          -------          -------
                                        1,463            1,369           (1,848)
                                      -------          -------          -------
Deferred:
   Federal ..................           3,198           (4,042)            (442)
   State ....................            (410)             (17)             (16)
   Foreign ..................              --               --               --
                                      -------          -------          -------
                                        2,788           (4,059)            (458)
                                      -------          -------          -------
       Total ................         $ 4,251          $(2,690)         $(2,306)
                                      =======          =======          =======

The reconciliations between the Company's effective income tax rate and the U.S. federal statutory rate are as follows:

                                                                             Year Ended December 31,
                                                              ----------------------------------------------------
                                                                   1999                1998               1997
                                                                   ----                ----               ----
Federal statutory rate ...................................           35.0%             (35.0)%            (35.0)%
State taxes, net of federal income tax benefit ...........            2.4%               1.4 %              1.2 %
Foreign income taxes (including Puerto Rico) .............            6.2%               5.1 %              2.0 %
Other ....................................................            1.4%               3.5 %              2.9 %
                                                              --------------      -------------      -------------
Effective income tax rate                                            45.0%             (25.0)%            (28.9)%
                                                              ==============      =============      =============

                      SYRATECH CORPORATION AND SUBSIDIARIES

The components of income before provision (benefit) for income taxes were comprised of the following:

                                             Year Ended December 31,
                                    -------------------------------------------
                                      1999             1998              1997
                                      ----             ----              ----
Domestic ..................         $  3,859         $(15,090)         $(11,741)
Foreign ...................            5,581            4,328             3,762
                                    --------         --------          --------
    Total .................         $  9,440         $(10,762)         $ (7,979)
                                    ========         ========          ========

Provisions have been made for taxes on the portion of the undistributed earnings of Syratech H.K. and Wallace's Puerto Rican subsidiaries, which have not been permanently invested and which are ultimately expected to be remitted to the parent company.

Wallace's Puerto Rican subsidiaries operate under grants from the Commonwealth of Puerto Rico exempting 90% of their income from taxation until December 2003. Had the Company not been eligible for the tax exemption, the net income in 1999 would have decreased by $985 and the net loss in 1998 and 1997 would have increased by approximately $1,105 and $1,685, respectively, and earnings per share would have been decreased by approximately $0.26, $0.29, and $0.32, respectively.

The tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                                              December 31,
                                                        -----------------------
                                                          1999           1998
                                                          ----           ----
  Accounts receivable ............................      $  3,803       $  2,896
  Inventory ......................................         1,576          2,389
  Reserves and accruals ..........................         1,794          1,189
  Foreign operating loss carryforwards ...........         7,353         10,305
  Other ..........................................           845            501
                                                        --------       --------
     Total .......................................        15,371         17,280
  Valuation allowance ............................        (2,184)        (1,567)
                                                        --------       --------
Net current deferred tax asset ...................      $ 13,187       $ 15,713
                                                        ========       ========

 Property, plant and equipment ...................      $(11,928)      $(14,391)
 Deferred compensation ...........................         1,021          1,139
 Foreign earnings to be remitted .................        (8,764)        (6,157)
                                                        --------       --------
Net non-current deferred tax liability ...........      $(19,671)      $(19,409)
                                                        ========       ========

The valuation allowance relates primarily to the potential unusable portion of foreign tax loss carryforwards.

                      SYRATECH CORPORATION AND SUBSIDIARIES

8. Commitments and Contingencies

The Company and its subsidiaries have various operating lease commitments for buildings and equipment. The lease agreements generally require the Company to pay insurance, real estate taxes, and maintenance and contain various renewal options. Future minimum rental payments for all noncancellable operating leases for each of the next five years and thereafter are as follows:

            2000 ..................................   $4,485
            2001 ..................................    2,208
            2002 ..................................    1,761
            2003 ..................................    1,101
            2004 ..................................      503
            Subsequent to 2004 ....................      895

Rent expense for all operating leases was approximately $3,951, $4,570 and $6,254 in 1999, 1998 and 1997, respectively.

Certain subsidiaries were contingently obligated for outstanding letters of credit, trade acceptances and similar instruments aggregating $8,722 at December 31, 1999 (Note 6). The assets of Syratech H.K. are pledged as collateral for certain of these contingent obligations.

9. Employee Benefit Plans

In 1998, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." The following information is provided in accordance with the provisions of this statement.

401(K) Savings Plans

The Company has two 401(k) savings plans. The 401(k) savings plans cover substantially all employees of its domestic and Puerto Rican subsidiaries. The 401(k) plans are subject to certain minimum age and length of employment requirements. Under the plan, the Company matches 50% of the first five hundred twenty dollars contributed and 30% thereafter, of the participants' contributions up to 6% of compensation. The Company also has a savings plan, established in 1991, covering substantially all employees of the Company's Hong Kong subsidiary. Under the Hong Kong plan, the Company contributes up to 10% of the participants' compensation. The Company contributed an aggregate of $510, $617 and $463 to all of these Plans in 1999, 1998 and 1997.

Officers Retirement Plan

The Company has employment agreements with certain officers for terms ranging from three to five years.

Agreements with five of the Company's officers provide for other retirement benefit payments. Two agreements provide that the benefit payments be based upon two percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives' retirement dates multiplied by the number of years of service. In addition, one of the agreements provides for a 100% survivor benefit for the executive's spouse. Two agreements provide for benefit payments based upon the greater of (i) $75,000 or (ii) one-half of one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives' retirement dates multiplied by the number of years of service. One agreement with an officer provides for benefit payments based upon the greater of (i) $75,000 or (ii) one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives' retirement dates multiplied by the number of years of service. Upon consummation of the Merger (Note 2), an employment agreement with an officer was amended so as to (i) change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide

                      SYRATECH CORPORATION AND SUBSIDIARIES
for a minimum base salary of $1,150 per annum, (iii) establish $1,150 as the minimum amount upon which the officer's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, an employment agreement with another officer was amended to change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term. On July 29, 1998, the Company entered into Amendment No. 1 to Mr. Florence's Amended and Restated Employment Agreement which provides, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit. The terms of the Amendment provide for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit provided that such payments are allowed under the terms of the Company's credit agreements, as amended. The amended terms did not have a material impact on the consolidated financial statements for the years ended December 31, 1998 and 1999. As of July 8, 1999, the Company entered into an additional employment agreement with an executive officer.

These agreements provide for minimum annual salaries aggregating $2,580 and certain other benefits. Pension expense is determined using assumptions at the beginning of the year. Assumptions used in determining the actuarial present value of the projected benefit obligation include a discount rate of 6.75% in 1999, 1998, and 1997, and a rate of future increases in benefit compensation of 3%.

Change in projected benefit obligation:

                                                  1999        1998        1997
                                                  ----        ----        ----
Benefit obligation at beginning of year ....    $ 3,261     $ 3,529     $ 3,612
Service cost ...............................        198         265         279
Interest cost ..............................        160         185         195
Plan Amendments ............................         --          --      (1,010)
Actuarial loss/(gain) ......................        (10)        174         453
Payments ...................................       (892)       (892)         --
                                                -------     -------     -------
Benefit obligation at end of year ..........    $ 2,717     $ 3,261     $ 3,529
                                                =======     =======     =======

Components of net periodic benefit costs:

                                                   1999        1998        1997
                                                   ----        ----        ----

Service cost for benefits earned ...........      $ 198       $ 265       $ 279
Interest cost benefit obligation ...........        160         185         195
Amortization of prior service cost .........        (34)        (34)        (33)
Amortization of loss .......................         26          37           4
                                                  -----       -----       -----
Net periodic pension cost ..................      $ 350       $ 453       $ 445
                                                  =====       =====       =====

                      SYRATECH CORPORATION AND SUBSIDIARIES

Funded status as of December 31, 1999 and 1998:

                                                               1999       1998
                                                               ----       ----
Actuarial present value of obligations:
Vested benefit obligation ................................   $ 2,479    $ 2,927
                                                             =======    =======
Projected benefit obligation .............................   $ 2,717    $ 3,261
Fair value of plan assets ................................        --         --
                                                             -------    -------
Projected benefit obligation in excess of plan assets ....     2,717      3,261
Unrecognized prior service cost ..........................       298        332
Unrecognized gain/(loss) .................................      (341)      (629)
                                                             -------    -------
Net accrued pension liability ............................   $ 2,674    $ 2,964
                                                             =======    =======

Other

The Company's C. J. Vander subsidiary also has an employee benefit plan. The Company's obligation under the plan is not material to the Company's consolidated financial position or results of operations.

10. Stockholders' Equity

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

Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred Stock for the purpose of calculating succeeding years' dividends. At December 31, 1999, $6,498 was accrued.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

A summary of stock option activity under all the Company's plans through December 31, 1997 is as follows:

                                                                        Weighted Average
                                                                         Exercise Price
                                                             Shares         Per Share
                                                            --------    ----------------
Outstanding at January 1, 1997 ........................      229,500         $14.68
Canceled ..............................................     (221,500)        $14.71
Granted ...............................................           --
Exercised .............................................       (8,000)        $13.90
                                                            --------
Outstanding at December 31, 1997 ......................           --
                                                            ========

There were no stock options granted or outstanding in 1999 or 1998.

11. Related-Party Transactions

In connection with the Merger, the Company entered into a Management Agreement with Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450. The Company paid and expensed $450 in 1999 and 1998 under this arrangement.

12. Segment Disclosures

The following is presented in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes new standards for defining and disclosing information about a company's business segments and requires a company to define its segments along its internal structure and reporting methodology. The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products. This segment generates revenue from two types of product offerings:
Tabletop and Giftware, and Seasonal. The Company has determined that it only has one reportable segment meeting the criteria established under SFAS 131 as the Company's chief operating decision maker, as defined, (determined to be the Chief Executive Officer and President) and the Board of Directors do not manage any part of the Company separately and review and evaluate only the Company's consolidated operating results. As there is only one segment, refer to Note 1 for the significant accounting policies.

The Company's operations are conducted primarily in the United States of America
(US), with only two locations representing individually more than 10% of revenues or income from operations: the US and Hong Kong. The Company also conducts operations in the United Kingdom (UK) and in other countries however; these operations are individually insignificant and have been included in "Other Foreign" below.

                      SYRATECH CORPORATION AND SUBSIDIARIES

The following presents information in accordance with SFAS No. 131:

                                                Year Ended December 31,
                                         -------------------------------------
                                            1999          1998          1997
                                            ----          ----          ----
                                                     (As Restated) (As Restated)

Product Offerings:
Net sales:
   Tabletop and Giftware .............   $ 202,563     $ 184,545     $ 182,886
   Seasonal ..........................     102,707       105,861       107,976
                                         ---------     ---------     ---------
      Total ..........................   $ 305,270     $ 290,406     $ 290,862
                                         =========     =========     =========

Geographic Location:
Net sales:
   United States .....................   $ 250,454     $ 230,762     $ 231,152
   Hong Kong .........................      48,124        55,070        54,950
   Other foreign .....................       6,692         4,574         4,760
                                         ---------     ---------     ---------
     Total ...........................   $ 305,270     $ 290,406     $ 290,862
                                         =========     =========     =========

Income (loss) from operations:
   United States .....................   $  28,355     $   8,525     $   1,491
   Hong Kong .........................       6,794         4,924         4,686
   Other foreign .....................      (1,203)         (536)         (570)
                                         ---------     ---------     ---------
     Total ...........................   $  33,946     $  12,913     $   5,607
                                         =========     =========     =========

Identifiable assets:
   United States .....................   $ 249,299     $ 268,133     $ 250,354
   Hong Kong .........................       6,108         7,867         7,039
   Other foreign .....................      11,110         9,220         8,856
                                         ---------     ---------     ---------
     Total ...........................   $ 266,517     $ 285,220     $ 266,249
                                         =========     =========     =========

13. Litigation

The Company and Leonard Florence are the defendants in a lawsuit filed by a former employee alleging certain causes of action, including but not limited to, breach of contract, tortious misrepresentation, defamation and a violation of Massachusetts General Laws ch. 93A arising out of an alleged promise to grant stock to the employee in connection with his employment. While the matter is currently in preliminary stages of discovery, the Company and Mr. Florence intend to vigorously defend the matter and have asserted certain defenses and counterclaims. While the outcome of the matter cannot be predicted, the Company does not believe that the matter will have a material adverse affect on its financial position. In addition, the Company and Mr. Florence are pursuing certain insurance coverages, although there can be no assurance as to the adequacy or sufficiency.

The Company has been named as a defendant in certain other legal actions arising from its normal business activities. The Company carries insurance against liability for certain types of risks. Although the amount of liability that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                      SYRATECH CORPORATION AND SUBSIDIARIES

14. Quarterly Results (Unaudited)

                            SUPPLEMENTARY INFORMATION
                          Quarterly Results (unaudited)

                                                                   First       Second        Third      Fourth
                                                                  Quarter      Quarter      Quarter     Quarter
                                                                 ---------    ---------    ---------   ---------
Year Ended December 31, 1999:
Net sales ....................................................   $  42,726    $  42,064    $ 112,587   $ 107,893
Gross profit .................................................      12,839       12,002       31,875      27,355
Income (loss) from operations ................................      (2,990)      (1,788)      13,507      25,217
Income (loss) before provision (benefit) for income taxes ....      (8,663)      (6,983)       7,021      18,065
Net income (loss) applicable to common stockholders ..........      (7,154)      (5,892)       4,608      11,003
Basic earnings (loss) per share:
   Net income (loss) per share ...............................   $   (1.89)   $   (1.56)   $    1.22   $    2.91
                                                                 =========    =========    =========   =========
   Weighted-average number of shares outstanding .............       3,784        3,784        3,784       3,784
                                                                 =========    =========    =========   =========
Diluted earnings (loss) per share:
   Net income (loss) per share ...............................   $   (1.89)   $   (1.56)   $    1.22   $    2.91
                                                                 =========    =========    =========   =========
   Weighted-average number of shares outstanding .............       3,784        3,784        3,784       3,784
   Effect of dilutive stock options ..........................          --           --           --          --
                                                                 ---------    ---------    ---------   ---------
   Adjusted weighted-average number of shares outstanding ....       3,784        3,784        3,784       3,784
                                                                 =========    =========    =========   =========

Year Ended December 31, 1998 (1):
Net sales ....................................................   $  37,758    $  42,248    $ 104,617   $ 105,783
Gross profit .................................................      11,015       12,082       29,028      25,313
Income (loss) from operations ................................      (4,116)      (2,045)      13,169       5,905
Income (loss) before provision (benefit) for income taxes ....      (9,097)      (7,788)       6,831        (708)
Net income (loss) applicable to common stockholders ..........      (7,136)      (6,194)       4,336      (1,422)
Basic earnings (loss) per share:
   Net income (loss) per share ...............................   $   (1.89)   $   (1.64)   $    1.15   $   (0.37)
                                                                 =========    =========    =========   =========
   Weighted-average number of shares outstanding .............       3,784        3,784        3,784       3,784
                                                                 =========    =========    =========   =========
Diluted earnings (loss) per share:
   Net income (loss) per share ...............................   $   (1.89)   $   (1.64)   $    1.15   $   (0.38)
                                                                 =========    =========    =========   =========
   Weighted-average number of shares outstanding .............       3,784        3,784        3,784       3,784
   Effect of dilutive stock options ..........................          --           --           --          --
                                                                 ---------    ---------    ---------   ---------
   Adjusted weighted-average number of shares outstanding ....       3,784        3,784        3,784       3,784
                                                                 =========    =========    =========   =========

(1) Restated see note 4.

During the fourth quarter of 1999, the Company adjusted the income tax rate to 45% for the full year, which is higher than the estimated effective income tax rate of 25% recorded through September 30, 1999. The increased income tax rate reflects the impact from the gain recorded from the sale of the Company's primary east coast warehouse (See Note 3).

During the fourth quarter of 1998, the Company recorded an impairment of long lived assets of $5,170 (See Note 3), adjusted the tax benefit rate to 25% for the full year, slightly lower than the estimated effective income tax rate of 28% recorded through the nine months ended September 30, 1998.

                      SYRATECH CORPORATION AND SUBSIDIARIES

15. Supplemental Condensed Consolidating Financial Statements

The following supplemental condensed consolidating financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries (Note 6), and the Non-Guarantor Subsidiaries (Note 6). Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1999

                                                       Issuer/                     Non
                                                     Guarantor     Guarantor    Guarantor
                                                       Parent    Subsidiaries Subsidiaries Eliminations  Consolidated
                                                      ---------  ------------ ------------ -----------   ------------
ASSETS
Current assets:
   Cash and equivalents ...........................                $     587    $     864                 $   1,451
   Accounts receivable, net .......................                   64,087        5,180                    69,267
   Inventories ....................................                   88,181        5,874    $      41       94,096
   Deferred income taxes ..........................   $   5,399        7,788                                 13,187
   Prepaid expenses and other .....................         113        2,319          841                     3,273
                                                      ---------    ---------    ---------    ---------    ---------
       Total current assets .......................       5,512      162,962       12,759           41      181,274

Property, plant and equipment, net ................                   68,073        3,664          (48)      71,689
Purchase price in excess of net assets acquired ...                    6,308                                  6,308
Other assets, net .................................       7,117          129                                  7,246
Investment ........................................      49,665                                (49,665)
                                                      ---------    ---------    ---------    ---------    ---------
       Total ......................................   $  62,294    $ 237,472    $  16,423    $ (49,672)   $ 266,517
                                                      =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ....   $            $  22,579    $      90                 $  22,669
   Accounts payable ...............................                    7,259        4,414                    11,673
   Accrued expenses ...............................          37       11,337          323                    11,697
   Accrued interest ...............................       3,832          167                                  3,999
   Accrued compensation ...........................                    2,726          286                     3,012
   Accrued advertising ............................                    3,569                                  3,569
   Income taxes payable ...........................     (10,644)      11,284          570    $       6        1,216
                                                      ---------    ---------    ---------    ---------    ---------
       Total current liabilities ..................      (6,775)      58,921        5,683            6       57,835
Long-term debt ....................................     165,000                                             165,000
Deferred income taxes .............................       8,764       10,907                                 19,671
Pension liability .................................                    2,674                                  2,674
Intercompany (receivable) payable .................     (25,545)      42,800      (17,255)          --
Commitments and contingencies
Stockholders' equity ..............................     (79,150)     122,170       27,995      (49,678)      21,337
                                                      ---------    ---------    ---------    ---------    ---------
       Total ......................................   $  62,294    $ 237,472    $  16,423    $ (49,672)   $ 266,517
                                                      =========    =========    =========    =========    =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1998
                                  (As Restated)

                                                       Issuer/                    Non
                                                      Guarantor    Guarantor   Guarantor
                                                       Parent    Subsidiaries Subsidiaries Eliminations  Consolidated
                                                      ---------  ------------ ------------ ------------  ------------
ASSETS
Current assets:
   Cash and equivalents ...........................                $   7,496    $   1,513                 $   9,009
   Accounts receivable, net .......................                   65,260        4,868                    70,128
   Inventories ....................................                   82,336        5,234    $      41       87,611
   Deferred income taxes ..........................   $   9,009        6,704                                 15,713
   Prepaid expenses and other .....................         113        1,089          471                     1,673
   Properties held for sale .......................                    1,838          454                     2,292
                                                      ---------    ---------    ---------    ---------    ---------
       Total current assets .......................       9,122      164,723       12,540           41      186,426

Property, plant and equipment, net ................                   79,908        3,753          (50)      83,611
Purchase price in excess of net assets acquired ...                    6,549                                  6,549
Other assets, net .................................       8,457          177                                  8,634
Investment ........................................     179,442                               (179,442)
                                                      ---------    ---------    ---------    ---------    ---------
       Total ......................................   $ 197,021    $ 251,357    $  16,293    $(179,451)   $ 285,220
                                                      =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ....   $            $  45,837    $     358    $       6    $  46,201
   Accounts payable ...............................                   11,509        2,374                    13,883
   Accrued expenses ...............................          38       10,288          476                    10,802
   Accrued interest ...............................       3,832          276                                  4,108
   Accrued compensation ...........................                    2,502          342                     2,844
   Accrued advertising ............................                    3,053                                  3,053
   Income taxes payable ...........................         198         (198)         418                       418
                                                      ---------    ---------    ---------    ---------    ---------
       Total current liabilities ..................       4,068       73,267        3,968            6       81,309
Long-term debt ....................................     165,000                                             165,000
Deferred income taxes .............................       6,157       13,252                                 19,409
Pension liability .................................                    2,964                                  2,964
Intercompany (receivable) payable .................     (30,589)      43,224      (11,274)      (1,361)
Commitments and contingencies
Stockholders' equity ..............................      52,385      118,650       23,599     (178,096)      16,538
                                                      ---------    ---------    ---------    ---------    ---------
       Total ......................................   $ 197,021    $ 251,357    $  16,293    $(179,451)   $ 285,220
                                                      =========    =========    =========    =========    =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                                      Issuer/                     Non
                                                                     Guarantor    Guarantor    Guarantor
                                                                      Parent    Subsidiaries Subsidiaries Eliminations  Consolidated
                                                                     ---------    ---------    ---------    ---------    ---------
Net sales ........................................................   $            $ 250,550    $  94,864    $ (40,144)   $ 305,270
Cost of sales ....................................................                  186,145       75,198      (40,144)     221,199
                                                                     ---------    ---------    ---------    ---------    ---------

     Gross profit ................................................                   64,405       19,666           --       84,071

Selling, general and administrative expenses .....................         450       54,541       14,119          (31)      69,079
Asset dispositions, impairment of long-lived assets and
   restructuring costs ...........................................                  (15,552)         (44)                  (15,596)
Other operating income ...........................................                   (3,358)                                (3,358)
                                                                     ---------    ---------    ---------    ---------    ---------

     Income (loss) from operations ...............................        (450)      28,774        5,591           31       33,946

Interest expense .................................................     (19,573)      (5,019)         (51)                  (24,643)
Interest income ..................................................                       96           41                       137
Dividend income ..................................................      14,390           --                   (14,390)
                                                                     ---------    ---------    ---------    ---------    ---------

     Income (loss) before provision (benefit) for income taxes ...      (5,633)      23,851        5,581      (14,359)       9,440

Provision (benefit) for income taxes .............................      (4,625)       8,080          796                     4,251
                                                                     ---------    ---------    ---------    ---------    ---------

     Net income (loss) ...........................................      (1,008)      15,771        4,785      (14,359)       5,189

Preferred stock dividends accrued ................................       2,624                                               2,624
                                                                     ---------    ---------    ---------    ---------    ---------

     Net income (loss) applicable to common stockholders .........   $  (3,632)   $  15,771    $   4,785    $ (14,359)   $   2,565
                                                                     =========    =========    =========    =========    =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                  (As Restated)

                                                                      Issuer/                     Non
                                                                     Guarantor    Guarantor    Guarantor
                                                                      Parent    Subsidiaries Subsidiaries Eliminations  Consolidated
                                                                     ---------    ---------    ---------    ---------    ---------
Net sales ........................................................   $            $ 230,782    $  91,234    $ (31,610)   $ 290,406
Cost of sales ....................................................                  173,373       71,205      (31,610)     212,968
                                                                     ---------    ---------    ---------    ---------    ---------

     Gross profit ................................................                   57,409       20,029           --       77,438

Selling, general and administrative expenses .....................         450       49,304       15,406         (143)      65,017
Asset dispositions and impairment of long-lived assets ...........                    4,935          235                     5,170
Other operating income ...........................................                   (5,662)                                (5,662)
                                                                     ---------    ---------    ---------    ---------    ---------

     Income (loss) from operations ...............................        (450)       8,832        4,388          143       12,913

Interest expense .................................................     (19,569)      (4,048)         (92)                  (23,709)
Interest income ..................................................           1            1           32                        34
Other income .....................................................                       --                                     --
                                                                     ---------    ---------    ---------    ---------    ---------

     Income (loss) before provision (benefit) for income taxes ...     (20,018)       4,785        4,328          143      (10,762)

Provision (benefit) for income taxes .............................      (4,850)       1,280          880                    (2,690)
                                                                     ---------    ---------    ---------    ---------    ---------

     Net income (loss) ...........................................     (15,168)       3,505        3,448          143       (8,072)

Preferred stock dividends accrued ................................       2,344                                               2,344
                                                                     ---------    ---------    ---------    ---------    ---------

     Net income (loss) applicable to common stockholders .........   $ (17,512)   $   3,505    $   3,448    $     143    $ (10,416)
                                                                     =========    =========    =========    =========    =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       YEAR ENDED ENDED DECEMBER 31, 1997
                                  (As Restated)

                                                                 Issuer/                       Non
                                                               Guarantor      Guarantor     Guarantor
                                                                 Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                               ----------    ----------    ----------    ----------    ----------
Net sales ..................................................                 $  231,160    $   89,903    $  (30,201)   $  290,862
Cost of sales ..............................................                    175,433        69,651       (30,203)      214,881
                                                               ----------    ----------    ----------    ----------    ----------

     Gross profit ..........................................                     55,727        20,252             2        75,981

Selling, general and administrative expenses ...............   $    3,719        53,040        16,136          (155)       72,740
Other operating income .....................................                     (2,366)                                   (2,366)
                                                               ----------    ----------    ----------    ----------    ----------

     Income from operations ................................       (3,719)        5,053         4,116           157         5,607

Interest expense ...........................................      (13,864)       (2,119)          (44)                    (16,027)
Interest income ............................................                        208            49                         257
Other income ...............................................                      2,184                                     2,184
                                                               ----------    ----------    ----------    ----------    ----------

     Income before provision for income taxes ..............      (17,583)        5,326         4,121           157        (7,979)

Provision for income taxes .................................       (6,565)        3,434           825                      (2,306)
                                                               ----------    ----------    ----------    ----------    ----------

     Net income (loss) .....................................      (11,018)        1,892         3,296           157        (5,673)

Preferred stock dividends accrued ..........................        1,530                                                   1,530
                                                               ----------    ----------    ----------    ----------    ----------

     Net income (loss) applicable to common stockholders ...   $  (12,548)   $    1,892    $    3,296    $      157    $   (7,203)
                                                               ==========    ==========    ==========    ==========    ==========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                                  Issuer/                      Non
                                                                 Guarantor     Guarantor    Guarantor
                                                                  Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                ----------    ----------    ----------    ----------    ----------
Cash flows from operating activities:
Net income (loss) ...........................................   $   (1,008)   $   15,771    $    4,785    $  (14,359)   $    5,189
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization ............................        1,422         6,527           633                       8,582
   Deferred income taxes ....................................        6,217        (3,429)                                    2,788
   Pension liability ........................................                       (291)                                     (291)
   Impairment of long-lived assets
      and other asset dispositions ..........................                      1,791           (44)                      1,747
   Dividend income ..........................................      (14,390)                                   14,390
   Gain on sale of property .................................                    (17,988)                                  (17,988)
   (Gain) loss on disposal of assets and other ..............                        (32)           10                         (22)
   Increase (decrease) in assets and liabilities:
       Accounts receivable ..................................                        746          (312)                        434
       Inventories ..........................................                     (6,851)         (640)                     (7,491)
       Prepaid expenses and other ...........................                     (1,259)         (370)                     (1,629)
       Accounts payable and accrued expenses ................                     (3,808)        1,832                      (1,976)
       Income taxes payable .................................      (10,842)       11,488           152                         798
       Intercompany account .................................       18,684       (12,998)       (5,655)          (31)
                                                                ----------    ----------    ----------    ----------    ----------
Net cash provided by (used in) operating activities .........           83       (10,333)          391                      (9,859)
                                                                ----------    ----------    ----------    ----------    ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment ................                     (5,551)         (968)                     (6,519)
  Proceeds from disposal of assets ..........................                     32,089           502                      32,591
  Other .....................................................          (83)          150                                        67
                                                                ----------    ----------    ----------    ----------    ----------
Net cash provided by (used in) investing activities .........          (83)       26,688          (466)           --        26,139
                                                                ----------    ----------    ----------    ----------    ----------

Cash flows from financing activities:
  Change in revolving loan facilities .......................                    (23,264)         (268)                    (23,532)
  Other .....................................................
                                                                ----------    ----------    ----------    ----------    ----------
Net cash provided by (used in) financing activities .........                    (23,264)         (268)                    (23,532)
                                                                ----------    ----------    ----------    ----------    ----------
  Effect of exchange rate changes on cash and equivalents ...                                     (306)                       (306)
                                                                ----------    ----------    ----------    ----------    ----------

Net decrease in cash and equivalents ........................                     (6,909)         (649)                     (7,558)

Cash and equivalents, beginning of year .....................                      7,496         1,513                       9,009
                                                                ----------    ----------    ----------    ----------    ----------
Cash and equivalents, end of year ...........................   $       --    $      587    $      864    $       --    $    1,451
                                                                ==========    ==========    ==========    ==========    ==========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                  (As Restated)

                                                                  Issuer/                      Non
                                                                 Guarantor    Guarantor     Guarantor
                                                                  Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                ----------    ----------    ----------    ----------    ----------
Cash flows from operating activities:
Net income (loss) ...........................................   $  (15,168)   $    3,505    $    3,448    $      143    $   (8,072)
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization ............................        1,419         5,930           508                       7,857
   Deferred income taxes ....................................       (1,869)       (2,036)         (154)                     (4,059)
   Pension liability ........................................                       (171)                                     (171)
   Impairment of long-lived assets
      and other asset dispositions ..........................                      4,935           235                       5,170
   (Gain) loss on disposal of assets and other ..............                                       42                          42
   Increase (decrease) in assets and liabilities:
       Accounts receivable ..................................                     (3,893)       (2,342)                     (6,235)
       Inventories ..........................................                     (2,519)         (480)                     (2,999)
       Prepaid expenses and other ...........................         (113)          836            (4)                        719
       Accounts payable and accrued expenses ................         (645)         (818)        1,117                        (346)
       Income taxes payable .................................      (15,735)       15,657           496                         418
       Intercompany account .................................       32,449       (28,889)       (3,417)         (143)
                                                                ----------    ----------    ----------    ----------    ----------
Net cash (used in) provided by operating activities .........          338        (7,463)         (551)                     (7,676)
                                                                ----------    ----------    ----------    ----------    ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment ................                    (12,645)         (521)                    (13,166)
  Other .....................................................                        212           (17)                        195
                                                                ----------    ----------    ----------    ----------    ----------
Net cash used in investing activities .......................                    (12,433)         (538)                    (12,971)
                                                                ----------    ----------    ----------    ----------    ----------

Cash flows from financing activities:
  Change in revolving loan facilities .......................                     27,301                                    27,301
  Other .....................................................         (356)                                                   (356)
                                                                ----------    ----------    ----------    ----------    ----------
Net cash provided by (used in) financing activities .........         (356)       27,301                                    26,945
                                                                ----------    ----------    ----------    ----------    ----------
  Effect of exchange rate changes on cash and equivalents ...                                     (270)                       (270)
                                                                ----------    ----------    ----------    ----------    ----------

Net increase (decrease) in cash and equivalents .............          (18)        7,405        (1,359)                      6,028

Cash and equivalents, beginning of year .....................           18            91         2,872                       2,981
                                                                ----------    ----------    ----------    ----------    ----------
Cash and equivalents, end of year ...........................   $       --    $    7,496    $    1,513    $       --    $    9,009
                                                                ==========    ==========    ==========    ==========    ==========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                  (As Restated)

                                                                Issuer/                      Non
                                                               Guarantor     Guarantor    Guarantor
                                                                Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                              ----------    ----------    ----------    ----------    ----------
Cash flows from operating activities:
Net income (loss) .........................................   $  (11,018)   $    1,892    $    3,296    $      157    $   (5,673)
 Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization ..........................        1,008         4,781           410                       6,199
   Deferred income taxes ..................................       (2,549)        2,091                                      (458)
   Pension liability ......................................                       (152)                                     (152)
   Compensation related to stock options ..................          209                                                     209
   Other long-term liability ..............................                       (207)                                     (207)
   Gain or (loss) on disposal of assets and other .........                         50                                        50
    Increase (decrease) in assets and liabilities,
     net of effect of businesses acquired:
       Accounts receivable ................................                     (4,648)          775                      (3,873)
       Inventories ........................................                     (3,851)          426                      (3,425)
       Prepaid expenses and other .........................                        578           148                         726
       Other assets .......................................      (10,800)                                                (10,800)
       Accounts payable and accrued expenses ..............        3,455         2,888          (607)                      5,736
       Income taxes payable ...............................       (3,974)        3,720          (676)                       (930)
       Intercompany account ...............................         (175)        2,378        (2,046)         (157)
                                                              ----------    ----------    ----------    ----------    ----------
Net cash (used in) provided by operating activities .......      (23,844)        9,520         1,726            --       (12,598)
                                                              ----------    ----------    ----------    ----------    ----------

 Cash flows from investing activities:
  Purchases of property, plant and equipment ..............                    (21,909)       (2,552)                    (24,461)
  Other ...................................................                        124                                       124
                                                              ----------    ----------    ----------    ----------    ----------
Net cash (used in) investing activities ...................           --       (21,785)       (2,552)           --       (24,337)
                                                              ----------    ----------    ----------    ----------    ----------

Cash flows from financing activities:
  Change in revolving loan facilities .....................                     12,232            32                      12,264
  Proceeds from borrowings ................................      165,000                                                 165,000
   Proceeds from sale of preferred stock ..................       18,000                                                  18,000
   Proceeds from sale of common stock .....................       75,993                                                  75,993
   Purchase of common stock for retirement (including
    related costs of $11,555) .............................     (235,243)                                               (235,243)
   Exercise of stock options ..............................           91                                                      91
   Deferred financing costs and other .....................            3           (22)                                      (19)
                                                              ----------    ----------    ----------    ----------    ----------
Net cash provided by (used in) financing activities .......       23,844        12,210            32            --        36,086
                                                              ----------    ----------    ----------    ----------    ----------
Effect of exchange rate changes on cash and equivalents ...                                      225                         225
                                                              ----------    ----------    ----------    ----------    ----------

Net increase (decrease) in cash and equivalents ...........           --           (55)         (569)           --          (624)

Cash and equivalents, beginning of year ...................           18           146         3,441                       3,605
                                                              ----------    ----------    ----------    ----------    ----------
Cash and equivalents, end of year .........................   $       18    $       91    $    2,872    $       --    $    2,981
                                                              ==========    ==========    ==========    ==========    ==========

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable

                                    PART III

ITEM 10. Directors and Executive Officers Of The Registrant

       Name                Age    Principal Occupation                                              Since
       ----                ---    --------------------                                              -----
Leonard Florence            68    Chairman of the Board, Chief Executive Officer                     1986
                                  and President of the Company
E Merle Randolph            67    Executive Vice President, International Manufacturing, Director    1989
Michael S. Krause           59    Executive Vice President and Chief Operating Officer                 -
Ami A. Trauber              60    Executive Vice President of Finance, Administration,                 -
                                  Strategic Planning and Chief Financial Officer and
                                  Treasurer
Melvin L. Levine            68    Vice President of Purchasing of the Company, Director              1989
Alan R. Kanter              47    Vice President of Sales of the Company, Director                   1997
Faye A. Florence            43    Vice President and General Counsel; Secretary of the                 -
                                  Company
David V. Harkins            59    Director                                                           1997
Thomas M. Hagerty           37    Director                                                           1997
Scott A. Schoen             41    Director                                                           1997
Kent R. Weldon              32    Director                                                           1997

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

E. Merle Randolph has held the position of Executive Vice President, International Manufacturing since 1998. Prior thereto he had been Vice President, Chief Financial Officer and Treasurer of the Company since September 1986. He became a Director of the Company in May 1989. Mr. Randolph is also an officer of certain of the Company's subsidiaries. For 17 years prior to joining the Company, Mr. Randolph was employed in various financial positions by Rockwell International Corporation.

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

Ami A. Trauber was appointed Executive Vice President of Finance, Administration, Strategic Planning and Chief Financial Officer and Treasurer in February, 1998. Prior thereto Mr. Trauber served as acting Chief Financial Officer at Visual Edge Systems, Inc. and served as President, Chief Operating Officer, Director and Part Owner of Ed's West, Inc. He served as Corporate Vice President Finance and Control at Harcourt General, Inc. from 1978-1990.

Melvin L. Levine has been a Vice President of the Company and certain of its subsidiaries since September 1986. Mr. Levine has been an executive in the tabletop and giftware products industry for more than 40 years. He became a director of the Company in May 1989. Mr. Levine is also an officer and director of certain of the Company's subsidiaries.

Alan R. Kanter has been a Vice President of the Company and a subsidiary of the Company since September 1986. He became a director of the Company in April 1997. Mr. Kanter has been employed in the tabletop and giftware industry for more than 20 years.

Faye A. Florence, an attorney, has been Vice President and General Counsel of the Company since June 1987 and Secretary since August 1987. Ms. Florence is also an officer of certain of the Company's subsidiaries. Ms. Florence is the daughter of Leonard Florence.

David V. Harkins, is the Senior Managing Director, Thomas H. Lee Company. Mr. Harkins has been associated with the Thomas H. Lee Company since its founding in 1975. In addition, he has over 30 years experience in the investment and venture capital industries with the John Hancock Mutual Life Insurance Company, where he began his career, as well as TA Associates and Massachusetts Capital Corporation. Mr. Harkins also founded National Dentex Corporation and serves as Chairman of the Board. He is currently a Director of Conseco, Inc., Cott Corporation, First Security Services, Corp., Fisher Scientific International, Inc., Freedom Securities Corporation, Metris Companies. Inc., and Stanley Furniture Company, Inc.

Thomas M. Hagerty, Managing Director joined the Thomas H. Lee Company in 1988. Prior to joining the Firm, Mr. Hagerty was in the Mergers and Acquisitions Department of Morgan Stanley & Co. Incorporated. Mr. Hagerty is a director of Cott Corporation, ARC Holdings LLC, Freedom Securities Corporation, and Metris Companies, Inc.

Scott A. Schoen, Managing Director joined the Thomas H. Lee Company in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a Director of ARC Holdings LLC, Rayovac Corporation, TransWestern Publishing, United Industries Corporation and Wyndham International, Inc.

Kent R. Weldon, Vice President joined the Thomas H. Lee Company, in 1991. From 1989 to 1991, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Weldon is a director of Fisher Scientific International, Inc., and MJD Communications, Inc.

Meetings Of The Board Of Directors

The Board of Directors consists of Leonard Florence, E. Merle Randolph, Melvin
L. Levine, Alan R. Kanter, David V. Harkins, Thomas M. Hagerty, Scott A. Schoen, and Kent R. Weldon. The Chairman of the Board is Leonard Florence. The Board of Directors held a meeting on February 24, 1998 to replace those committees as constituted prior to the Merger. The reconstituted committees include an Audit Committee and a Compensation and Stock Option Committee.

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

ITEM 11. Executive Compensation

The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers during the fiscal years ended December 31, 1999, 1998 and 1997 for services rendered in all capacities to the Company and its subsidiaries.

                           Summary Compensation Table

                                                           Annual Compensation (1)
                                                           -----------------------    All Other
                                                Fiscal       Salary        Bonus    Compensation
Name and Principal Position                      Year          $             $          $ (2)
                                              ----------   ----------   ----------  ------------
Leonard Florence ...........................  12/31/1999   $1,150,000   $       --   $  181,310
Chairman of the Board, President              12/31/1998   $1,150,000   $       --   $   19,496
and Chief Executive Officer                   12/31/1997   $1,150,000   $       --   $   19,717

Melvin L. Levine ...........................  12/31/1999   $  390,000   $   55,000   $    3,104
Vice President of Purchasing                  12/31/1998   $  350,000   $       --   $    3,104
                                              12/31/1997   $  350,000   $       --   $  151,550

Alan R. Kanter .............................  12/31/1999   $  390,000   $   55,000   $    3,104
Vice President of Sales                       12/31/1998   $  350,000   $       --   $    3,104
                                              12/31/1997   $  350,000   $       --   $  151,550

Ami A. Trauber (3) .........................  12/31/1999   $  355,000   $   50,000   $    2,433
Executive Vice President of Finance,          12/31/1998   $  302,500   $       --   $   34,771
Administation, Strategic Planning and         12/31/1997          N/A          N/A          N/A
Chief Financial Officer and Corporate
Treasurer

E. Merle Randolph ..........................  12/31/1999   $  325,000   $   25,000   $    3,104
Executive Vice President, International       12/31/1998   $  325,000   $       --   $    3,104
Manufacturing                                 12/31/1997   $  325,000   $       --   $   92,070

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

(2) During the year ended December 31, 1999 a life insurance policy with benefits payable to both Leonard Florence and the Company was cancelled and the Company's interest in such benefits totaling $177,206 was transferred to Mr. Florence. The estimated dollar value benefit of insurance premiums paid by the Company with respect to this policy for the years ended December 31, 1998 and 1997 was $16,392 and $16,867, respectively. On December 31, 1996, Messrs. Levine, Kanter and Randolph entered into an agreement with Leonard Florence, the Company, and THL Transaction I Corp., whereby they received 24,356 shares of Syratech Common Stock valued at $779,392 and lump sum cash payments totaling $538,278 for reimbursement of income taxes pursuant to a transfer of 73,068 shares of Syratech Common Stock by Leonard Florence to the Company. See Note 10 to the Company's Consolidated Financial Statements. Stock options granted under the 1986 and 1993 Stock Plans outstanding at April 16, 1997, the date of the Merger between the Company and THL I, were cancelled pursuant to the Merger Agreement in exchange for compensation equal to the excess of $32 over the option exercise price. Messrs. Levine, Randolph, and Kanter received compensation related to such option cancellations of $148,700, $89,220, and $148,700, respectively, during 1997. All other amounts represent contributions made by the Company to the accounts of Messrs. Florence, Levine, Kanter and Randolph pursuant to the Company's 401(k) Plan.

(3) Ami A. Trauber was appointed Executive Vice President of Finance, Administration, Strategic Planning and Chief Financial Officer and Corporate Treasurer on January 26, 1998. Amounts shown as salary represent compensation for the period beginning February 1, 1998 to December 31, 1998. Included in the column designated caption "All Other Compensation" is $32,400 for consulting services for the period January 1 to January 31, 1998. All other amounts represent contributions made by the Company to Mr. Trauber's account pursuant to the Company's 401(k) Plan. Amounts for 1997 are not applicable (N/A).

Stock Option Grants

The Company does not currently have a stock option plan, therefore there were no grants of stock options to any of the named executive officers during the fiscal year 1999. The Company does not grant stock appreciation rights ("SARs") of any kind.

Option Exercises/Value Of Unexercised Options

The Company does not currently have a stock option plan, therefore no stock options were exercised during fiscal year 1999 and there are no unexercised options at December 31, 1999.

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

The Committee has the authority over the issuance of stock options or the grant of awards under any stock option, stock bonus or other stock based compensation and/or incentive plans for officers and/or employees of the Company. The Company does not currently have any such plans in place.

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

The Company was a party to employment agreements with certain of the named executive officers during fiscal year 1999. Such agreements were approved by both the Committee and the Board of Directors of the Company in August 1991 and fixed the minimum salary levels of such officers. Employment agreements with two of its officers, including the Chief Executive Officer were amended in August, 1995 reflecting changes to the annual retirement benefits to be received. Additionally, the employment agreements with Messrs. Randolph and Kanter were amended in July 1996, to provide, and during the same month Faye A. Florence and the Company entered into a Retirement Benefit Agreement that provides for certain retirement benefits to be received. Further, an employment agreement was entered into as of July, 1998 with an additional officer.

Upon consummation of the Merger (See Note 2 to the Company's consolidated financial statements), an employment agreement with an officer was amended so as to (i) change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide for a minimum base salary of $1,150 per annum, (iii) establish $1,150 as the minimum amount upon which the officer's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, an employment agreement with another officer was amended to change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term.

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

Employment Agreements

Effective August 16, 1991, the Company entered into an employment agreement with Leonard Florence (the "Florence Employment Agreement") providing for the employment of Mr. Florence as Chief Executive Officer of the Company. The Florence Employment Agreement provided that the Company may, at its discretion, but without any obligation, increase Mr. Florence's base salary during the term of full-time employment. Once the base salary shall have been increased, it shall not thereafter be decreased without his written consent. The Florence Employment Agreement obligates Mr. Florence to provide certain advisory services to the Company during the five-year period following the term of Mr. Florence's full-time employment (the "Advisory Period") and provides for Mr. Florence to receive annual compensation during the Advisory Period in an amount equal to not less than 25% of his base salary during the final year of his full-time employment. During the period of his full-time employment and the Advisory Period, Mr. Florence is prohibited from engaging in any business that is competitive with any line of business in which the Company is engaged that contributes three percent or more of the gross revenues of the Company. The Florence Employment Agreement also provides for payment to Mr. Florence of a retirement benefit. Upon the consummation of the Merger, the Florence Employment Agreement ("the Amended and Restated Agreement" was amended so as to (i) change his term of full-time employment from a rolling-five-year term to a fixed five-year term, (ii) provide for a minimum base compensation of $1.15 million per annum, (iii) establish $1.15 million as the minimum amount upon which his retirement benefit (and survivors benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that are accorded to him informally under his prior arrangement with the Company. Under Section 162(m) of the Internal Revenue Code, so much of the compensation paid to Mr. Florence as exceeds $1 million annually may not be deductible by the Company for federal income tax purposes. On July 29, 1998, the Company entered into Amendment No. 1 ("the Amendment") to Mr. Florence's Amended and Restated Employment Agreement which provides, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit. The terms of the Amendment established fixed payment amounts and provided for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit.

The Company entered into a similar employment agreement, also effective as of August 16, 1991, with Melvin L. Levine, Vice President of Purchasing of the Company, except in Mr. Levine's case the base salary was $0.225 million for the year ended December 31, 1992. Mr. Levine's current base salary is $0.390 million per annum. As of May 1995 the Employment Agreement with Mr. Levine was amended with respect to the computation and payment of the retirement benefit. Specifically, the amendments provided for annual retirement benefit payments in amounts equal to 2% of their respective average total compensation (i.e., base salary and bonus compensation) in the three years preceding attainment by the relevant executive of age sixty-five or termination of such executive's full time employment, whichever occurs later, multiplied by the number of years of such executive's employment by the Company. Upon the consummation of the Merger, the Employment Agreement with Melvin L. Levine was further amended, to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

The Employment Agreement with Mr. Levine, as amended, provides for retirement benefit payments determined and payable in accordance with the agreements. The following table shows the estimated annual benefits payable to Mr. Levine upon retirement based upon various compensation levels and years of service.

                               PENSION PLAN TABLE

                                         Years of Service
                        -----------------------------------------------------
REMUNERATION               10                   15                      20
------------               --                   --                      --
  400,000                80,000               120,000                 160,000
  500,000               100,000               150,000                 200,000
  600,000               120,000               180,000                 240,000

Mr. Levine has completed 13 years of credited service. Retirement benefits under the employment agreements are computed on the basis of a straight-life annuity and are not reduced by the benefits received under Social Security, but would be reduced by any benefits received under any Company funded pension plan that hereafter may be adopted.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of Syratech Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock,
(ii) by each director, and (iii) by all officers and directors as a group, as of January 15, 2000. Except as otherwise indicated, all persons listed below have
(i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                          Shares of
                                                        Common Stock
                                                        Beneficially
                                                            Owned     Percentage
                                                        ------------  ----------
Name
Leonard Florence (a) ..................................     362,850      9.6%
E. Merle Randolph .....................................      33,999        *
Melvin L. Levine ......................................      44,256      1.2%
Alan R. Kanter ........................................      51,356      1.4%
Faye A. Florence ......................................       3,527        *
Ami A. Trauber ........................................           0        *
Michael S. Krause .....................................           0        *
David V. Harkins (b) ..................................   2,210,788     58.4%
Scott A. Schoen (b) ...................................   2,205,936     58.3%
Thomas M. Hagerty (b) .................................   2,204,316     58.3%
Kent R. Weldon (b) ....................................   2,197,431     58.1%
Officers and Directors as a group (11 persons) ........   2,196,216     58.0%
Thomas H. Lee Company Affiliates (c) ..................   2,728,241     72.1%
CMS Companies Inc. Affiliates (d) .....................     255,678      6.8%

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

      (a)   Exhibits:

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

10.26 Amendment No. 2, dated as of December 31, 1997, to Loan and Security Agreement, dated as of April 16, 1997. Incorporated by reference from Exhibit 10.26 from 10-K dated March 31, 1998

10.27 Amendment No. 3 dated as of January 26, 1998 to Employment Agreement dated as of August 16, 1991 between E. Merle Randolph and the Company. Incorporated by reference from Exhibit 10.27 from 10-K dated March 31, 1998.

10.28 Purchase and Sale Agreement dated as of January 28, 1998 by and among The Claremont Company, Inc. and Faye A. Florence, Leonard Florence and E. Merle Randolph, Trustees of 175 Amlegion Realty Trust. Incorporated by reference from Exhibit 10.28 from 10-K dated March 31, 1998.

10.29 Escrow Agreement dated January 28, 1998 by and among Faye A. Florence, Leonard Florence and E. Merle Randolph, Trustees of 175 Amlegion Realty Trust and The Claremont Company and Hutchins, Wheeler & Dittmar, A Professional Corporation. Incorporated by reference from Exhibit 10.29 From 10-K dated March 31, 1998.

10.30 Agreement between Rauch Industries, Inc. and Guy Yocom Construction, Inc., dated July 31, 1997. Incorporated by reference from Exhibit
            10.30 from 10-K dated March 31, 1998.

10.31 Agreement between Rauch Industries, Inc. and C.A.S. Construction Inc., dated August 25, 1997. Incorporated by reference from Exhibit
            10.31 from 10-K dated March 31, 1998.

10.32 Varco-Pruden Purchase Order dated June 16, 1997. Incorporated by reference from Exhibit 10.32 from 10-K dated March 31, 1998.

10.33 Amendment No. 3, dated as of March 30, 1998, to Loan and Security Agreement, dated as of April 16, 1997. Incorporated by reference from Exhibit 10.33 from 10-K dated March 31, 1998.

10.34 Amendment No. 4, dated as of March 26, 1999, to Loan and Security Agreement, dated as of April 16, 1997. Incorporated by reference from Exhibit 10.34 from 10-K dated March 31, 1999.

10.35 Advice of Borrowing Terms between C. J. Vander Ltd. And Nat West Bank P.L.C., dated March 19, 1999. Incorporated by reference from
            Exhibit 10.35 from 10-K dated March 31, 1999.

10.36 Advice of Borrowing Terms between C. J. Vander Ltd. And Nat West Bank P.L.C., dated August 5, 1999. Incorporated by reference from
            Exhibit 10.2 from 10-Q dated June 30, 1999.

10.37 Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated June 1, 1999. Incorporated by reference from
            Exhibit 10.1 from 10-Q dated June 30, 1999.

10.38 Employment Agreement dated as of July 8, 1999 between Ami A. Trauber and the Company. Incorporated by reference from Exhibit 10.3 from 10-Q dated June 30, 1999.

10.39 Lyme Properties LLC. Incorporated by reference from Exhibit 10.2 from 10-Q dated September 30, 1999.

10.40 Advice of Borrowing Terms between C.J. Vander Ltd/International Silver Company Ltd and Nat West P.L.C., dated March 10, 2000.

10.41 Letter Agreement dated as of December 31, 1998 between Farberware Inc. Excel Importing Corp. Incorporated by reference from Exhibit
            10.36 from 10-K dated March 31, 1999.

10.42 Report on Form 15 Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934 filed on December 7, 1998. Incorporated by reference from Exhibit 10.37 from 10-K dated March 31, 1999.

11          Statement re: computation of per share earnings.

12 Computation of ratio of earnings before fixed charges to fixed charges.

18.1        Letter regarding change in accounting principle

22 List of Subsidiaries. Incorporated by reference from Exhibit 22 to Form S-4 Registration Statement No. 333-16917.

27.1        Financial Data Schedule

27.2        Financial Data Schedule

(b)   Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(c)   Reports on Form 8-K:

      The Company filed a Current Report on Form 8K for the quarter ended December 31, 1999, with the Securities and Exchange Commission which reported the sale of the Company's property in Revere, Massachusetts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 30th day of March, 2000.

                                         SYRATECH CORPORATION


                                         By: /s/ Ami A. Trauber
                                         ------------------------------

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

 SIGNATURE                        TITLE                         DATE
 ---------                        -----                         ----
/s/ Leonard Florence         Chairman of the Board of           March 30, 2000
--------------------         Directors, Chief Executive
                             Officer and President (Principal
    Leonard Florence         Executive Officer)


/s/ Ami A. Trauber           Executive Vice President, Chief    March 30, 2000
------------------           Financial Officer and Treasurer
                             (Principal Financial and
    Ami A. Trauber           Accounting Officer)


/s/ Thomas M. Hagerty        Director                           March 30, 2000
---------------------

    Thomas M. Hagerty


/s/ David V. Harkins         Director                           March 30, 2000
--------------------

    David V. Harkins


/s/ Alan R. Kanter           Director                           March 30, 2000
------------------

    Alan R. Kanter


/s/ Melvin L. Levine         Director                           March 30, 2000
--------------------

    Melvin L. Levine


/s/ E. Merle Randolph        Director                           March 30, 2000
---------------------

    E. Merle Randolph


/s/ Scott A. Schoen          Director                           March 30, 2000
-------------------

    Scott A. Schoen


/s/ Kent R. Weldon           Director                           March 30, 2000
------------------

    Kent R. Weldon


                                   SCHEDULE II

                      SYRATECH CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

          Column A                  Column B               Column C                  Column D           Column E
-------------------------------   ------------   ---------------------------       ------------       ------------
                                                     (1)            (2)
                                  Beginning of    Costs and      Charged to                              End of
        Description                  Period        Expenses     Other Accts.        Deductions           Period
        -----------               ------------   ------------   ------------       ------------       ------------
Year Ended December 31, 1999
Allowance for doubtful accounts   $        836   $      2,236                      $     (1,466)(a)   $      1,606
Sales returns and allowances             6,120         12,003                           (10,718)(b)          7,405
                                  ------------   ------------   ------------       ------------       ------------
                                  $      6,956   $     14,239   $         --       $    (12,184)      $      9,011
                                  ============   ============   ============       ============       ============

Year Ended December 31, 1998
Allowance for doubtful accounts   $      1,231   $        467                      $       (862)(a)   $        836
Sales returns and allowances             5,977         10,295                           (10,152)(b)          6,120
                                  ------------   ------------   ------------       ------------       ------------
                                  $      7,208   $     10,762   $         --       $    (11,014)      $      6,956
                                  ============   ============   ============       ============       ============

Year Ended December 31, 1997
Allowance for doubtful accounts   $      1,861   $      2,356   $     (1,959)      $     (1,027)(a)   $      1,231
Sales returns and allowances             3,501          8,978          1,959             (8,461)(b)          5,977
                                  ------------   ------------   ------------       ------------       ------------
                                  $      5,362   $     11,334   $         --       $     (9,488)      $      7,208
                                  ============   ============   ============       ============       ============

---------------------------------
(a) Doubtful accounts written off

(b) Sales returns and other