Form 10-Q
period 2000-03-31
SYRATECH CORP
filed 2000-05-15
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

/_/ TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO ------------------    --------------------

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO  X
                                              ---    ---

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT MARCH 31, 2000 - 3,784,018

                                      INDEX

PART I - FINANCIAL INFORMATION                                               PAGE NO.
                                                                             --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets at March 31, 2000
         and December 31, 1999                                                   1

         Condensed Consolidated Income Statements for the three
         month periods ended March 31, 2000 and 1999                             2

         Condensed Consolidated Statements of Cash Flows for the three
         month periods ended March 31, 2000 and 1999                             3

         Notes to Condensed Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             17


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       18

         Signature                                                              19


                      SYRATECH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,    DECEMBER 31,
                                                                                  2000          1999
                                                                                ---------    ------------
ASSETS
Current assets:
 Cash and equivalents ..........................................................$   5,103    $   1,451
 Accounts receivable, net ......................................................   49,386       69,267
 Inventories  ..................................................................   96,971       94,096
 Deferred income taxes .........................................................   15,609       13,187
 Prepaid expenses and other ....................................................    4,245        3,273
                                                                                ---------    ---------
  Total current assets .........................................................  171,314      181,274

Property, plant and equipment, net .............................................   70,909       71,689
Purchase price in excess of net assets acquired, net ...........................    6,247        6,308
Other assets, net ..............................................................    6,889        7,246
                                                                                ---------    ---------
  Total ........................................................................$ 255,359    $ 266,517
                                                                                ---------    ---------
                                                                                ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving loan facilities and notes payable ...................................$  15,649    $  22,669
 Accounts payable ..............................................................   11,412       11,673
 Accrued expenses ..............................................................   12,095       11,697
 Accrued interest ..............................................................    8,501        3,999
 Accrued compensation ..........................................................    3,014        3,012
 Accrued advertising ...........................................................    2,972        3,569
 Income taxes payable ..........................................................      615        1,216
                                                                                ---------    ---------
  Total current liabilities ....................................................   54,258       57,835

Long-term debt .................................................................  165,000      165,000
Deferred income taxes ..........................................................   19,671       19,671
Pension liability ..............................................................    1,895        2,674
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $7,233 and $6,498 in 2000 and
  1999, respectively) ..........................................................   25,233       24,498
 Common stock, $.01 par value, 20,000,000 shares authorized;
  3,784,018 shares issued and outstanding ......................................       38           38
 Deficit .......................................................................  (10,627)      (3,308)
 Accumulated other comprehensive income ........................................     (109)         109
                                                                                ---------    ---------
  Total stockholders' equity ...................................................   14,535       21,337
                                                                                ---------    ---------
  Total  .......................................................................$ 255,359    $ 266,517
                                                                                ---------    ---------
                                                                                ---------    ---------

               See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                      ---------------------------------
                                                                        2000                    1999
                                                                      --------                 --------
Net sales  ........................................................   $ 55,327                 $ 42,726
Cost of sales  ....................................................     40,463                   29,887
                                                                      --------                 --------

     Gross profit  ................................................     14,864                   12,839

Selling, general and administrative expenses  .....................     18,620                   16,526
Other operating income  ...........................................       (419)                    (697)
                                                                      --------                 --------

     Loss from operations  ........................................     (3,337)                  (2,990)

Interest expense  .................................................     (5,456)                  (5,713)
Interest income  ..................................................         14                       40
                                                                      --------                 --------

     Loss before benefit for income taxes  ........................     (8,779)                  (8,663)

 Benefit for income taxes  ........................................     (2,195)                  (2,165)
                                                                      --------                 --------

     Net loss  ....................................................     (6,584)                  (6,498)

Preferred stock dividends accrued  ................................        735                      656
                                                                      --------                 --------
     Net loss applicable to common stockholders  ..................   $ (7,319)                $ (7,154)
                                                                      --------                 --------
                                                                      --------                 --------

Basic and diluted loss per share:
  Net loss per common share .......................................   $  (1.93)                $  (1.89)
                                                                      --------                 --------
                                                                      --------                 --------

    Weighted average number of shares outstanding .................      3,784                    3,784
                                                                      --------                 --------
                                                                      --------                 --------

               See notes to consolidated financial statements.

                  SYRATECH CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (IN THOUSANDS)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       -----------------------------------
                                                                             2000           1999
                                                                          ---------       ---------
Cash flows from operating activities:
Net loss  ..........................................................      $ (6,584)       $ (6,498)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization  ..................................         2,239           2,058
   Deferred income taxes  ..........................................        (2,422)         (2,441)
   Other  ..........................................................          (779)            266
   Increase (decrease) in assets and liabilities:
       Accounts receivable  ........................................        19,881          23,703
       Inventories  ................................................        (2,875)        (16,802)
       Prepaid expenses and other  .................................          (972)           (943)
       Accounts payable and accrued expenses  ......................         4,044           4,813
       Income taxes payable  .......................................          (601)             64
                                                                          ---------       ---------
Net cash provided by operating activities ..........................        11,931           4,220
                                                                          ---------       ---------
Cash flows from investing activities:
 Purchases of property, plant and equipment  .......................        (1,100)         (2,107)
 Proceeds from disposal of assets ..................................                            75
 Other  ............................................................             1             225
                                                                          ---------       ---------
Net cash used in investing activities  .............................        (1,099)         (1,807)
                                                                          ---------       ---------
Cash flows from financing activities:
  Change in revolving loan facilities and notes payable  ...........        (7,020)        (10,377)
  Other ............................................................          (160)           (276)
                                                                          ---------       ---------
Net cash used in financing activities ..............................        (7,180)        (10,653)
                                                                          ---------       ---------
Net increase (decrease) in cash and equivalents  ...................         3,652          (8,240)
Cash and equivalents, beginning of period ..........................         1,451           9,009
                                                                          ---------       ---------
Cash and equivalents, end of period ................................      $  5,103        $    769
                                                                          ---------       ---------
                                                                          ---------       ---------

               See notes to consolidated financial statements.

                    SYRATECH CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. FINANCIAL INFORMATION

   The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10 - K.

   In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------------------
                                                                  2000                   1999
                                                            -----------------      -----------------
Cash paid during the period for:
    Interest.........................................          $    590                $   991
                                                               --------                -------
                                                               --------                -------
    Income taxes.....................................          $    686                $    62
                                                               --------                -------
                                                               --------                -------

Supplemental schedule of non-cash financing activities:
    Accrued cumulative redeemable
    preferred stock dividends........................          $    735                $   656
                                                               --------                -------
                                                               --------                -------

3. INVENTORIES

Inventories consisted of the following:

                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                            -------------       ------------
    Raw materials......................      $    13,249          $  11,137
    Work-in-process....................            7,889              6,115
    Finished goods.....................           75,833             76,844
                                             -----------          ---------

         Total.........................      $    96,971          $  94,096
                                             -----------          ---------
                                             -----------          ---------

                      SYRATECH CORPORATION AND SUBSIDIARIES

4. INCOME TAXES

The benefit for income taxes for the three month periods ended March 31, 2000 and 1999 have been computed using the estimated effective full year tax rate of 25%. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

                                                      THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                       2000                 1999
                                                  --------------       ---------------
Net loss applicable to common  stockholders.....  $   (7,319)          $    (7,154)
Other comprehensive income:
  Foreign currency translation adjustments......        (218)                 (276)
                                                  --------------       ---------------
Comprehensive loss..............................  $   (7,537)           $   (7,430)
                                                  --------------       ---------------
                                                  --------------       ---------------

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

7. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company's net sales in these product categories for the periods presented:

                                             THREE MONTHS ENDED MARCH 31,
                                          -----------------------------------
                                               2000               1999
                                          ----------------   ----------------
Tabletop and Giftware.................      $   41,834         $   30,015
Seasonal..............................          13,493             12,711
                                          ----------------   ----------------
Total.................................      $   55,327         $   42,726
                                          ----------------   ----------------
                                          ----------------   ----------------

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental condensed consolidating financial statements as of March 31, 2000 and 1999 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 2000 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

              SYRATECH CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                 MARCH 31, 2000

                                                      ISSUER/                            NON
                                                     GUARANTOR        GUARANTOR       GUARANTOR
                                                       PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                   --------------  ---------------  --------------  --------------- --------------
ASSETS
Current assets:
   Cash and equivalents..................                               $   3,757       $   1,346                       $   5,103
   Accounts receivable, net..............                                  44,525           4,861                          49,386
   Inventories...........................                                  92,079           4,851       $       41         96,971
   Deferred income taxes.................              $   7,927            7,682                                          15,609
   Prepaid expenses and other............                    113            3,084           1,048                           4,245
                                                   --------------  ---------------  --------------  --------------- --------------
       Total current assets..............                  8,040          151,127          12,106               41        171,314

Property, plant and equipment, net.......                                  67,362           3,596              (49)        70,909
Purchase price in excess of net assets
  acquired...............................                  6,761             (514)                                          6,247
Other assets, net........................                 49,665            6,888                          (49,664)         6,889
                                                   --------------  ---------------  --------------  --------------- --------------
       Total                                           $  64,466        $ 224,863       $  15,702       $  (49,672)     $ 255,359
                                                   --------------  ---------------  --------------  --------------- --------------
                                                   --------------  ---------------  --------------  --------------- --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes
     payable.............................                               $  15,317        $    332                       $  15,649
   Accounts payable......................                                   7,181           4,231                          11,412
   Accrued expenses......................                $    43           11,849             203                          12,095
   Accrued interest......................                  8,369              132                                           8,501
   Accrued compensation..................                                   2,885             129                           3,014
   Accrued advertising...................                                   2,972                                           2,972
   Income taxes payable..................                (10,645)          10,702             552          $     6            615
                                                   --------------  ---------------  --------------  --------------- --------------
       Total current liabilities.........                 (2,233)          51,038           5,447                6         54,258
Long -term debt..........................                165,000                                                          165,000
Deferred income taxes....................                  8,764           10,907                                          19,671
Pension liability and other long-term
  liabilities............................                                   1,895                                           1,895
Intercompany (receivable) payable........                (25,436)          42,474         (18,067)           1,029
Stockholders' equity (deficit)...........                (81,629)         118,549          28,322          (50,707)        14,535
                                                   --------------  ---------------  --------------  --------------- --------------
       Total                                           $  64,466       $  224,863       $  15,702       $  (49,672)     $ 255,359
                                                   --------------  ---------------  --------------  --------------- --------------
                                                   --------------  ---------------  --------------  --------------- --------------

                      SYRATECH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1999

                                                      ISSUER/                            NON
                                                     GUARANTOR        GUARANTOR       GUARANTOR
                                                       PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                   --------------  ---------------  --------------  --------------- --------------
ASSETS
Current assets:
   Cash and equivalents.........................      $                  $    587        $    864       $               $   1,451
   Accounts receivable, net.....................                           64,087           5,180                          69,267
   Inventories..................................                           88,181           5,874               41         94,096
   Deferred income taxes........................           5,399            7,788                                          13,187
   Prepaid expenses and other...................             113            2,319             841                           3,273
                                                   --------------  ---------------  --------------  --------------- --------------
       Total current assets.....................           5,512          162,962          12,759               41        181,274

Property, plant and equipment, net..............                           68,073           3,664              (48)        71,689
Purchase price in excess of net assets acquired.                            6,308                                           6,308
Other assets, net...............................           7,117              129                                           7,246
Investment......................................          49,665                                           (49,665)
                                                   --------------  ---------------  --------------  --------------- --------------
       Total....................................       $  62,294        $ 237,472       $  16,423       $  (49,672)     $ 266,517
                                                   --------------  ---------------  --------------  --------------- --------------
                                                   --------------  ---------------  --------------  --------------- --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable..       $                $  22,579         $    90       $               $  22,669
   Accounts payable.............................                            7,259           4,414                          11,673
   Accrued expenses.............................              37           11,337             323                          11,697
   Accrued interest.............................           3,832              167                                           3,999
   Accrued compensation.........................                            2,726             286                           3,012
   Accrued advertising..........................                            3,569                                           3,569
   Income taxes payable.........................         (10,644)          11,284             570                6          1,216
                                                   --------------  ---------------  --------------  --------------- --------------
       Total current liabilities................          (6,775)          58,921           5,683                6         57,835
Long-term debt..................................         165,000                                                          165,000
Deferred income taxes...........................           8,764           10,907                                          19,671
Pension liability...............................                            2,674                                           2,674
Intercompany (receivable) payable...............         (25,545)          42,800         (17,255)
Stockholders' equity (deficit)..................         (79,150)         122,170          27,995          (49,678)        21,337
                                                   --------------  ---------------  --------------  --------------- --------------
       Total....................................       $  62,294        $ 237,472       $  16,423       $  (49,672)     $ 266,517
                                                   --------------  ---------------  --------------  --------------- --------------
                                                   --------------  ---------------  --------------  --------------- --------------

                    SYRATECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2000

                                                        ISSUER/                         NON
                                                       GUARANTOR     GUARANTOR       GUARANTOR
                                                        PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                       ---------- ---------------  -------------- --------------  --------------
Net sales...........................................   $               $  44,103       $  20,180     $  (8,956)       $  55,327
Cost of sales.......................................                      33,306          16,113        (8,956)          40,463
                                                       ---------- ---------------  -------------- --------------  --------------
     Gross profit...................................                      10,797           4,067                         14,864
Selling, general and administrative expenses........         113          15,156           3,351                         18,620
Other operating income..............................                        (419)                                          (419)
                                                       ---------- ---------------  -------------- --------------  --------------
     Income (loss) from operations..................        (113)         (3,940)            716                         (3,337)

Interest expense....................................      (4,893)           (553)            (10)                        (5,456)
Interest income.....................................                          10               4                             14
                                                       ---------- ---------------  -------------- --------------  --------------
     Income (loss) before provision (benefit)
       for income taxes.............................      (5,006)         (4,483)            710                         (8,779)

Provision (benefit) for income taxes................      (2,528)            168             165                         (2,195)
                                                       ---------- ---------------  -------------- --------------  --------------
     Net income (loss)..............................      (2,478)         (4,651)            545              -          (6,584)
Preferred stock dividends accrued...................         735                                                            735
                                                       ---------- ---------------  -------------- --------------  --------------

Net income (loss) applicable to common stockholders.   $  (3,213)      $  (4,651)       $    545        $     -       $  (7,319)
                                                       ---------- ---------------  -------------- --------------  --------------
                                                       ---------- ---------------  -------------- --------------  --------------

                       SYRATECH CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED MARCH 31, 1999

                                                      ISSUER/                            NON
                                                     GUARANTOR       GUARANTOR        GUARANTOR
                                                      PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------ ---------------  --------------- ---------------  -------------
Net sales.........................................    $                $  35,249        $  15,309      $  (7,832)     $  42,726
Cost of sales.....................................                        25,804           11,915         (7,832)        29,887
                                                     ------------ ---------------  --------------- ---------------  ------------

     Gross profit.................................                         9,445            3,394              -         12,839

Selling, general and administrative expenses......           113          13,846            2,573             (6)        16,526
Other operating income............................                          (697)                                          (697)
                                                     ------------ ---------------  --------------- ---------------  ------------

     Income (loss) from operations................          (113)         (3,704)             821              6         (2,990)

Interest expense..................................        (4,893)           (810)             (10)                       (5,713)
Interest income...................................             1              36                3                            40
                                                     ------------ ---------------  --------------- ---------------  ------------

Income (loss) before provision (benefit) for
  income taxes....................................        (5,005)         (4,478)             814              6         (8,663)

Provision (benefit) for income taxes..............        (1,090)         (1,248)             173                        (2,165)
                                                     ------------ ---------------  --------------- ---------------  ------------

     Net income (loss)............................        (3,915)         (3,230)             641              6         (6,498)

Preferred stock dividends accrued.................           656                                                            656
                                                     ------------ ---------------  --------------- ---------------  ------------
     Net income (loss) applicable to common
        stockholders..............................    $   (4,571)     $   (3,230)         $   641         $    6    $    (7,154)
                                                     ------------ ---------------  --------------- ---------------  ------------
                                                     ------------ ---------------  --------------- ---------------  ------------

                   SYRATECH CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 2000

                                                    ISSUER/                           NON
                                                   GUARANTOR       GUARANTOR       GUARANTOR
                                                    PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  ------------- --------------- --------------- --------------- -----------------
 Cash flows from operating activities:
 Net income (loss)................................. $   (2,478)      $  (4,651)        $   545         $     -       $    (6,584)
 Adjustments to reconcile net income to net
   cash provided by operations:
   Depreciation and amortization...................        356           1,729             154                             2,239
   Deferred income taxes...........................     (2,528)            106                                            (2,422)
   Pension liability...............................                       (779)                                             (779)
    Increase (decrease) in assets and liabilities,
     net of effect of businesses acquired:
       Accounts receivable.........................                     19,562             319                            19,881
       Inventories.................................                     (3,898)          1,023                            (2,875)
       Prepaid expenses and other..................                       (765)           (207)                             (972)
       Accounts payable and accrued expenses.......      4,543            (281)           (218)                            4,044
       Income taxes payable........................         (1)           (582)            (18)                             (601)
       Intercompany account........................        109             691            (800)
                                                   ------------ --------------- --------------- --------------- -----------------
Net cash provided by operating activities..........          1          11,132             798               -            11,931
                                                   ------------ --------------- --------------- --------------- -----------------
 Cash flows from investing activities:
  Purchases of property, plant and equipment.......                       (944)           (156)                           (1,100)
  Other............................................                          1                                                 1
                                                   ------------ --------------- --------------- --------------- -----------------
Net cash used in investing activities..............          -            (943)           (156)              -            (1,099)
                                                   ------------ --------------- --------------- --------------- -----------------
 Cash flows from financing activities:
  Change in revolving loan facilities..............                     (7,020)                                           (7,020)
  Other............................................         (1)              1            (160)                             (160)
                                                   ------------ --------------- --------------- --------------- -----------------
Net cash used in financing activities..............         (1)         (7,019)           (160)              -            (7,180)
                                                   ------------ --------------- --------------- --------------- -----------------
Net increase in cash and equivalents...............          -           3,170             482               -             3,652
Cash and equivalents, beginning of the period......          -             587             864               -             1,451
                                                   ------------ --------------- --------------- --------------- -----------------
Cash and equivalents, end of the period............    $     -        $  3,757       $   1,346         $     -        $    5,103
                                                   ------------ --------------- --------------- --------------- -----------------
                                                   ------------ --------------- --------------- --------------- -----------------

                     SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1999

                                                          ISSUER/                           NON
                                                         GUARANTOR       GUARANTOR       GUARANTOR
                                                          PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         ------------ --------------- --------------- ------------  --------------
Cash flows from operating activities:
Net income (loss)......................................   $   (3,915)      $  (3,230)       $    641      $     6     $   (6,498)
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization.......................          354           1,558             146                       2,058
   Deferred income taxes...............................       (1,090)         (1,351)                                     (2,441)
   Other...............................................                          266                                         266
   Increase (decrease) in assets and liabilities:
       Accounts receivable.............................                       22,010           1,693                      23,703
       Inventories.....................................                      (16,854)             52                     (16,802)
       Prepaid expenses and other......................            1            (967)             23                        (943)
       Accounts payable and accrued expenses...........        4,734              76               3                       4,813
       Income taxes payable............................         (198)            204              64           (6)            64
       Intercompany account............................          114           2,632          (2,746)
                                                         ------------ --------------- --------------- ------------ ---------------
Net cash provided by (used in) operating
  activities...........................................            -           4,344            (124)                      4,220
                                                         ------------ --------------- --------------- ------------ ---------------
Cash flows from investing activities:
  Purchases of property, plant and equipment...........                       (1,851)           (256)                     (2,107)
  Proceeds from disposal of assets.....................                           75                                          75
  Other................................................                          113             112                         225
                                                         ------------ --------------- --------------- ------------ ---------------
Net cash used in investing activities..................            -          (1,663)           (144)           -         (1,807)
                                                         ------------ --------------- --------------- ------------ ---------------
Cash flows from financing activities:
  Change in revolving loan facilities..................                      (10,022)           (355)                    (10,377)
  Other................................................                                         (276)                       (276)
                                                         ------------ --------------- --------------- ------------ ---------------
Net cash used in financing activities..................                      (10,022)           (631)                    (10,653)
                                                         ------------ --------------- --------------- ------------ ---------------
Net decrease in cash and equivalents...................                       (7,341)           (899)                     (8,240)
Cash and equivalents, beginning of the period..........                        7,496           1,513                       9,009
                                                         ------------ --------------- --------------- ------------ ---------------
Cash and equivalents, end of the period................      $     -        $    155        $    614      $     -      $     769
                                                         ------------ --------------- --------------- ------------ ---------------
                                                         ------------ --------------- --------------- ------------ ---------------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

Net sales increased 29.5% to $55.3 million for the three months ended March 31, 2000 from $42.7 million for the three months ended March 31, 1999. This increase is primarily due to increased sales of housewares products reflecting strong demand for flatware, lighting, candles and accessories, and to higher sales of licensed giftware products to specialty retailers. Sales by the company's English subsidiaries also increased due to an expanded product offering. Sales of discontinued inventory were higher during the quarter while sterling flatware sales were lower. Changes in normal product prices did not materially impact net sales.

Gross profit increased 15.8% to $14.9 million for the three months ended March 31, 2000 from $12.8 million for the three months ended March 31, 1999. Gross profit as a percentage of sales was 26.9% for the 2000 first quarter compared to 30.0% for the comparable 1999 period. The 3.1 point gross profit percentage decrease reflects unfavorable product mix compared with the prior period, higher provisions for sales allowances, as well as increased sales of discontinued inventory at low margins.

Selling, general and administrative expenses ("S, G & A expenses") of $18.6 million improved to 33.7% as a percentage of net sales for the three months ended March 31, 2000 from 38.7% or $16.5 million for the comparable period ended March 31, 1999. The $2.1 million increase reflects increased royalty, and commission expenses related to the volume increase and investment in additional product development and marketing staff to drive future sales growth, including increased expenses related to the Company's expanded sales presence in Europe.

Loss from operations was $3.3 million and $3.0 million for the first quarter of 2000 and 1999, respectively, and included other operating income of $0.4 million and $0.7 million in 2000 and 1999, respectively. The decrease in other operating income reflects lower Farberware license revenue.

Interest expense was $5.5 million for the three months ended March 31, 2000 compared to $5.7 million in the same period of 1999. This decrease results from decreased borrowings as a result of cash received from the sale of the Company's Revere property in late 1999, partially offset by an increase in the bank's prime lending rate.

The benefit for income taxes was $2.2 million for the three months ended March 31, 2000 and also for the three months ended March 31, 1999. The effective income tax rate was 25% for both periods.

Net loss applicable to common stockholders was $7.3 million and $7.2 million in March 31, 2000 and 1999, respectively or $1.93 and $1.89 diluted per share respectively, on adjusted weighted average shares of 3,784,018.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2000 was $11.9 million. The major source of cash was the seasonal collection of accounts receivable offset partially by the seasonal increase in inventories. Inventories at March 31, 2000 were $97.0 million, down $7.4 million or 7.1% from the March 31, 1999 level due to the timing of Christmas ornament and sterling flatware production and inventory purchases as well as the successful sale of discontinued inventory in the first quarter of 2000.

The Company's working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $1.1 million for the three months ended March 31, 2000 and the Company expects to spend approximately $6.0 million during the remainder of 2000. These expenditures relate primarily to computer equipment and systems for the Company's East Boston office facility, relocation of the Company's Revere, MA warehouse facility, and machinery, equipment and tools and dies for the Company's manufacturing and distribution facilities.

The Company's Revolving Credit Facility, dated April 16, 1997, amended effective as of July 31, 1997, December 31, 1997, March 30, 1998 and December 31, 1998, provides for $130.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, as amended, the Company is required during February and March of each year to maintain excess availability of at least $25.0 million. The obligations of the Company under the Revolving Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries' and at least 65% of the foreign subsidiaries' outstanding capital stock. The Revolving Credit Facility contains customary covenants for the Company and the subsidiary borrowers, including but not limited to capital expenditures, and minimum consolidated net worth on or after December 31, 1997 of at least $1.00 (not in thousands). In addition, the Revolving Credit Facility, as amended as of December 31, 1998, includes covenants requiring a minimum ratio of earnings before interest, income taxes, depreciation, amortization, and certain adjustments ("EBITDA"), as defined, including funded debt to EBITDA and fixed charge coverage ratios, as defined. The Company is in compliance with the covenants, as amended, as of March 31, 2000 and for the quarter then ended. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $58.2 million at March 31, 2000.

One of the Company's Puerto Rican subsidiaries has a $1.0 million facility (the "Facility"), expiring on May 30, 2000. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's Prime Rate less 25 basis points. Availability under the Facility was $0.2 million at March 31, 2000.

The Company's C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 ("Overdraft Facility") which provides for borrowings of (pound)250. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft Facility as renewed on March 10, 2000 is due on demand and expires on September 6, 2000. Availability under the Overdraft Facility was (pound)83 at March 31, 2000.

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

The Company's level of indebtedness has several effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Revolving Credit Facility and the indenture governing the Note require the Company to meet certain financial tests, and other restrictions may limit its ability to borrow funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business including possible acquisition activities, and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate ("LIBOR"). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company's financial results. The Company also has fixed debt financing of $165,000 of 11% Senior Notes due April 15, 2007 that had a current market value of $97,350 at March 31, 2000 based upon recent private market trades. There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
    (a)     Exhibits:

            EX-11      Computation of Net Income per Common Share

            EX-27.1    Financial Data Schedule

            EX-27.2    Financial Data Schedule

    (b)     Reports on Form 8-K:

            There were no reports filed on Form 8-K during the three months ended March 31, 2000.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Syratech Corporation

Dated:  May 15, 2000

                                    /S/ AMI A. TRAUBER
                                    -------------------------------------------
                                    Ami A. Trauber
                                    Executive Vice President,  Chief Financial
                                    Officer,  Treasurer (Principal Financial
                                    and Accounting Officer)