Form 10-Q
period 2000-06-30
SYRATECH CORP
filed 2000-08-14
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - 617-561-2200
                                                     --------------

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

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT JUNE 30, 2000- 3,784,018

                                      INDEX

PART I - FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                 --------
Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets at June 30, 2000
                and December 31, 1999                                                 1

                Condensed Consolidated Income Statements for the three and
                six month periods ended June 30, 2000 and 1999                        2

                Condensed Consolidated Statements of Cash Flows for the six
                month periods ended June 30, 2000 and 1999                            3

                Notes to Condensed Consolidated Financial Statements                  4

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  15

Item 3.         Quantitative and Qualitative Disclosures About Market Risk           19


PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                     20

                Signature                                                            21

                      SYRATECH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                        (in thousands, except share data)

                                                                                   June 30,      December 31,
                                                                                    2000           1999
                                                                                  ---------       ---------
ASSETS
Current assets:
   Cash and equivalents ....................................................      $   2,836       $   1,451
   Accounts receivable, net ................................................         38,094          69,267
   Inventories .............................................................        119,643          94,096
   Deferred income taxes ...................................................         18,081          13,187
   Prepaid expenses and other ..............................................          3,931           3,273
                                                                                  ---------       ---------
       Total current assets ................................................        182,585         181,274

Property, plant and equipment, net .........................................         70,421          71,689
Purchase price in excess of net assets acquired, net .......................          6,187           6,308
Other assets, net ..........................................................          6,615           7,246
                                                                                  ---------       ---------
       Total ...............................................................      $ 265,808       $ 266,517
                                                                                  =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable .............................      $  34,074       $  22,669
   Accounts payable ........................................................         19,322          11,673
   Accrued expenses ........................................................          7,984          11,697
   Accrued interest ........................................................          3,977           3,999
   Accrued compensation ....................................................          2,649           3,012
   Accrued advertising .....................................................          2,678           3,569
   Income taxes payable ....................................................            900           1,216
                                                                                  ---------       ---------
       Total current liabilities ...........................................         71,584          57,835

Long - term debt ...........................................................        165,000         165,000
Deferred income taxes ......................................................         19,671          19,671
Pension liability ..........................................................          2,007           2,674
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock,
    18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $7,968 and $6,498
    in 2000 and 1999, respectively) ........................................         25,968          24,498
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018  shares issued and outstanding ..................             38              38
   Deficit .................................................................        (17,896)         (3,308)
   Accumulated other comprehensive income (loss)............................           (564)            109
                                                                                  ---------       ---------
       Total stockholders' equity ..........................................          7,546          21,337
                                                                                  ---------       ---------
       Total ...............................................................      $ 265,808       $ 266,517
                                                                                  =========       =========


           See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Three Months Ended June 30, Six Months Ended June 30,
                                                        -----------------------    ------------------------
                                                           2000         1999          2000           1999
                                                        ---------     ---------     ---------     ---------
Net sales ..........................................    $  47,141     $  42,064     $ 102,468     $  84,790
Cost of sales ......................................       34,715        30,062        75,178        59,949
                                                        ---------     ---------     ---------     ---------
     Gross profit ..................................       12,426        12,002        27,290        24,841

Selling, general and administrative expenses .......       16,097        14,368        34,717        30,894
Other operating income .............................         (451)         (578)         (870)       (1,275)
                                                        ---------     ---------     ---------     ---------
     Loss from operations ..........................       (3,220)       (1,788)       (6,557)       (4,778)

Interest expense ...................................       (5,513)       (5,956)      (10,969)      (11,669)
Interest income ....................................           12             5            26            45
Other income .......................................                        756                         756
                                                        ---------     ---------     ---------     ---------
     Loss before benefit for income taxes ..........       (8,721)       (6,983)      (17,500)      (15,646)

 Benefit for income taxes ..........................       (2,186)       (1,747)       (4,381)       (3,912)
                                                        ---------     ---------     ---------     ---------
     Net loss ......................................       (6,535)       (5,236)      (13,119)      (11,734)

Preferred stock dividends accrued ..................          735           656         1,470         1,312
                                                        ---------     ---------     ---------     ---------
     Net loss applicable to common stockholders ....    $  (7,270)    $  (5,892)    $ (14,589)    $ (13,046)
                                                        =========     =========     =========     =========
Basic and diluted loss per share:
  Net loss per common share ........................    $   (1.92)    $   (1.56)    $   (3.86)    $   (3.45)
                                                        =========     =========     =========     =========
    Weighted average number of shares outstanding ..        3,784         3,784         3,784         3,784
                                                        =========     =========     =========     =========


           See notes to condensed consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                             Six Months Ended June 30,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
Cash flows from operating activities:
Net  loss .............................................      $(13,119)      $(11,734)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization ......................         4,473          4,175
   Deferred income taxes ..............................        (4,894)        (4,334)
   Loss (gain) on disposal of assets ..................             2           (671)
   Other ..............................................          (667)          (530)
   Increase (decrease) in assets and liabilities:
       Accounts receivable ............................        31,173         28,872
       Inventories ....................................       (25,547)       (37,423)
       Prepaid expenses and other .....................          (658)        (1,371)
       Accounts payable and accrued expenses ..........         2,661         (1,399)
       Income taxes payable ...........................          (316)           143
                                                             --------       --------
Net cash provided by (used in) operating activities ...        (6,892)       (24,272)
                                                             --------       --------
Cash flows from investing activities:
 Purchases of property, plant and equipment ...........        (2,564)        (3,852)
 Proceeds from disposal of assets .....................            91          1,782
 Other ................................................                          (37)
                                                             --------       --------
Net cash used in investing activities .................        (2,473)        (2,107)
                                                             --------       --------
Cash flows from financing activities:
  Change in revolving loan facilities and notes payable        11,405         18,550
  Other ...............................................          (655)          (312)
                                                             --------       --------
Net cash provided by financing activities .............        10,750         18,238
                                                             --------       --------
Net increase (decrease) in cash and equivalents .......         1,385         (8,141)
Cash and equivalents, beginning of period .............         1,451          9,009
                                                             --------       --------
Cash and equivalents, end of period ...................      $  2,836       $    868
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

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                            Six Months Ended June 30,
                                                             ---------------------
                                                               2000         1999
                                                             --------      -------
Cash paid during the period for:
    Interest ..........................................      $ 10,260      $10,893
                                                             ========      =======
    Income taxes ......................................      $  1,087      $   456
                                                             ========      =======
Supplemental schedule of non-cash financing activities:
    Accrued cumulative redeemable
          preferred stock dividends ...................      $  1,470      $ 1,312
                                                             ========      =======


3. INVENTORIES

Inventories consisted of the following:

                                                  June 30,            December 31,
                                                    2000                 1999
                                                  --------              --------
Raw materials ......................              $ 14,743              $ 11,137
Work-in-process ....................                 8,609                 6,115
Finished goods .....................                96,291                76,844
                                                  --------              --------
          Total ....................              $119,643              $ 94,096
                                                  ========              ========

                      SYRATECH CORPORATION AND SUBSIDIARIES

4. INCOME TAXES

The benefit for income taxes for the three and six month periods ended June 30, 2000 and 1999 have been computed using the estimated effective full year tax rate of 25%. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

On July 31, 2000, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility. The renewed facility expires on May 31, 2001.

6. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                    -----------------------       -----------------------
                                                      2000           1999           2000           1999
                                                    --------       --------       --------       --------
Net loss applicable to common stockholders ...     $ (7,270)      $ (5,892)      $(14,589)      $(13,046)
Other comprehensive income (loss):
  Foreign currency translation adjustments ...         (455)          (239)          (673)          (515)
                                                   --------       --------       --------       --------
Comprehensive loss ..........................      $ (7,725)      $ (6,131)      $(15,262)      $(13,561)
                                                   ========       ========       ========       ========


Accumulated other comprehensive income (loss) reported in the Condensed Consolidated Balance Sheets consists only of foreign currency translation adjustments.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB No. 101 as required in the fourth quarter of 2000 and does not expect that such adoption will have a material impact on the consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

8. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company's net sales in these product categories for the periods presented:

                         Three Months Ended June 30,  Six Months Ended June 30,
                           ----------------------      ----------------------
                             2000          1999          2000          1999
                           --------      --------      --------      --------
Tabletop and Giftware      $ 40,072      $ 35,355      $ 81,906      $ 65,370
Seasonal ............         7,069         6,709        20,562        19,420
                           --------      --------      --------      --------
Total ...............      $ 47,141      $ 42,064      $102,468      $ 84,790
                           ========      ========      ========      ========


9. LITIGATION

During May, 2000 the lawsuit filed by a former employee alleging breach of contract in connection with his employment was settled without material effect on the Company's financial statements.

10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental condensed consolidating financial statements as of June 30, 2000 and 1999 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 2000 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2000

                                                        ISSUER/                          NON
                                                       GUARANTOR       GUARANTOR      GUARANTOR
                                                        PARENT        SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                        ------        ------------   ------------     ------------    ------------
ASSETS
Current assets:
   Cash and equivalents .........................                      $      78       $   2,758                       $   2,836
   Accounts receivable, net .....................                         32,683           5,411                          38,094
   Inventories ..................................                        113,250           6,352       $      41         119,643
   Deferred income taxes ........................      $   7,659          10,422                                          18,081
   Prepaid expenses and other ...................            113           2,948             870                           3,931
                                                       ---------       ---------       ---------       ---------       ---------
       Total current assets .....................          7,772         159,381          15,391              41         182,585

Property, plant and equipment, net ..............                         67,109           3,361             (49)         70,421
Purchase price in excess of net assets acquired .                          6,187                                           6,187
Other assets, net ...............................          6,488             127                                           6,615
Investment ......................................         49,665                                         (49,665)             --
                                                       ---------       ---------       ---------       ---------       ---------
       Total ....................................      $  63,925       $ 232,804       $  18,752       $ (49,673)      $ 265,808
                                                       =========       =========       =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ..                      $  34,074       $      --                       $  34,074
   Accounts payable .............................                         12,556           6,766                          19,322
   Accrued expenses .............................      $      42           7,615             327                           7,984
   Accrued interest .............................          3,832             145                                           3,977
   Accrued compensation .........................                          2,452             197                           2,649
   Accrued advertising ..........................                          2,678                                           2,678
   Income taxes payable .........................        (10,645)         10,789             750       $       6             900
                                                       ---------       ---------       ---------       ---------       ---------
       Total current liabilities ................         (6,771)         70,309           8,040               6          71,584
Long -term debt .................................        165,000                                                         165,000
Deferred income taxes ...........................          8,764          10,907                                          19,671
Pension liability and other long-term liabilities                          2,007                                           2,007
Intercompany (receivable) payable ...............        (16,166)         32,604         (17,466)          1,028
Stockholders' equity (deficit) ..................        (86,902)        116,977          28,178         (50,707)          7,546
                                                       ---------       ---------       ---------       ---------       ---------
       Total ....................................      $  63,925       $ 232,804       $  18,752       $ (49,673)      $ 265,808
                                                       =========       =========       =========       =========       =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1999

                                                      ISSUER/                          NON
                                                     GUARANTOR      GUARANTOR       GUARANTOR
                                                       PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                       ------      ------------    ------------     ------------   ------------
ASSETS
Current assets:
   Cash and equivalents .......................      $               $     587       $     864       $               $   1,451
   Accounts receivable, net ...................                         64,087           5,180                          69,267
   Inventories ................................                         88,181           5,874              41          94,096
   Deferred income taxes ......................          5,399           7,788                                          13,187
   Prepaid expenses and other .................            113           2,319             841                           3,273
                                                     ---------       ---------       ---------       ---------       ---------
       Total current assets ...................          5,512         162,962          12,759              41         181,274

Property, plant and equipment, net ............                         68,073           3,664             (48)         71,689
Purchase price in excess of net assets acquired                          6,308                                           6,308
Other assets, net .............................          7,117             129                                           7,246
Investment ....................................         49,665                                         (49,665)
                                                     ---------       ---------       ---------       ---------       ---------
       Total ..................................      $  62,294       $ 237,472       $  16,423       $ (49,672)      $ 266,517
                                                     =========       =========       =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable       $               $  22,579       $      90       $               $  22,669
   Accounts payable ...........................                          7,259           4,414                          11,673
   Accrued expenses ...........................             37          11,337             323                          11,697
   Accrued interest ...........................          3,832             167                                           3,999
   Accrued compensation .......................                          2,726             286                           3,012
   Accrued advertising ........................                          3,569                                           3,569
   Income taxes payable .......................        (10,644)         11,284             570               6           1,216
                                                     ---------       ---------       ---------       ---------       ---------
       Total current liabilities ..............         (6,775)         58,921           5,683               6          57,835
Long-term debt ................................        165,000                                                         165,000
Deferred income taxes .........................          8,764          10,907                                          19,671
Pension liability .............................                          2,674                                           2,674
Intercompany (receivable) payable .............        (25,545)         42,800         (17,255)
Stockholders' equity (deficit) ................        (79,150)        122,170          27,995         (49,678)         21,337
                                                     ---------       ---------       ---------       ---------       ---------
       Total ..................................      $  62,294       $ 237,472       $  16,423       $ (49,672)      $ 266,517
                                                     =========       =========       =========       =========       =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2000

                                                                   ISSUER/                   NON
                                                                  GUARANTOR  GUARANTOR     GUARANTOR
                                                                   PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   ------   ------------  ------------  ------------  ------------
Net sales ....................................................    $            $ 36,628     $ 23,346     $(12,833)    $ 47,141
Cost of sales ................................................                   28,141       19,407      (12,833)      34,715
                                                                  --------     --------     --------     --------     --------
     Gross profit ............................................                    8,487        3,939                    12,426

Selling, general and administrative expenses .................         112       12,561        3,424                    16,097
Other operating income .......................................                     (451)                                  (451)
                                                                  --------     --------     --------     --------     --------
     Income (loss) from operations ...........................        (112)      (3,623)         515                    (3,220)

Interest expense .............................................      (4,893)        (608)         (12)                   (5,513)
Interest income ..............................................                        6            6                        12
                                                                  --------     --------     --------     --------     --------
     Income (loss) before provision (benefit) for income taxes      (5,005)      (4,225)         509                    (8,721)

Provision (benefit) for income taxes .........................         268       (2,653)         199                    (2,186)
                                                                  --------     --------     --------     --------     --------
     Net income (loss) .......................................      (5,273)      (1,572)         310         --         (6,535)

 Preferred stock dividends accrued ...........................         735         --           --           --            735
                                                                  --------     --------     --------     --------     --------
      Net income (loss) applicable to common stockholders ....    $ (6,008)    $ (1,572)    $    310     $   --       $ (7,270)
                                                                  ========     ========     ========     ========     ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1999

                                                                  ISSUER/                     NON
                                                                 GUARANTOR   GUARANTOR     GUARANTOR
                                                                   PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   ------   ------------  ------------  ------------  ------------
Net sales ....................................................    $            $ 31,881     $ 18,189     $ (8,006)    $ 42,064
Cost of sales ................................................                   23,742       14,326       (8,006)      30,062
                                                                  --------     --------     --------     --------     --------
     Gross profit ............................................                    8,139        3,863         --         12,002

Selling, general and administrative expenses .................         112       11,234        3,026           (4)      14,368
Other operating income .......................................                     (578)                                  (578)
                                                                  --------     --------     --------     --------     --------
     Income (loss) from operations ...........................        (112)      (2,517)         837            4       (1,788)

Interest expense .............................................      (4,893)      (1,058)          (5)                   (5,956)
Interest income ..............................................          (1)           3            3                         5
Other income .................................................                      756                                    756
                                                                  --------     --------     --------     --------     --------
     Income (loss) before provision (benefit) for income taxes      (5,006)      (2,816)         835            4       (6,983)

Provision (benefit) for income taxes .........................      (1,171)        (655)          79                    (1,747)
                                                                  --------     --------     --------     --------     --------
     Net income (loss) .......................................      (3,835)      (2,161)         756            4       (5,236)

Preferred stock dividends accrued ............................         656                                                 656
                                                                  --------     --------     --------     --------     --------
     Net income (loss) applicable to common stockholders .....    $ (4,491)    $ (2,161)    $    756     $      4     $ (5,892)
                                                                  ========     ========     ========     ========     ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000

                                                                  ISSUER/                   NON
                                                                 GUARANTOR  GUARANTOR     GUARANTOR
                                                                   PARENT  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   ------  ------------  ------------  ------------  ------------
Net sales ....................................................    $            $ 80,731     $ 43,526     $(21,789)    $ 102,468
Cost of sales ................................................                   61,447       35,520      (21,789)       75,178
                                                                  --------     --------     --------     --------     ---------
     Gross profit ............................................                   19,284        8,006                     27,290

Selling, general and administrative expenses .................         225       27,717        6,775                     34,717
Other operating income .......................................                     (870)                                   (870)
                                                                  --------     --------     --------     --------     ---------
     Income (loss) from operations ...........................        (225)      (7,563)       1,231                     (6,557)

Interest expense .............................................      (9,786)      (1,161)         (22)                   (10,969)
Interest income ..............................................                       16           10                         26
                                                                  --------     --------     --------     --------     ---------
     Income (loss) before provision (benefit) for income taxes     (10,011)      (8,708)       1,219                    (17,500)

Provision (benefit) for income taxes .........................      (2,260)      (2,485)         364                     (4,381)
                                                                  --------     --------     --------     --------     ---------
     Net income (loss) .......................................      (7,751)      (6,223)         855         --         (13,119)

Preferred stock dividends accrued ............................       1,470                                                1,470
                                                                  --------     --------     --------     --------     ---------
     Net income (loss) applicable to common stockholders .....    $ (9,221)    $ (6,223)    $    855     $   --       $ (14,589)
                                                                  ========     ========     ========     ========     =========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999


                                                              ISSUER/                     NON
                                                             GUARANTOR    GUARANTOR     GUARANTOR
                                                              PARENT     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             ----------  ------------  ------------   ------------  ------------
Net sales .................................................  $            $ 67,130      $ 33,498       $(15,838)     $ 84,790
Cost of sales .............................................                 49,546        26,241        (15,838)       59,949
                                                             ----------  ------------  ------------   ------------  ------------
     Gross profit .........................................                 17,584         7,257          --           24,841

Selling, general and administrative expenses ..............        225      25,080         5,599            (10)       30,894
Other operating income ....................................                 (1,275)                                    (1,275)
                                                             ----------  ------------  ------------   ------------  ------------
     Income (loss) from operations ........................       (225)     (6,221)        1,658             10        (4,778)

Interest expense ..........................................     (9,786)     (1,868)          (15)                     (11,669)
Interest income ...........................................                     39             6                           45
Other income ..............................................                    756                                        756
                                                             ----------  ------------  ------------   ------------  ------------
Income (loss) before provision (benefit) for income taxes .    (10,011)     (7,294)        1,649             10       (15,646)

Provision (benefit) for income taxes ......................     (2,261)     (1,903)          252                       (3,912)
                                                             ----------  ------------  ------------   ------------  ------------
     Net income (loss) ....................................     (7,750)     (5,391)        1,397              10       (11,734)

Preferred stock dividends accrued .........................      1,312                                                   1,312
                                                             ----------  ------------  ------------   ------------  ------------
     Net income (loss) applicable to common stockholders ..   $ (9,062)   $ (5,391)     $  1,397        $     10      $(13,046)
                                                             ==========  ============  ============   ============  ============


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000


                                                           Issuer/                     Non
                                                          Guarantor   Guarantor     Guarantor
                                                           Parent    Subsidiaries  Subsidiaries   Eliminations     Consolidated
                                                          ---------  ------------  ------------   ------------     ------------
 Cash flows from operating activities:
 Net income (loss) ....................................   $ (7,751)   $ (6,223)    $    855         $   --          $(13,119)
 Adjustments to reconcile net income to net
    cash provided by operations:
   Depreciation and amortization ......................        711       3,454          308                            4,473
   Deferred income taxes ..............................     (2,260)     (2,634)                                       (4,894)
   Loss on disposal of assets .........................                                   2                                2
   Pension liability ..................................                   (667)                                         (667)
    Increase (decrease) in assets and
     liabilities, net of effect of businesses acquired:
       Accounts receivable ............................                 31,404         (231)                          31,173
       Inventories ....................................                (25,069)        (478)                         (25,547)
       Prepaid expenses and other .....................                   (629)         (29)                            (658)
       Accounts payable and accrued expenses ..........          5         389        2,267                            2,661
       Income taxes payable ...........................         (1)       (495)         180                             (316)
       Intercompany account ...........................      9,379      (9,181)        (198)
                                                          ---------  ------------  ------------   ------------     ------------
Net cash provided by (used in) operating activities ...         83      (9,651)       2,676             --            (6,892)
                                                          ---------  ------------  ------------   ------------     ------------
 Cash flows from investing activities:
  Purchases of property, plant and equipment ..........                 (2,353)        (211)                          (2,564)
  Proceeds from disposal of assets ....................                                  91                               91
  Other ...............................................                                                                   --
                                                          ---------  ------------  ------------   ------------     ------------
Net cash used in investing activities .................       --        (2,353)        (120)            --            (2,473)
                                                          ---------  ------------  ------------   ------------     ------------
 Cash flows from financing activities:
  Change in revolving loan facilities .................                 11,495          (90)                          11,405
  Other ...............................................        (83)                    (572)                            (655)
                                                          ---------  ------------  ------------   ------------     ------------
Net cash provided by (used in) financing activities ...        (83)     11,495         (662)            --            10,750
                                                          ---------  ------------  ------------   ------------     ------------
Net increase (decrease) in cash and equivalents .......       --          (509)       1,894             --             1,385

Cash and equivalents, beginning of the period .........       --           587          864             --             1,451
                                                          ---------  ------------  ------------   ------------     ------------
Cash and equivalents, end of the period ...............   $   --      $     78     $  2,758       $     --          $  2,836
                                                          =========  ============  ============   ============     ============


                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999


                                                             Issuer/                        Non
                                                            Guarantor      Guarantor      Guarantor
                                                             Parent       Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            ---------     ------------   ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss) ......................................... $ (7,750)      $ (5,391)      $  1,397       $     10       $(11,734)
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization ..........................      628          3,246            301                         4,175
   Deferred income taxes ..................................   (2,261)        (2,073)                                      (4,334)
   Gain on disposal of assets .............................                    (671)                                        (671)
   Other ..................................................                    (530)                                        (530)
   Increase (decrease) in assets and liabilities:
       Accounts receivable ................................                  30,522         (1,650)                       28,872
       Inventories ........................................                 (36,561)          (862)                      (37,423)
       Prepaid expenses and other .........................                  (1,134)          (237)                       (1,371)
       Accounts payable and accrued expenses ..............      197         (3,227)         1,631                        (1,399)
       Income taxes payable ...............................     (198)           198            143                           143
       Intercompany account ...............................    9,384         (9,242)          (132)           (10)
                                                            ---------     ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities .......     --          (24,863)           591                       (24,272)
                                                            ---------     ------------   ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment ..............                  (3,081)          (771)                       (3,852)
  Proceeds from disposal of assets ........................                   1,782                                        1,782
  Other ...................................................                    (239)           202                           (37)
                                                            ---------     ------------   ------------   ------------   ------------
Net cash used in investing activities .....................     --           (1,538)          (569)          --           (2,107)
                                                            ---------     ------------   ------------   ------------   ------------
Cash flows from financing activities:
  Change in revolving loan facilities .....................                  18,857           (307)                       18,550
  Other ...................................................                     203           (515)                         (312)
                                                            ---------     ------------   ------------   ------------   ------------
Net cash provided by (used in) financing
   activities..............................................                  19,060           (822)                       18,238
                                                            ---------     ------------   ------------   ------------   ------------
Net decrease in cash and equivalents ......................                  (7,341)          (800)                       (8,141)

Cash and equivalents, beginning of the period .............                   7,496          1,513                         9,009
                                                            ---------     ------------   ------------   ------------   ------------
Cash and equivalents, end of the period ................... $   --         $    155       $    713       $   --         $    868
                                                            =========     ============   ============   ============    ===========


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales increased 12.7% to $47.1 million for the three months ended June 30, 2000 from $42.1 million for the three months ended June 30, 1999. This increase is primarily due to increased sales of housewares products reflecting strong demand for fountains, lighting, candles and accessories. Sales of discontinued inventory were higher during the quarter while sterling flatware sales were also higher. Changes in normal product prices did not materially impact net sales.

Gross profit increased 3.5% to $12.4 million for the three months ended June 30, 2000 from $12.0 million for the three months ended June 30, 1999. Gross profit as a percentage of sales was 26.4% for the 2000 second quarter compared to 28.5% for the comparable 1999 period. The 2.1 point gross profit percentage decrease reflects unfavorable product mix compared with the prior period and increased sales of discontinued inventory at low margins.

Selling, general and administrative expenses ("S, G & A expenses") of $16.1 million improved slightly to 34.1% as a percentage of net sales for the three months ended June 30, 2000 from 34.2% or $14.4 million for the comparable period ended June 30, 1999. The $1.7 million increase reflects increased investment in product development, information technology, and sales and marketing staff, including increased expenses related to the Company's expanded sales presence in Europe, and expenses related to the growth in sales volume.

Loss from operations was $3.2 million and $1.8 million for the second quarter of 2000 and 1999, respectively, and included other operating income of $0.5 million and $0.6 million in 2000 and 1999, respectively. The decrease in other operating income reflects lower Farberware license revenue.

Other income of $.8 million in the quarter ended June 30, 1999 represented a non-recurring gain on disposal of undeveloped land.

Interest expense was $5.5 million for the three months ended June 30, 2000 compared to $6.0 million in the comparable period of 1999. This decrease results from decreased borrowings as a result of cash received from the sale of the Company's Revere, MA property in late 1999, partially offset by an increase in the bank's prime lending rate.

The benefit for income taxes was $2.2 million for the three months ended June 30, 2000 compared to $1.7 million for the three months ended June 30, 1999. The effective income tax rate was 25% for both periods.

Net loss applicable to common stockholders was $7.3 million and $5.9 million in June 30, 2000 and 1999, respectively, or $1.92 and $1.56 per basic and diluted share respectively, on adjusted weighted average shares of 3,784,018 in both periods.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales increased 20.8% to $102.5 million for the six months ended June 30, 2000 from $84.8 million for the six months ended June 30, 1999. This increase is primarily due to strong sales of housewares products designed by the Company including fountains, stainless steel flatware, lighting, candles and accessories. Giftware sales also increased versus the prior year including sales of licensed giftware to specialty retailers. Sales by the company's English subsidiaries also increased due to an expanded product offering. The Company is continuing to sell off discontinued product to improve the quality of its inventory. Changes in normal product prices did not materially impact net sales.

Gross profit increased 9.9% to $27.3 million for the six months ended June 30, 2000 from $24.8 million for the six months ended June 30, 1999. Gross profit as a percentage of sales was 26.6% for the first half of 2000 compared to 29.3% for the comparable 1999 period. The 2.7 point percentage gross profit decrease primarily reflects unfavorable product mix and the impact of the low margins experienced on the sale of discontinued product. The change in gross profit as a percentage of sales was not materially impacted by change in normal product pricing.

Selling, general and administrative expenses of $34.7 million improved to 33.9% as a percentage of net sales for the six months ended June 30, 2000 from 36.4% or $30.9 million for the comparable 1999 period. The 2.5 percentage point decrease in S,G & A expenses to sales for the six months ended June 30, 2000 reflects the growth in sales volume. The $3.8 million increase in S,G & A expenses reflects higher commissions, royalties, and advertising related to the increased sales volume and investment in additional sales, marketing and product development staff to drive future sales growth. Spending for information technology and expenses related to the Company's expanded European product offering were also higher compared with the prior year.

Loss from operations was $6.6 million and $4.8 million for the first half of 2000 and 1999, respectively, and included other operating income of $.9 million and $1.3 million in 2000 and 1999, respectively. The decrease in other operating income is due to decreased Farberware license revenue.

Interest expense was $11.0 million for the six months ended June 30, 2000 compared to $11.7 million in the same period of 1999. This decrease results from decreased borrowings as a result of cash received from the sale of the Company's Revere, MA property in late 1999, partially offset by increases in the bank's prime lending rate.

The benefit for income taxes was $4.4 million for the six months ended June 30, 2000 compared to $3.9 million for the six months ended June 30, 1999. The effective income tax rate was 25% for both periods.

Net loss applicable to common stockholders for the six month periods ended in June 30, 2000 and 1999 was $14.6 million and $13.0 million, respectively, or $3.86 and $3.45, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2000 was $6.9 million, a substantial improvement from the $24.3 million used during the six months ended June 30, 1999. The major uses of cash were the seasonal increase in inventories partially offset by the seasonal collection of accounts receivable. Inventories at June 30, 2000 were $119.4 million, down $5.4 million or 4.3% from the June 30,

1999 level due to improved controls over inventory purchases and scheduling, as well as the successful sale of discontinued inventory in the first half of 2000. The Company has successfully reduced its inventory and its accounts receivable compared to prior year levels while achieving higher sales and continued strong orders for the second half of 2000.

The Company's working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were $2.6 million for the six months ended June 30, 2000 and the Company expects to spend approximately $4.4 million during the remainder of 2000. These expenditures relate primarily to computer equipment and systems for the Company's East Boston office facility, relocation of the Company's Revere, MA warehouse facility, and machinery, equipment and tools and dies for the Company's manufacturing and distribution facilities.

Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $49.3 million at June 30, 2000. The Company is in compliance with the covenants of the Revolving Credit Facility as of June 30, 2000 and for the quarter then ended.

On July 31, 2000, the Company renewed its Wallace International de Puerto Rico, Inc. $1 million credit facility. The renewed facility expires on May 31, 2001 and bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's Prime Rate less 25 basis points.

Availability under the Company's C.J. Vander Ltd. subsidiary overdraft facility was approximately $200,000 at June 30, 2000.

The Notes become due April 15, 2007 and interest payments are made semi-annually on April 15 and October 15. The Notes are redeemable in whole or in part, at the Company's option, after April 15, 2002. The Company may from time to time in the future repurchase Notes on the open market as may be allowed under the terms of its Revolving Credit Facility and the terms of its Senior Notes Indenture.

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

The Company's level of indebtedness has several effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Revolving Credit Facility and the indenture governing the Notes require the Company to meet certain financial tests, and other restrictions may limit its ability to borrow funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business including possible acquisition activities, and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company believes that funds generated from operations and borrowings available under the Revolving Credit Facility will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the Notes and under its operating leases) and fund planned capital expenditures through December 31, 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB No. 101 as required in the fourth quarter of 2000 and does not expect that such adoption will have a material impact on the consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate ("LIBOR"). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company's financial results. The Company also has fixed debt financing of $165 million of 11% Senior Notes due April 15, 2007 that had a current market value of $92.4 million at June 30, 2000 based upon recent private market trades. There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EX-10 Letter Agreement between Banco Popular and Wallace International de
           Puerto Rico, Inc dated July 31, 2000

     EX-27.1 Financial Data Schedule

     EX-27.2 Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the three months ended June 30, 2000.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Syratech Corporation

Dated:  August 14, 2000

                                     /s/ AMI A. TRAUBER
                                     ------------------------------------------
                                     Ami A. Trauber
                                     Executive Vice President,  Chief Financial
                                     Officer,  Treasurer (Principal Financial
                                     and Accounting Officer)