Form 10-Q
period 2000-09-30
SYRATECH CORP
filed 2000-11-14
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT SEPTEMBER 30, 2000 - 3,784,018

                                      INDEX

PART I - FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                 --------

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets at September 30, 2000
                and December 31, 1999                                                1

                Condensed Consolidated Income Statements for the three and
                nine month periods ended September 30, 2000 and 1999                 2

                Condensed Consolidated Statements of Cash Flows for the nine
                month periods ended September 30, 2000 and 1999                      3

                Notes to Condensed Consolidated Financial Statements                 4

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                 15

Item 3.         Quantitative and Qualitative Disclosures About Market Risk          19


PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                    20

                Signature                                                           21

                      SYRATECH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           September 30,  December 31,
                                                                               2000           1999
                                                                             ---------      ---------
ASSETS
Current assets:
   Cash and equivalents ................................................     $   5,234      $   1,451
   Accounts receivable, net ............................................        93,350         69,267
   Inventories .........................................................       143,583         94,096
   Deferred income taxes ...............................................        16,709         13,187
   Prepaid expenses and other ..........................................         3,516          3,273
                                                                             ---------      ---------
       Total current assets ............................................       262,392        181,274

Property, plant and equipment, net .....................................        70,566         71,689
Purchase price in excess of net assets acquired, net ...................         6,126          6,308
Other assets, net ......................................................         6,260          7,246
                                                                             ---------      ---------
       Total ...........................................................     $ 345,344      $ 266,517
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable .........................     $  83,026      $  22,669
   Accounts payable ....................................................        28,991         11,673
   Accrued expenses ....................................................        14,769         11,388
   Accrued interest ....................................................         8,749          4,308
   Accrued compensation ................................................         3,421          3,012
   Accrued advertising .................................................         3,775          3,569
   Income taxes payable ................................................         1,759          1,216
                                                                             ---------      ---------
       Total current liabilities .......................................       144,490         57,835

Long-term debt .........................................................       165,000        165,000
Deferred income taxes ..................................................        19,671         19,671
Pension liability ......................................................         2,120          2,674
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized;
    (25,000 designated as cumulative redeemable preferred stock,
     18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $8,703 and $6,498
     in 2000 and 1999, respectively) ...................................        26,703         24,498
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018  shares issued and outstanding ..............            38             38
   Deficit .............................................................       (11,620)        (3,308)
   Accumulated other comprehensive income(loss) ........................        (1,058)           109
                                                                             ---------      ---------
       Total stockholders' equity ......................................        14,063         21,337
                                                                             ---------      ---------
       Total ...........................................................     $ 345,344      $ 266,517
                                                                             =========      =========

                See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS               NINE MONTHS
                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             ------------------------      ------------------------
                                                               2000           1999           2000           1999
                                                             ---------      ---------      ---------      ---------

Net sales ..............................................     $ 119,806      $ 112,587      $ 222,274      $ 197,377
Cost of sales ..........................................        83,457         80,712        158,635        140,661
                                                             ---------      ---------      ---------      ---------

     Gross profit ......................................        36,349         31,875         63,639         56,716

Selling, general and administrative expenses ...........        21,073         19,243         55,790         50,137
Other operating income .................................           431            875          1,301          2,150
                                                             ---------      ---------      ---------      ---------

    Income from operations .............................        15,707         13,507          9,150          8,729

Interest expense .......................................        (6,371)        (6,517)       (17,340)       (18,186)
Interest income ........................................            21             31             47             76
Other income ...........................................                                                        756
                                                             ---------      ---------      ---------      ---------

    Income (Loss) before provision (benefit) for
      income taxes .....................................         9,357          7,021         (8,143)        (8,625)

 Provision (benefit) for income taxes ..................         2,345          1,756         (2,036)        (2,156)
                                                             ---------      ---------      ---------      ---------

     Net income (loss) .................................         7,012          5,265         (6,107)        (6,469)

Preferred stock dividends accrued ......................           735            657          2,205          1,969
                                                             ---------      ---------      ---------      ---------
     Net income (loss) applicable to common stockholders     $   6,277      $   4,608      $  (8,312)     $  (8,438)
                                                             =========      =========      =========      =========

Basic and diluted income (loss) per share:
  Net income (loss) per common share ...................     $    1.66      $    1.22      $   (2.20)     $   (2.23)
                                                             =========      =========      =========      =========

    Weighted average number of shares outstanding ......         3,784          3,784          3,784          3,784
                                                             =========      =========      =========      =========

                See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Nine Months Ended September 30,
                                                              2000          1999
                                                            --------      --------
Cash flows from operating activities:
Net loss ..............................................     $ (6,107)     $ (6,469)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization ......................        6,639         6,282
   Deferred income taxes ..............................       (3,522)       (3,238)
   Loss (gain) on disposal of assets ..................          (17)         (788)
   Other ..............................................         (554)         (350)
   Increase (decrease) in assets and liabilities:
       Accounts receivable ............................      (24,083)      (25,078)
       Inventories ....................................      (49,487)      (35,395)
       Prepaid expenses and other .....................         (243)         (912)
       Accounts payable and accrued expenses ..........       25,755        15,797
       Income taxes payable ...........................          543           757
                                                            --------      --------
Net cash used in operating activities .................      (51,076)      (49,394)
                                                            --------      --------

Cash flows from investing activities:
 Purchases of property, plant and equipment ...........       (4,783)       (4,907)
 Proceeds from disposal of assets .....................          278         2,351
 Other ................................................          (83)           62
                                                            --------      --------
Net cash used in investing activities .................       (4,588)       (2,494)
                                                            --------      --------

Cash flows from financing activities:
  Change in revolving loan facilities and notes payable       60,357        46,265
  Other ...............................................         (910)         (188)
                                                            --------      --------
Net cash provided by financing activities .............       59,447        46,077
                                                            --------      --------
Net increase (decrease) in cash and equivalents .......        3,783        (5,811)
Cash and equivalents, beginning of period .............        1,451         9,009
                                                            --------      --------
Cash and equivalents, end of period ...................     $  5,234      $  3,198
                                                            ========      ========

                See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       FINANCIAL INFORMATION

The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10 -
K. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

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

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                   Nine Months Ended
                                    September 30,
                                  -------------------
                                   2000        1999
                                  -------     -------

Cash paid during the period for:
Interest ....................     $11,494     $12,406
                                  =======     =======
Income taxes ................     $   925     $   543
                                  =======     =======

Supplemental schedule of non-cash
  financing activities:
Accrued cumulative redeemable
  preferred stock dividends ...   $ 2,205     $ 1,969
                                  =======     =======

3. INVENTORIES

Inventories consisted of the following:

                  September 30, December 31,
                      2000         1999
                    --------     -------

Raw materials .     $ 14,387     $11,137
Work-in-process       10,874       6,115
Finished goods       118,322      76,844
                    --------     -------

          Total     $143,583     $94,096
                    ========     =======

                     SYRATECH CORPORATION AND SUBSIDIARIES

4. INCOME TAXES

The benefit for income taxes for the three and nine month periods ended September 30, 2000 and 1999 have been computed using the estimated effective full year tax rate of 25%. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

As of August 23, 2000, the Company's C.J. Vander Ltd subsidiary renewed its L250 overdraft facility. The renewed facility expires on February 18, 2001.

6. COMPREHENSIVE INCOME

Comprehensive income (loss) consists of the following:

                                                          Three Months             Nine Months
                                                        Ended September 30,     Ended September 30,
                                                        -------------------     --------------------
                                                         2000         1999       2000         1999
                                                        -------      ------     -------      -------

Net income (loss) applicable to common stockholders     $ 6,277      $4,608     $(8,312)     $(8,438)
Other comprehensive income (loss):
  Foreign currency translation adjustments ........        (494)        201      (1,167)        (314)
                                                        -------      ------     -------      -------
Comprehensive income (loss) .......................     $ 5,783      $4,809     $(9,479)     $(8,752)
                                                        =======      ======     =======      =======

Accumulated other comprehensive income (loss) reported in the Condensed Consolidated Balance Sheets consists only of foreign currency translation adjustments.

7.  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133 as required in the first quarter of 2001 and does not expect that such adoption will have a material impact on the consolidated financial statements.

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

                     SYRATECH CORPORATION AND SUBSIDIARIES

8. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company's net sales in these product categories for the periods presented:

                              Three Months             Nine Months
                           Ended September 30,      Ended September 30,
                          ---------------------     ---------------------
                            2000         1999         2000         1999
                          --------     --------     --------     --------


Tabletop and Giftware     $ 72,854     $ 64,825     $154,759     $130,312
Seasonal ............       46,952       47,762       67,515       67,065
                          --------     --------     --------     --------
Total ...............     $119,806     $112,587     $222,274     $197,377
                          ========     ========     ========     ========

9. SUBSEQUENT EVENT

In October and November 2000, the Company, through a wholly-owned subsidiary, purchased $11,700 of its outstanding Senior Notes on the open market. An extraordinary gain net of applicable taxes of approximately $2,552 will be recorded in the fourth quarter.

10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental condensed consolidating financial statements as of September 30, 2000 and 1999 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 2000 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                     SYRATECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2000

                                                     ISSUER/                     NON
                                                    GUARANTOR   GUARANTOR      GUARANTOR
                                                     PARENT    SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                                    ---------    --------     --------      ---------    --------

ASSETS
Current assets:
   Cash and equivalents .........................               $     971     $  4,263                   $  5,234
   Accounts receivable, net .....................                  83,874        9,476                     93,350
   Inventories ..................................                 137,853        5,689     $       41     143,583
   Deferred income taxes ........................   $   9,972       6,737                                  16,709
   Prepaid expenses and other ...................                   2,980          536                      3,516
                                                    ---------    --------     --------      ---------    --------
       Total current assets .....................       9,972     232,415       19,964             41     262,392

Property, plant and equipment, net ..............                  67,552        3,063            (49)     70,566
Purchase price in excess of net assets acquired .                   6,126                                   6,126
Other assets, net ...............................       6,133         127                                   6,260
Investment ......................................      49,665                       --        (49,665)         --
                                                    ---------    --------     --------      ---------    --------
       Total ....................................   $  65,770    $306,220     $ 23,027      $ (49,673)   $345,344
                                                    =========    ========     ========      =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable ..                $ 82,946     $     80                   $ 83,026
   Accounts payable .............................                  15,686       13,305                     28,991
   Accrued expenses .............................   $      43      12,970        1,756                     14,769
   Accrued interest .............................       8,369         380                                   8,749
   Accrued compensation .........................                   3,154          267                      3,421
   Accrued advertising ..........................                   3,775                                   3,775
   Income taxes payable .........................     (10,645)     10,789        1,609      $       6       1,759
                                                    ---------    --------     --------      ---------    --------
       Total current liabilities ................      (2,233)    129,700       17,017              6     144,490
Long-term debt ..................................     165,000                                             165,000
Deferred income taxes ...........................       8,764      10,907                                  19,671
Pension liability and other long-term liabilities                   2,120                                   2,120
Intercompany (receivable) payable ...............     (13,438)     38,109      (25,700)         1,029
Stockholders' equity (deficit) ..................     (92,323)    125,384       31,710        (50,708)     14,063
                                                    ---------    --------     --------      ---------    --------
       Total ....................................   $  65,770    $306,220     $ 23,027      $ (49,673)   $345,344
                                                    =========    ========     ========      =========    ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1999

                                                       ISSUER/                          NON
                                                      GUARANTOR      GUARANTOR       GUARANTOR
                                                        PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                  -------------  -------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents  ....................   $           $     587        $     864      $            $   1,451
   Accounts receivable, net  .....................                  64,087            5,180                      69,267
   Inventories  ..................................                  88,181            5,874             41       94,096
   Deferred income taxes  ........................       5,399       7,788                                       13,187
   Prepaid expenses and other  ...................         113       2,319              841                       3,273
                                                  -------------  ----------   --------------   ------------- -----------
       Total current assets  .....................       5,512     162,962           12,759             41      181,274
Property, plant and equipment, net  ..............                  68,073            3,664            (48)      71,689
Purchase price in excess of net assets acquired  .                   6,308                                        6,308
Other assets, net  ...............................       7,117         129                                        7,246
Investment  ......................................      49,665                                     (49,665)
                                                  -------------  ----------   --------------   ------------- -----------
       Total                                         $  62,294   $ 237,472        $  16,423      $ (49,672)   $ 266,517
                                                  =============  ==========   ==============   ============= ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable  ..   $           $  22,579        $      90      $            $  22,669
   Accounts payable ..............................                   7,259            4,414                      11,673
   Accrued expenses ..............................          37      11,028              323                      11,388
   Accrued interest ..............................       3,832         476                                        4,308
   Accrued compensation ..........................                   2,726              286                       3,012
   Accrued advertising ...........................                   3,569                                        3,569
   Income taxes payable ..........................     (10,644)     11,284              570              6        1,216
                                                  -------------  ----------   --------------   ------------- -----------
       Total current liabilities .................      (6,775)     58,921            5,683              6       57,835
Long-term debt ...................................     165,000                                                  165,000
Deferred income taxes  ...........................       8,764      10,907                                       19,671
Pension liability  ...............................                   2,674                                        2,674
Intercompany (receivable) payable  ...............     (25,236)     42,491          (17,255)
Stockholders' equity (deficit) ...................     (79,459)    122,479           27,995        (49,678)      21,337
                                                  -------------  ----------   --------------   ------------- -----------
       Total                                         $  62,294   $ 237,472        $  16,423      $ (49,672)   $ 266,517
                                                  =============  ==========   ==============   ============= ===========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                 ISSUER/                       NON
                                                                 GUARANTOR     GUARANTOR     GUARANTOR
                                                                  PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                ----------   ----------------------------------------------------

Net sales ..................................................... $             $  87,949    $  63,681    $  (31,824)   $  119,806
Cost of sales .................................................                  62,814       52,467       (31,824)       83,457
                                                                ----------   -----------  -----------  -------------  -----------


     Gross profit .............................................                  25,135       11,214             0        36,349

Selling, general and administrative expenses  .................      113         14,618        6,342             0        21,073
Other operating income  .......................................                     431                                      431
                                                                ----------   -----------  -----------  -------------  -----------

     Income (loss) from operations  ...........................     (113)        10,948        4,872                      15,707

Interest expense ..............................................   (7,313)           950           (8)                     (6,371)
Interest income ...............................................                                   21                          21
                                                                ----------   -----------  -----------  -------------  -----------

     Income (loss) before provision (benefit) for income taxes    (7,426)        11,898        4,885                       9,357

Provision (benefit) for income taxes  ..........................  (2,313)         3,799          859                       2,345
                                                                ----------   -----------  -----------  -------------  -----------

     Net income (loss) ........................................   (5,113)         8,099        4,026              -        7,012

Preferred stock dividends accrued ..............................     735                                                     735
                                                                ----------   -----------  -----------  -------------  -----------

     Net income (loss) applicable to common stockholders........$ (5,848)     $   8,099    $   4,026        $     -    $   6,277
                                                                ==========   ===========  ===========  =============  ===========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 ISSUER/                        NON
                                                                GUARANTOR      GUARANTOR      GUARANTOR
                                                                  PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                               -----------  ------------------------------------------------------

Net sales ...................................................   $             $ 87,913      $ 40,479       (15,805)     $ 112,587
Cost of sales ...............................................                   64,480        32,037       (15,805)        80,712
                                                               -----------  -----------  ------------  -------------   -----------

     Gross profit ...........................................                   23,433         8,442             -         31,875

Selling, general and administrative expenses  .................      113        14,237         4,907           (14)        19,243
Other operating income  .......................................                    875                                        875
                                                               -----------  -----------  ------------  -------------   -----------

     Income (loss) from operations  ...........................     (113)       10,071         3,535            14         13,507

Interest expense  .............................................   (4,894)       (1,609)          (14)                      (6,517)
Interest income ...............................................                      8            23                           31
Other income ..................................................                                                                 -
                                                               -----------  -----------  ------------  -------------   -----------

     Income (loss) before provision (benefit) for income taxes    (5,007)        8,470         3,544            14          7,021

Provision (benefit) for income taxes  .........................   (1,286)        2,428           614                        1,756
                                                               -----------  -----------  ------------  -------------   -----------

     Net income (loss) ........................................   (3,721)        6,042         2,930            14          5,265

Preferred stock dividends accrued  ............................      657                                                      657
                                                               -----------  -----------  ------------  -------------   -----------

     Net income (loss) applicable to common stockholders ...... $ (4,378)     $  6,042      $  2,930         $  14      $   4,608
                                                               ===========  ===========  ============  =============   ===========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                ISSUER/                        NON
                                                                GUARANTOR       GUARANTOR    GUARANTOR
                                                                 PARENT       SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                 ------------------------------------------------------------------

Net sales .......................................................    $            $ 168,680    $ 107,207    (53,613)     $ 222,274
Cost of sales ...................................................                   124,261       87,987    (53,613)       158,635
                                                                 --------------  -----------  -----------  ----------   -----------

     Gross profit ...............................................                    44,419       19,220                    63,639

Selling, general and administrative expenses  ...................         338        42,335       13,117                    55,790
Other operating income  .........................................                     1,301                                  1,301
                                                                 --------------  -----------  -----------  ----------   -----------

     Income (loss) from operations  .............................        (338)        3,385        6,103                     9,150

Interest expense  ...............................................     (17,099)         (211)         (30)                  (17,340)
Interest income .................................................                        16           31                        47
                                                                 --------------  -----------  -----------  ----------   -----------

     Income (loss) before provision (benefit) for income taxes  .     (17,437)        3,190        6,104                    (8,143)

Provision (benefit) for income taxes  ...........................      (4,573)        1,314        1,223                    (2,036)
                                                                 --------------  -----------  -----------  ----------   -----------

     Net income (loss) ..........................................     (12,864)        1,876        4,881          -         (6,107)

Preferred stock dividends accrued  ..............................       2,205                                                2,205
                                                                 --------------  -----------  -----------  ----------   -----------

     Net income (loss) applicable to common stockholders ........    $(15,069)     $  1,876     $  4,881      $   -      $  (8,312)
                                                                 ==============  ===========  ===========  ==========   ===========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                             ISSUER/                           NON
                                                            GUARANTOR       GUARANTOR       GUARANTOR
                                                             PARENT        SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                           ------------   --------------------------------------------------------

Net sales .................................................  $             $ 155,043      $  73,977      $  (31,643)   $  197,377
Cost of sales .............................................                  114,026         58,278         (31,643)      140,661
                                                           ------------   -----------    -----------   --------------  -----------

     Gross profit                                                             41,017         15,699               -        56,716

Selling, general and administrative expenses  .............       338         39,317         10,506             (24)       50,137
Other operating income  ...................................                    2,150                                        2,150
                                                           ------------   -----------    -----------   --------------  -----------

     Income (loss) from operations  .......................      (338)         3,850          5,193              24         8,729

Interest expense ..........................................   (14,680)        (3,477)           (29)                      (18,186)
Interest income ...........................................                       47             29                            76
Other income ..............................................                      756                                          756
                                                           ------------   -----------    -----------   --------------  -----------

     Income (loss) before provision (benefit) for
     income taxes .........................................   (15,018)         1,176          5,193              24        (8,625)

Provision (benefit) for income taxes  .....................    (3,547)           525            866                        (2,156)
                                                           ------------   -----------    -----------   --------------  -----------

     Net income (loss) ....................................   (11,471)           651          4,327              24        (6,469)

Preferred stock dividends accrued  ........................     1,969                                                       1,969
                                                           ------------   -----------    -----------   --------------  -----------

     Net income (loss) applicable to common stockholders ..  $(13,440)      $    651      $   4,327          $   24    $   (8,438)
                                                           ============   ===========    ===========   ==============  ===========

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                              ISSUER/                         NON
                                                             GUARANTOR        GUARANTOR     GUARANTOR
                                                               PARENT        SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            -----------   -------------------------------------------------------

 Cash flows from operating activities:
 Net income (loss)   .......................................$  (12,864)         $   1,876    $   4,881     $     -   $    (6,107)
 Adjustments to reconcile net income to net
    cash provided by (used in) operations:
   Depreciation and amortization   .........................     1,066              5,115          458                     6,639
   Deferred income taxes   .................................    (4,573)             1,051                                 (3,522)
   (Gain) Loss on disposal of assets   .....................                          (19)           2                       (17)
   Pension liability .......................................                         (554)                                  (554)
    Increase (decrease) in assets and liabilities, net of
    effect of businesses acquired:
       Accounts receivable   ...............................                      (19,787)      (4,296)                  (24,083)
       Inventories .........................................                      (49,672)         185                   (49,487)
       Prepaid expenses and other   ........................       113               (661)         305                      (243)
       Accounts payable and accrued expenses   .............     4,543             10,907       10,305                    25,755
       Income taxes payable   ..............................         -               (496)       1,039                       543
       Intercompany account   ..............................    11,798             (3,373)      (8,425)
                                                            -----------   ----------------  -----------  ----------  ------------
Net cash provided by (used in) operating activities ........        83            (55,613)       4,454           -       (51,076)
                                                            -----------   ----------------  -----------  ----------  ------------

 Cash flows from investing activities:
  Purchases of property, plant and equipment   .............                       (4,556)        (227)                   (4,783)
  Proceeds from disposal of assets   .......................                          187           91                       278
  Other ....................................................                          (83)                                   (83)
                                                            -----------   ----------------  -----------  ----------  ------------
Net cash used in investing activities   ....................         -             (4,452)        (136)          -        (4,588)
                                                            -----------   ----------------  -----------  ----------  ------------

 Cash flows from financing activities:
  Change in revolving loan facilities   ....................                       60,367          (10)                    60,357
  Other ....................................................       (83)                82         (909)                     (910)
                                                            -----------   ----------------  -----------  ----------  ------------
Net cash provided by (used in) financing activities  .......       (83)            60,449         (919)          -        59,447
                                                            -----------   ----------------  -----------  ----------  ------------


Net increase (decrease) in cash and equivalents   ..........         -                384        3,399           -         3,783

Cash and equivalents, beginning of the period ..............         -                587          864           -         1,451
                                                            -----------   ----------------  -----------  ----------  ------------
Cash and equivalents, end of the period  ...................   $     -           $    971    $   4,263     $     -    $    5,234
                                                            ===========   ================  ===========  ==========  ============

                      SYRATECH CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                        ISSUER/                            NON
                                                       GUARANTOR       GUARANTOR        GUARANTOR
                                                         PARENT         SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                      ------------   --------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)  ...................................  $(11,471)       $    651     $   4,327      $    24      $   (6,469)
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization  ....................     1,067           4,758           457                        6,282
   Deferred income taxes  ............................    (3,547)            309                                     (3,238)
   Gain on disposal of assets  .......................                      (788)                                      (788)
   Other .............................................                      (350)                                      (350)
   Increase (decrease) in assets and liabilities:
       Accounts receivable  ..........................                   (20,655)       (4,423)                     (25,078)
       Inventories ...................................                   (34,362)       (1,033)                     (35,395)
       Prepaid expenses and other  ...................       113            (752)         (273)                        (912)
       Accounts payable and accrued expenses  ........     4,733           5,928         5,136                       15,797
       Income taxes payable  .........................      (198)            198           757                          757
       Intercompany account ..........................     9,386          (6,781)       (2,581)         (24)
                                                      ------------   ------------  ------------  -----------   --------------
Net cash provided by (used in) operating activities ..        83         (51,844)        2,367                      (49,394)
                                                      ------------   ------------  ------------  -----------   --------------

Cash flows from investing activities:
  Purchases of property, plant and equipment  ........                    (4,073)         (834)                      (4,907)
  Proceeds from disposal of assets ...................                     2,351                                      2,351
  Other                                                                      (66)          128                           62
                                                      ------------   ------------  ------------  -----------   --------------
Net cash used in investing activities  ...............         -          (1,788)         (706)           -          (2,494)
                                                      ------------   ------------  ------------  -----------   --------------

Cash flows from financing activities:
  Change in revolving loan facilities  ...............                    46,201            64                       46,265
  Other ..............................................       (83)            209          (314)                        (188)
                                                      ------------   ------------  ------------  -----------   --------------
Net cash provided by (used in) financing activities ..       (83)         46,410          (250)                      46,077
                                                      ------------   ------------  ------------  -----------   --------------


Net increase (decrease) in cash and equivalents  .....                    (7,222)        1,411                       (5,811)

Cash and equivalents, beginning of the period ........                     7,496         1,513                        9,009
                                                      ------------   ------------  ------------  -----------   --------------
Cash and equivalents, end of the period ..............  $      -        $    274     $   2,924      $     -       $   3,198
                                                      ============   ============  ============  ===========   ==============

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales increased 6.4% to $119.8 million for the three months ended September 30, 2000 from $112.6 million for the three months ended September 30, 1999. This increase is primarily due to increased sales of housewares products reflecting strong demand for the Company's flatware fountains, lighting, and stainless steel and sterling flatware. Changes in normal product prices did not materially impact net sales.

Gross profit increased 14.0% to $36.3 million for the three months ended September 30, 2000 from $31.9 million for the three months ended September 30, 1999. Gross profit as a percentage of sales was 30.3% for the 2000 third quarter compared to 28.3% for the comparable 1999 period. The 2.0 point gross profit percentage increase reflects favorable product mix compared with the prior period.

Selling, general and administrative expenses ("S, G & A expenses") of $21.1 million increased slightly to 17.6% as a percentage of net sales for the three months ended September 30, 2000 from 17.1% or $19.2 million for the comparable period ended September 30, 1999. The $1.9 million increase reflects increased investment in product development, information technology, and sales and marketing staff, including increased expenses related to the Company's expanded sales presence in Europe, and expenses related to the growth in sales volume.

Income from operations was $15.7 million and $13.5 million for the third quarter of 2000 and 1999, respectively, and included other operating income of $.4 million and $.9 million in 2000 and 1999, respectively. The decrease in other operating income reflects lower Farberware license revenue.

Interest expense was $6.4 million for the three months ended September 30, 2000 compared to $6.5 million in the comparable period of 1999. This decrease results from lower borrowings as a result of cash received from the sale of the Company's Revere, MA property in November, 1999, partially offset by an increase in the bank's prime lending rate.

The provision for income taxes was $2.3 million for the three months ended September 30, 2000 compared to $1.8 million for the three months ended September 30, 1999. The effective income tax rate was 25% for both periods.

Net income applicable to common stockholders for the three month periods ended in September 30, 2000 and 1999 was $6.3 million and $4.6 million, respectively, or $1.66 and $1.22 per basic and diluted share, respectively, on adjusted weighted average shares of 3,784,018 in both periods.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales increased 12.6% to $222.3 million for the nine months ended September 30, 2000 from $197.4 million for the nine months ended September 30, 1999. This increase reflects the continued strong demand for housewares products designed by the Company including fountains, stainless steel flatware, lighting, candles and accessories. Giftware sales also increased versus the prior year including sales of licensed giftware to specialty retailers. The Company is continuing to sell off discontinued product to improve the quality of its inventory. Changes in normal product prices did not materially impact net sales.

Gross profit increased 12.2% to $63.6 million for the nine months ended September 30, 2000 from $56.7 million for the nine months ended September 30, 1999. Gross profit as a percentage of sales was 28.6% for the nine month period of 2000 compared to 28.7% for the comparable 1999 period. The small decrease in percentage gross profit reflects favorable product mix more than offset by the impact of low margins experienced on the sale of discontinued product. The change in gross profit as a percentage of sales was not materially impacted by change in normal product pricing.

Selling, general and administrative expenses of $ 55.8 million was 25.1% as a percentage of net sales for the nine months ended September 30, 2000 compared with 25.4% or $50.1 million for the comparable 1999 period. The $5.7 million increase in S,G & A expenses reflects higher commissions, royalties, and advertising related to the increased sales volume and investment in additional sales, marketing and product development staff to drive future sales growth. Spending for information technology and expenses related to the Company's expanded European product offering were also higher compared with the prior year.

Income from operations was $9.2 million and $8.7 million for the first nine months of 2000 and 1999, respectively, and included other operating income of $1.3 million and $2.2 million in 2000 and 1999, respectively. The decrease in other operating income is due to decreased Farberware license revenue.

Interest expense was $17.3 million for the nine months ended September 30, 2000 compared to $18.2 million in the same period of 1999. This decrease results from lower borrowings as a result of cash received from the sale of the Company's Revere, MA property in November, 1999, partially offset by increases in the bank's prime lending rate.

The benefit for income taxes was $2.0 million for the nine months ended September 30, 2000 compared to $2.2 million for the nine months ended September 30, 1999. The effective income tax rate was 25% for both periods.

Net loss applicable to common stockholders for the nine month periods ended in September 30, 2000 and 1999 was $8.3 million and $8.4 million, respectively, or $2.20 and $2.23, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2000 was $51.1 million, a $1.7 million increase from the $49.4 million used during the nine months ended September 30, 1999. The major uses of cash were for the normal seasonal increase in inventories and accounts receivable. Inventories at September 30, 2000 were higher compared with the same period in the prior year due to a temporary build-up to support the significant increase in customer orders scheduled and successfully shipped in October.

The Company's working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected, and remain lower until the next peak season beginning in September.

Capital expenditures were $4.8 million for the nine months ended September 30, 2000 and the Company expects to spend approximately $2.2 million during the remainder of 2000. These expenditures relate primarily to computer equipment and systems for the Company's East Boston office facility, relocation of the Company's Revere, MA warehouse facility, and machinery, equipment and tools and dies for the Company's manufacturing and distribution facilities.

Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $37.2 million at September 30, 2000. The Company is in compliance with the covenants of the Revolving Credit Facility as of September 30, 2000 and for the quarter then ended.

On July 31, 2000, the Company renewed its Wallace International de Puerto Rico, Inc. $1 million credit facility. The renewed facility expires on May 31, 2001 and bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points or the bank's Prime Rate less 25 basis points. Availability under the facility was approximately $257 at September 30, 2000.

As of August 23, 2000, the Company's C.J. Vander Ltd subsidiary renewed its L250 overdraft facility. The renewed facility expires on February 18, 2001. Availability under the facility was approximately L46 at September 30, 2000.

The Notes become due April 15, 2007 and interest payments are made semi-annually on April 15 and October 15. The Notes are redeemable in whole or in part, at the Company's option, after April 15, 2002. On August 24, 2000 the Company obtained consent from the lenders under its Revolving Credit Facility to purchase Notes for an aggregate purchase price not to exceed $12 million. In October and November 2000, the Company, through a wholly-owned subsidiary, purchased an aggregate of $11,700 of its outstanding Notes on the open market, resulting in an extraordinary gain, net of applicable taxes, of approximately $2,552 which will be recorded in the fourth quarter. The Company may from time to time in the future repurchase additional Notes on the open market as may be allowed under the terms of its Revolving Credit Facility and the terms of its Senior Notes Indenture.

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133 as required in the first quarter of 2001 and does not expect that such adoption will have a material impact on the consolidated financial statements.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate ("LIBOR"). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company's financial results. The Company also has fixed debt financing of $165 million of 11% Senior Notes due April 15, 2007 that had a current market value of $99.0 million at September 30, 2000 based upon recent private market trades. There is inherent roll-over risk for these borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         EX-10.1    Advice of Borrowing Terms between C.J. Vander
                    Ltd/International Silver Company Ltd and Nat West P.L.C., dated as of August 23, 2000

         EX-10.2 Letter Agreement dated August 24, 2000 between Syratech Corporation and affiliates and Bank of America, N.A. administrative agent for lenders under Loan and Security Agreement

         EX-27.1    Financial Data Schedule

         EX-27.2    Financial Data Schedule

   (b)   Reports on Form 8-K:

         There were no reports filed on Form 8-K during the three months ended September 30, 2000.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Syratech Corporation

Dated:  November 14, 2000

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