Form 10-K405
period 2000-12-31
SYRATECH CORP
filed 2001-04-02
CIK 805914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2000

    | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from ______________ to ___________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists. Number of the registrant's Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 2001 3,784,018.

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

                                     PART I

ITEM 1. BUSINESS

Overview

Syratech Corporation (the "Company") designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products for home entertaining and decoration. The Company is one of the leading domestic manufacturers and marketers of sterling silver flatware and sterling silver and silver-plated hollowware. The Company also offers a number of other complementary tabletop and giftware items, including stainless steel flatware, picture frames, photo albums, photo storage, candles, glassware, crystal, and ceramics. Tabletop and giftware products generated approximately 65% of net sales for the year ended December 31, 2000. The Company is also a leading domestic manufacturer and marketer of seasonal products including Christmas ornaments, as well as a distributor of Christmas trim, lighting and tree skirts. Seasonal products generated approximately 35% of net sales for the year ended December 31, 2000.

The Company has positioned itself as a single-source supplier to retailers by offering a wide assortment of products across multiple price points through its "good-better-best" strategy. This strategy enables the Company to sell its products through a broad array of distribution channels, including retail specialty stores, department stores, specialty mail order catalogue companies, mass market merchandisers, catalogue showrooms, warehouse clubs, premium and incentive marketers, drug store chains and home centers. The Company markets its products under numerous and well-recognized tradenames including the Company-owned Towle Silversmiths(R), Wallace Silversmiths(R) and International Silver Company(R) tradenames which are used in connection with the sale of tabletop and giftware items, and the Rauch(R) and Silvestri(R) tradenames which are used in connection with the sale of Christmas and other seasonal merchandise.

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

                                             Year Ended December 31,
                                    -------------------------------------------
                                       2000           1999            1998
                                    ------------   ------------   -------------
Tabletop and Giftware ............     $230,076       $202,563        $184,545
Seasonal .........................      126,522        102,707         105,861
                                    -----------    ------------   -------------
Total ............................     $356,598       $305,270        $290,406
                                    ===========    ============   =============

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

Glassware, Crystal and Ceramics. The Company designs, markets and distributes several lines of glassware and crystal products, including beverageware, glass dinnerware, serveware and accessories, glass vases, candle lighting and salad sets. The Company markets these products under the tradenames Towle(R) Crystal, International Silver Company(R), Elements(R), Farberware(R), Ambrosia(R), International Bazaar(TM) and under a license agreement, the tradename Cuisinart(R). The Company designs, markets and distributes a line of ceramic serveware and storage. The Company markets these products under the Farberware(R) tradename. The Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution of the Company's glassware line include mass-market merchandisers, department stores, warehouse clubs and specialty stores.

Porcelain Boxes. The Company designs, markets and distributes a diverse range of high-end, hand-painted porcelain boxes under the Rochard(TM) and Limoges Imports(TM) tradenames which are primarily manufactured by third-party vendors located primarily in France. The channels of distribution include specialty stores, including jewelry stores and department stores.

Other Tabletop and Giftware. The Company designs, markets and distributes a wide range of other tabletop and giftware products, including premium products such as picture frames and cosmetic accessories as "gift with purchase" items, stainless steel kitchen and bath accessories, lighting and candles including candle holders produced in glass, ceramic, metal, and other mediums, brassware, napkin rings, decorative clocks and decorative nautical items. The majority of the Company's products in this category are imported from the Company's third-party vendors located primarily in the Asia Pacific Rim. The Company markets these products under certain of its tradenames including International Silver Company(R), International Bazaar(TM), and Potpourri Designs(R). The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores.

Licensing Activities. The Company owns certain intellectual property rights related to the tradename Farberware and grants licenses to third parties for which the Company receives royalties.

Seasonal Products

Christmas Ornaments. The Company designs, manufactures, markets and distributes Christmas tree ornaments made of glass, satin, metal, ceramic and resin. The Company's products are distributed through specialty stores, department stores, jewelry stores, mass market merchandisers and warehouse clubs. These products are marketed under the tradenames Rauch(R), and Silvestri(R). The Company also manufactures limited edition, sterling silver Christmas ornaments that are marketed under the tradenames Wallace Silversmiths(R) and Towle Silversmiths(R).

Other Christmas Decorations. The Company designs, markets and distributes a diverse product offering of other Christmas decorations including figurines, waterglobes, collectibles, trim, lighting, tree skirts and other decorative items produced in wood, resin, metal, paper, textiles, glass and ceramic. These products are marketed under the tradenames Silvestri(R), Wallace Silversmiths(R), International Bazaar(TM), and Rauch(R). These products are distributed through specialty stores, department stores, mass market merchandisers and warehouse clubs.

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

The Company's various sales and marketing efforts are supported from its principal office and showroom in East Boston, Massachusetts and, for certain of its products, from its offices and showrooms in Hong Kong and London. The Company maintains additional showrooms in New York, Los Angeles, Atlanta and Dallas. The Company's sales and marketing staff at December 31, 2000, consisted of approximately 159 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

The Company operates an 886,000 square foot facility located in Mira Loma, California, which serves as its primary warehouse and distribution center.

Retailing Customers

During 2000, 20 customers accounted for approximately 47% of the Company's net sales. Sales to one customer represented approximately 12.2% of the Company's 2000 net sales.

                                                                                                                  % of
                                                                                                                2000 Net
2000 Channels of Distribution                                                                                    Sales
                                                                                                               -----------
Mass Market Merchandisers, Catalogue Showrooms, Warehouse Clubs, Drug Stores and Supermarkets . .............      42%
Department Stores ...........................................................................................      27%
Specialty Stores, Jewelry Stores, Specialty Catalog Companies, Premium and Incentive Marketers. .............      31%

In order better to service its customers, the Company has invested in equipment and software to allow its customers to transmit their orders electronically throughout the EDI system and receive electronic invoicing and shipping notices.

Manufacturing and Raw Materials

The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products for the Wallace, International, Towle and Tuttle lines, and provides manufacturing support to its C. J. Vander subsidiary. The company also manufactures at its facility in Sheffield, England for C.J. Vander, Ltd. and Roberts and Belk. The Company also designs, produces and maintains the tools required for manufacturing sterling silver flatware.

The Company has maintained, in the aggregate, approximately six months of inventory. The Company's silver fabrication operation in its Puerto Rico manufacturing plant became fully operational during 1994. This process reduces the need for purchasing fabricated silver from outside vendors. The Company uses fabricated silver in its manufacturing operations. Fabricated sterling silver made from fine silver purchased by the Company may be readily obtainable from outside resources as well. The Company purchases fine silver in the spot market in quantities the Company believes are adequate to meet reasonably foreseeable consumer demand for its silver products. The Company does not engage in speculative purchases of fine silver. During the five-year period ended December 31, 2000, the closing price of silver as quoted by Handy & Harman Inc. has ranged from $4.21 per troy ounce to $7.31 per troy ounce. At March 15, 2001 the closing price was $4.42.

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

In 2000, the Company purchased an aggregate of approximately $159 million of products from approximately 800 foreign manufacturers. No vendor accounted for 10% or more of such purchases in 2000. The Company does not have information on the financial condition of its major foreign vendors, which are primarily privately held, but is not aware of any unfavorable information related to their respective financial condition. Of the Company's foreign purchases in 2000 approximately 90% were from vendors located in the Far East; approximately 5% were from vendors located in Europe, approximately 4% were from vendors located in Canada and Mexico, and approximately 1% in the aggregate from vendors in other locations. The Company's arrangements with its manufacturers are subject to the risks of doing business abroad, including risks associated with foreign currency and potential import restriction. The Company also is subject to risks associated with the availability of, and time required for, the transportation of products from foreign countries, including shipping losses or lost sales that may result from delays or interruptions in shipping. The Company does not believe that the loss of any single foreign supplier would have a material long-term adverse impact on the Company's source of supply, as other suppliers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

The Company continues to invest in capital equipment, training and process control efforts to improve efficiencies, reduce costs and enhance quality related to its manufactured Christmas ornament operations. The Company maintains adequate manufacturing, warehousing and distribution facilities in Gastonia, NC and Chester, SC to service the business. Adequate capacity exists to meet anticipated growth and the non-union labor supply is adequate in both locations. The Christmas decoration manufacturing processes at Rauch Industries use three primary raw materials: (i) glass ornament blanks, (ii) cardboard, corrugated and polystyrene packaging materials, and (iii) silver and lacquers. The Company has not experienced difficulty in obtaining raw materials or other supplies from its vendors and does not anticipate any such difficulty in the foreseeable future. The Company imports ornament hangers, decorated glass balls, and assorted tree and off-the-tree decorations from China, India and Mexico.

In 1999, the Company closed and sold the Rauch Industries manufacturing facility in El Paso, TX (Holiday Products) where it manufactured Christmas stockings, tree-skirts and Santa Claus hats and suits. These items are now purchased from vendors in Mexico and the Far East.

Competition

The tabletop, giftware and seasonal product lines which the Company sells are highly competitive. Not only does the large number of domestic manufacturers affect competition, but also the large volume of foreign imports. Several of the Company's competitors are larger and have greater financial resources than the Company. The Company's products compete indirectly with a broad range of household products not offered by the Company. Within the overall tabletop products category, the production of sterling silver flatware in the United States is relatively concentrated, with five manufacturers, including the Company, accounting for substantially all of the sterling silver flatware manufactured and sold in the United States. The other principal manufacturers and marketers of sterling silver flatware are Gorham, Inc. and its affiliate The Kirk Steiff Company, Reed & Barton Corp. and Lunt Silversmiths, all of which have been in business for many years. The giftware and seasonal products industries, however, are very fragmented with numerous small manufacturers and marketers of a limited number of products. The Company is not aware of any competitor having the same product line breadth.

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

Backlog and Warranty

Orders for the Company's products are generally subject to cancellation until shipment. As a result, the Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic and weather conditions. As a result, comparison of backlog as of any date in a given year with backlog at the same date in a prior year is not necessarily indicative of sales trends. The Company had a backlog of approximately $36.5 million as of December 31, 2000, compared to approximately $39.7 million as of December 31, 1999. See "Seasonality." At December 31, 1999 the Company's backlog included $9.9 million related to a license agreement with a specialty retail/licensing organization which has been replaced by a sourcing arrangement under which the Company does not receive customer orders and the associated backlog. See Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal retail industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company will routinely accept returns for imported products that are received late by the customer. The majority of the returned products are resold into the same distribution channel. During the three year period ended December 31, 2000, returns and allowances amounted to approximately 3.5% of sales.

Environmental Regulation

The Company's manufacturing operations, including silverplating, chrome plating, tool making and painting operations routinely involve the handling of waste materials that are classified as hazardous. The Company also refabricates certain materials used in its silverplating operations. The Company is subject to certain domestic federal, state and local laws and regulations concerning the containment and disposal of hazardous materials and, therefore, in the ordinary course of its business, the Company incurs compliance costs and may be required to incur clean-up costs. The Company's C.J. Vander facility is also subject to many environmental regulations related to its plating operations in the United Kingdom. Based upon currently available information, the Company does not expect that the costs of such compliance and clean-up will be material. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. In addition, the future costs of compliance with environmental laws and regulations and liabilities resulting from currently unknown circumstances or developments could be substantial and could have a material adverse effect on the Company. For example, certain laws and regulations could impose liability upon the Company for any historic releases of hazardous substances from facilities that it has owned or operated, or, from facilities to which its waste materials have been transported for treatment or disposal.

Employees

As of December 31, 2000, the Company had approximately 1,500 employees. The Company believes that its relationship with its employees is good.

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

Approximately 30 employees of C.J. Vander are represented by the Union of Manufacturing, Science & Finance (MSF). Management believes its employee relations is satisfactory.

ITEM 2. Properties

The following table sets forth information with respect to the Company's properties as of February 28, 2001:

                                                                           APPROXIMATE
                                                                             SQUARE
                                                                           FOOTAGE OR
   LOCATION                      TYPE OF FACILITY                            ACREAGE   STATUS
   --------                      ----------------                          ----------- ------
Mira Loma, CA           Warehouse/Distribution/Land                          886,000    Owned
Chester, SC             Warehouse/Manufacturing/Showroom                     828,000    Owned
Gastonia, NC            Office/Manufacturing/Distribution                    387,441    Owned
East Boston, MA         Office/Showroom                                      292,000    Owned
El Paso, TX             Office/Warehouse                                      85,000   Leased
North Dighton, MA       Office/Manufacturing/Warehouse                       333,198   Leased
Crisfield, MD           Office/Manufacturing/Warehouse                        71,754    Owned
San German, PR          Manufacturing/Office                                  87,239   Leased
Hong Kong               Office/Showroom                                        6,809   Leased
Atlanta, GA             Showrooms                                             18,707   Leased
Dallas, TX              Showrooms                                              8,568   Leased
Los Angeles, CA         Showrooms                                              4,115   Leased
Commerce, CA            Office/Showroom                                       37,117   Leased
London, England         Office/Showroom                                        4,000   Leased
China                   Warehouse/Office                                     168,052   Leased
Taiwan                  Office/Warehouse                                       1,725   Leased
New York, NY            Warehouse                                              3,800   Leased
Tianjin, PRC            Office                                                24,327   Leased
New York, NY            Showrooms                                             46,228   Leased
Sheffield, England      Manufacturing/Warehouse/Showroom                      42,000    Owned

ITEM 3. Legal Proceedings

The Company has been named as a defendant in certain legal actions arising from its normal business activities, including routine copyright and trademark litigation, which actions are considered normal in the businesses in which the Company is engaged.

ITEM 4. Submission of Matters to A Vote of Security Holders

During the fourth quarter of 2000, no matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

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

Dividends Paid

The Company has never paid cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company's ability to pay dividends is restricted by terms of the Senior Revolving Credit Facility and the Senior Notes. The Company intends to retain all earnings to provide funds for the operation and expansion of its businesses.

ITEM 6. Selected Financial Data

The following selected consolidated financial information as of December 31, 2000 through 1996 and for each of the years in the five-year period ended December 31, 2000 has been derived from the consolidated financial statements of the Company. The consolidated balance sheets of the Company as of December 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, together with the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

                                                                              Year Ended December 31,
                                                       ----------------------------------------------------------------------
                                                            2000          1999           1998          1997          1996
                                                                       (in thousands, except per share data)
Income Statement Data:
Net sales ...........................................     $ 356,598     $ 305,270      $ 290,406     $ 290,862     $ 270,931
Cost of sales .......................................       259,729       221,199        212,968       214,881       193,480
                                                       ------------- -------------  ------------- ------------- -------------
Gross profit ........................................        96,869        84,071         77,438        75,981        77,451
Selling, general and administrative expenses ........        77,524        69,079         65,017        72,740        57,664
Asset dispositions, impairment of
   long-lived assets and restructuring costs (1) ....          (532)      (15,596)         5,170             -             -
Other operating income (2) ..........................        (1,982)       (3,358)        (5,662)       (2,366)       (3,948)
                                                       ------------- -------------  ------------- ------------- -------------
Income from operations ..............................        21,859        33,946         12,913         5,607        23,735
Interest expense ....................................       (24,223)      (24,643)       (23,709)      (16,027)       (3,150)
Interest income .....................................            70           137             34           257           771
Other income (3) ....................................             -             -              -         2,184        11,900
                                                       ------------- -------------  ------------- ------------- -------------
Income (loss) before income taxes ...................        (2,294)        9,440        (10,762)       (7,979)       33,256
Provision (benefit) for income taxes ................          (575)        4,251        .(2,690)       (2,306)       12,471
                                                       ------------- -------------  ------------- ------------- -------------
Income (loss) from continuing operations
   before extraordinary gain ........................        (1,719)        5,189         (8,072)       (5,673)       20,785
Extraordinary gain on early extinguishment of debt,
   net of income taxes of $2,527 ....................         3,636             -              -             -             -
                                                       ------------- -------------  ------------- ------------- -------------
Net income (loss) ...................................         1,917         5,189         (8,072)       (5,673)       20,785
Preferred stock dividend accrued ....................         2,940         2,624          2,344         1,530             -
                                                       ------------- -------------  ------------- ------------- -------------
Net income (loss) applicable to common stockholders .     $  (1,023)    $   2,565      $ (10,416)    $  (7,203)    $  20,785
                                                       ============= =============  ============= ============= =============
Basic earnings (loss) per share:
   Income (loss) from continuing operations
      before extraordinary gain .....................     $   (0.45)    $    1.37      $   (2.13)    $   (1.09)    $    2.39
   Extraordinary gain on early extinguishment of
      debt, net of income taxes of $2,527 ...........          0.96             -              -             -             -
   Preferred stock dividend accrued .................         (0.78)        (0.69)         (0.62)        (0.29)
                                                       ------------- -------------  ------------- ------------- -------------
      Net income (loss) per common share ............     $   (0.27)    $    0.68      $   (2.75)    $   (1.38)    $    2.39
                                                       ============= =============  ============= ============= =============
      Weighted-average number of shares outstanding .         3,784         3,784          3,784         5,216         8,695
                                                       ============= =============  ============= ============= =============
Diluted earnings (loss) per share:
   Income (loss) from continuing operations
      before extraordinary gain .....................     $   (0.45)    $    1.37      $   (2.13)    $   (1.09)    $    2.36
   Extraordinary gain on early extinguishment of
      debt, net of income taxes .....................          0.96             -              -             -             -
   Preferred stock dividend accrued .................         (0.78)        (0.69)         (0.62)        (0.29)
                                                       ------------- -------------  ------------- ------------- -------------
Net income (loss) per common share ..................     $   (0.27)    $    0.68      $   (2.75)    $   (1.38)    $    2.36
                                                       ============= =============  ============= ============= =============
   Shares:
      Weighted-average number of shares outstanding .         3,784         3,784          3,784         5,216         8,695
      Effect of dilutive stock options ..............             -             -              -             -           104
                                                       ------------- -------------  ------------- ------------- -------------
      Adjusted weighted-average number of shares
         outstanding ................................         3,784         3,784          3,784         5,216         8,799
                                                       ============= =============  ============= ============= =============

                                                                         December 31,
                                     ------------------------------------------------------------------------------------
                                        2000           1999                  1998               1997               1996
                                        ----           ----                  ----               ----               ----
BALANCE SHEET DATA:                                        (in thousands, except per share data)
Working capital..................    $ 110,101      $ 123,439              $ 105,117          $ 114,106         $ 121,244
Total assets.....................      301,090        266,517                285,220            266,249           228,580
Total debt (4)...................      215,868        187,669                211,201            183,900             6,636
Stockholders' equity.............       22,224         21,337                 16,538             25,153           171,574
Book value per common share......        (1.38)         (0.84)                 (1.41)              1.49             19.73

(1) Consists of a gain on disposal of the Company's primary east coast distribution facility in 1999 and the write down of the value of certain assets in 1999 and 1998. See Note 2 to the Company's Financial Statements.

(2) Consists primarily of revenue related to licensing the Farberware name. The years prior to 1998 also include income from the sale of Farberware inventory net of certain selling, general and administrative expenses.

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

                                                                             Percentage of Net Sales
                                                            -----------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------
                                                                      2000              1999               1998
                                                                      ----              ----               ----
Net sales................................................             100.0%            100.0%             100.0%
Cost of sales............................................              72.8              72.5               73.3
                                                            ----------------    --------------    ---------------
Gross profit.............................................              27.2              27.5               26.7
Selling, general and administrative expenses.............              21.7              22.6               22.4
Impairment of long-lived assets and other
  assets disposition (1) ................................              (0.1)             (5.1)               1.8
Other operating income (2)...............................              (0.5)             (1.1)              (1.9)
                                                            ----------------    --------------    ---------------
Income from operations...................................               6.1              11.1                4.4
Interest expense, net....................................              (6.7)             (8.0)              (8.1)
                                                            ----------------    --------------    ---------------
Income (loss) before income taxes........................              (0.6)              3.1               (3.7)
Provision (benefit) for income taxes.....................              (0.1)              1.4               (0.9)
                                                            ----------------    --------------    ---------------
Income (loss) from continuing operations.................              (0.5)%             1.7%              (2.8)%
                                                            ================    ==============    ===============

(1) Consists of a gain on disposal of its primary east coast distribution facility in 1999 and the write down of the value of certain assets in 1999 and 1998. See Note 2 to the Company's consolidated financial statements.

(2) Consists primarily of licensing income including licenses of the Farberware tradename.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales increased 16.8% to $356.6 million for the year ended December 31, 2000 from $305.3 million for the year ended December 31, 1999. This increase reflects the continued strong demand for housewares products designed by the Company including fountains, stainless steel flatware, lighting, candles and accessories. Giftware sales also increased versus the prior year including sales of licensed giftware to specialty retailers. Changes in normal product prices did not materially impact net sales.

Gross profit increased 15.2% to $96.9 million for the year ended December 31, 2000 from $84.1 million for the year ended December 31, 1999. Gross profit as a percentage of sales was 27.2% for the year ended December 31, 2000 compared to 27.5% for the comparable 1999 period. The 0.3 percentage point decrease in percentage gross profit primarily reflects the mix of the products sold during the period including sales of discontinued products and additional provisions for slow moving inventories. The change in gross profit as a percentage of sales was not materially impacted by change in normal product pricing.

Selling, general and administrative expenses ("S, G & A expenses") was $77.5 million or 21.7% as a percentage of net sales for the year ended December 31, 2000 compared to 22.6% or $69.1 million for the comparable 1999 period. The $8.4 million increase in S,G & A expenses reflects higher royalties, commissions, and advertising related to the increased sales volume and investment in additional sales, marketing staff as well as higher spending for information technology. The 0.9 percentage point improvement in S, G & A expenses to sales for the year ended December 31, 2000 reflects spending controls put into place to reduce the growth in S, G & A below the rate of growth in sales volume. In 2001, the Company has entered into a sourcing arrangement with a specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold their licensed products. The effect of the new arrangement will be to reduce sales and royalty expense and increase commission revenue. The Company does not expect an adverse impact on financial results as a result of the new arrangement.

Income from operations was $21.9 million and $33.9 million for the years ended December 31, 2000 and 1999, respectively. During 1999, income from operations included $15.6 million relating to the recording of asset dispositions and impairments including a $.5 million severance expense accrual. During 2000 the separation benefits were not required and the $.5 million accrual was reversed in the fourth quarter with a corresponding benefit to income from operations. Excluding these adjustments, income from operations increased $3.1 million or 16.9% to $21.4 from $18.3 million for the years ended December 31, 2000 and 1999, respectively.

Interest expense, net was $24.2 million for the year ended December 31, 2000 compared to $24.5 million in the same period of 1999. This decrease in interest expense primarily reflects the effect in 2000 of the November 1999 receipt of proceeds from the sale of the Company's Revere, MA property and the subsequent pay down of debt, offset by increased borrowings for working capital purposes due to higher sales volume and higher interest rates on the Company's Revolving Credit Facilities.

The benefit for income taxes was $0.6 million for the year ended December 31, 2000 compared to a provision of $4.3 million for the year ended December 31, 1999. The estimated effective income tax rate of 25% for the year ended December 31, 2000 compares to a 45% rate for the same period in the prior year. The tax rate in 1999 reflected the impact of recognizing the gain on the east coast distribution facility sale which increased the proportion of income taxed at higher U.S. tax rates compared with lower foreign tax rates, in comparison to 2000. The Company estimates the 2001 effective tax rate will be 25%.

During the fourth quarter of 2000, the Company purchased an aggregate of $16,450 of its Notes on the open market resulting in an extraordinary gain on early debt extinguishment of $3,636, net of $2,527 in income taxes.

Net loss applicable to common stockholders for the year ended December 31, 2000 was $(1.0) million or $(0.27) per share compared to net income applicable to common stockholders for the year ended December 31, 1999 of $2.6 million or $0.68 per share on adjusted weighted average shares of 3,784,018 in both years.

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

Income from operations also included asset dispositions in 1999 and charges for impairment of long-lived assets in 1999 and 1998. In November 1999 the Company sold its primary east coast distribution facility for $29.5 million. The sale of this facility resulted in a net gain of approximately $17.1 million. The Company simultaneously entered into a short-term leaseback of approximately 40% of the distribution facility. In connection with the disposition of the facility the Company recorded separation benefits of approximately $0.5 million for 42 hourly employees and three salaried employees, all of which is accrued at December 31, 1999 and was expected to be fully paid by the end of the first quarter of 2001. During 2000 the separation benefits were not required and the $.5 million accrual was reversed in the fourth quarter of 2000 with a corresponding benefit to income from operations in that year. In April, 1999, the Company sold undeveloped land adjacent to this facility for a gain of approximately $0.8 million.

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

Net income applicable to common stockholders for the year ended December 31, 1999 was $2.6 million or $0.68 per share compared to a net loss applicable to common stockholders for the year ended December 31, 1998 of ($10.4) million or ($2.75) per share on adjusted weighted average shares of 3,784,018 in both years.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2000 was $24.2 million. The primary use of cash was the increase in accounts receivable related to the higher sales volume during the fourth quarter compared with the prior year. Inventories decreased from $94.1 million at December 31, 1999 to $92.7 million at December 31, 2000 due to improved procedures to control inventory levels and the timing of inventory purchases, and to lower projected sales for the first quarter of 2001, due to the change to a sourcing arrangement for certain previously licensed products noted above.

The Company's working capital requirements are seasonal and tend to be highest in the period from September through December due to the Christmas selling season. Accounts receivable tend to decline during the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $7.9 million for the year ended December 31, 2000. These expenditures relate primarily to computer equipment and systems, and machinery, equipment and tools and dies for the Company's manufacturing and distribution facilities, including capital expenditures to add distribution capabilities to the Company's East Boston and North Dighton facilities due to the relocation of activities formerly located at the

Company's Revere, MA facility which was sold in November, 1999. See Note 2 to the accompanying consolidated financial statements.

At December 31, 2000, the Company had a Senior Revolving Credit Facility (the "Revolving Credit Facility") which provided for $123,000 of borrowings, including a $30,000 sublimit for the issuance of standby and commercial letters of credit. In accordance with the terms of its Senior Notes Indenture, the Revolving Credit Facility was reduced by $7,000 effective as of November 21, 2000 as a result of the permanent application of certain proceeds from the November 22, 1999 sale of its primary east coast facility.

The Company also has debt financing in the form of $148.55 million of 11% Senior Notes (the "Notes") which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. During the fourth quarter of 2000, the Company purchased an aggregate of $16.45 million of its Notes on the open market resulting in an extraordinary gain of $3,636, net of $2,527 in income taxes.

The Company's level of indebtedness will have several important effects on its future operation, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Revolving Credit Facility and the Indenture governing the Senior Notes will require the Company to meet certain financial tests, and other restrictions may limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company believes that borrowings available under the Revolving Credit Facility, as amended, will be sufficient to finance the Company's working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $148.55 million Notes and under its operating leases) and fund planned capital expenditures through December 31, 2001.

See Note 5 to the accompanying consolidated financial statements for additional discussion on borrowings, availability, covenants and dividend restrictions of the Company under its Revolving Credit Facilities and its Notes due April 15, 2007.

See Note 9 for a description of the dividend and liquidation terms of the Company's Cumulative Redeemable Preferred Stock.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The standard requires that all companies record derivatives in the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133, as required, the first quarter of fiscal year 2001, and such adoption will not have a material impact on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which is effective no later than the quarter ended December 31, 2000. SAB 101 clarifies the SEC's views regarding the recognition of revenue. The Company adopted SAB 101 during 2000. The adoption of SAB 101 did not have a significant impact on the Company's consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or Eurodollar rate. The effect of a 10% change in the prime or the Eurodollar rate would not have a material impact on the Company's financial results. The Company also has fixed debt financing of $148,550 of 11% Senior Notes due April 15, 2007 that had a fair value of $89,130 as of December 31, 2000 based upon recent private market trades. There is inherent rollover risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

The Company transacts sales and purchases primarily in U.S. dollars and maintains minimum cash balances denominated in foreign currencies. The Company does not enter into foreign currency hedge transactions. Through December 31, 2000, foreign currency fluctuations have not had a material impact on the Company's consolidated financial position or results of operations or cash flows in any one year and the Company does not believe that its exposure to foreign currency rate fluctuations is material.

ITEM 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Report of Independent Auditors...............................................................................  19
Consolidated Financial Statements:
    Consolidated balance sheets as of December 31, 2000 and 1999.............................................  20
    Consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998...............  21
    Consolidated statements of stockholders' equity for the years ended December 31, 2000, 1999 and 1998.....  22
    Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998...............  23
    Notes to consolidated financial statements...............................................................  24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Syratech Corporation:

We have audited the accompanying consolidated balance sheets of Syratech Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syratech Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 30, 2001

                      SYRATECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                               December 31,
                                                                           --------------------
                                                                             2000        1999
                                                                           --------    --------
ASSETS
Current assets:
   Cash and equivalents ................................................   $  3,442    $  1,451
   Accounts receivable, net ............................................    103,637      69,267
   Inventories .........................................................     92,749      94,096
   Deferred income taxes ...............................................     14,156      13,187
   Prepaid expenses and other ..........................................      3,318       3,273
                                                                           --------    --------
       Total current assets ............................................    217,302     181,274

Property, plant and equipment, net .....................................     71,776      71,689
Purchase price in excess of net assets acquired, net....................      6,566       6,308
Other assets, net ......................................................      5,446       7,246
                                                                           --------    --------
       Total ...........................................................   $301,090    $266,517
                                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Revolving loan facilities and notes payable .........................   $ 67,318    $ 22,669
   Accounts payable ....................................................     13,642      11,673
   Accrued expenses ....................................................     14,801      11,697
   Accrued interest ....................................................      4,120       3,999
   Accrued compensation ................................................      3,421       3,012
   Accrued advertising .................................................      3,610       3,569
   Income taxes payable ................................................        289       1,216
                                                                           --------    --------
       Total current liabilities .......................................    107,201      57,835

Long - term debt .......................................................    148,550     165,000
Deferred income taxes ..................................................     20,547      19,671
Pension liability ......................................................      2,568       2,674
Commitments and contingencies

   Preferred stock, $.01 par value, 500,000 shares authorized;
    (25,000 designated as cumulative redeemable preferred stock,
     18,000 shares issued and outstanding, liquidation value of $18,000, includes accrued and unpaid dividends of $9,438 and $6,498
     in 2000 and 1999, respectively) ...................................     27,438      24,498
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,784,018 shares issued and outstanding ...............         38          38
   Deficit .............................................................     (4,331)     (3,308)
   Accumulated other comprehensive income ..............................       (921)        109
                                                                           --------    --------
       Total stockholders' equity ......................................     22,224      21,337
                                                                           --------    --------
       Total ...........................................................   $301,090    $266,517
                                                                           ========    ========


                    See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                           For the Years Ended December 31,
                                                                          ---------------------------------
                                                                            2000        1999         1998
                                                                          --------    --------    ---------
Net sales .............................................................   $356,598    $305,270    $ 290,406
Cost of sales .........................................................    259,729     221,199      212,968
                                                                          --------    --------    ---------
     Gross profit .....................................................     96,869      84,071       77,438

Selling, general and administrative expenses ..........................     77,524      69,079       65,017
Asset dispositions, impairment of long-lived assets
    and restructuring costs ...........................................       (532)    (15,596)       5,170
Other operating income ................................................     (1,982)     (3,358)      (5,662)
                                                                          --------    --------    ---------
     Income from operations ...........................................     21,859      33,946       12,913

Interest expense ......................................................    (24,223)    (24,643)     (23,709)
Interest income .......................................................         70         137           34
                                                                          --------    --------    ---------
     Income (loss) before provision (benefit) for income taxes ........     (2,294)      9,440      (10,762)

 Provision (benefit) for income taxes .................................       (575)      4,251       (2,690)
                                                                          --------    --------    ---------
     Income (loss) from continuing operations before extraordinary gain     (1,719)      5,189       (8,072)

Extraordinary gain on early extinguishment of debt, net of
    income taxes of $2,527 ............................................      3,636        --           --
                                                                          --------    --------    ---------
Net income (loss) .....................................................      1,917       5,189       (8,072)

Preferred stock dividends accrued .....................................      2,940       2,624        2,344
                                                                          --------    --------    ---------
     Net income (loss) applicable to common stockholders ..............   $ (1,023)   $  2,565    $ (10,416)
                                                                          ========    ========    =========

Basic and diluted income (loss) per share:
     Income (loss) from continuing operations before extraordinary gain   $  (0.45)   $   1.37    $   (2.13)
     Extraordinary gain on early extinguishment of debt, net of
         income taxes of $2,527 .......................................       0.96        --           --
     Preferred stock dividends accrued ................................      (0.78)      (0.69)       (0.62)
                                                                          --------    --------    ---------
  Net income (loss) per common share ..................................   $  (0.27)   $   0.68    $   (2.75)
                                                                          ========    ========    =========

  Weighted-average number of shares outstanding .......................      3,784       3,784        3,784
                                                                          ========    ========    =========

                   See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                      (in thousands, except for share data)

                                                           Cumulative
                                                           Redeemable                  Accumulated
                                      Common Stock       Preferred Stock     Retained     Other
                                    ------------------  ------------------   Earnings  Comprehensive
                                      Shares    Amount   Shares    Amount    (Deficit)    Income        Total
                                    ---------- -------  --------  --------   --------  ------------- -----------
Balance, January 1, 1998 .........   3,784,018  $   38   18,000   $ 19,530   $  4,816    $    769    $ 25,153
Other ............................                                               (273)                   (273)
Accrued preferred stock dividend .                                   2,344     (2,344)                     --
Comprehensive income:
   Translation adjustment ........                                                           (270)       (270)
   Net loss ......................                                             (8,072)                 (8,072)
                                                                                                     --------
     Total comprehensive loss ....                                                                     (8,342)
                                     ---------  ------   ------   --------   --------    --------    --------
Balance, December 31, 1998 .......   3,784,018      38   18,000     21,874     (5,873)        499      16,538
Accrued preferred stock dividend .                                   2,624     (2,624)                     --
Comprehensive income:
   Translation adjustment ........                                                           (390)       (390)
   Net income ....................                                              5,189                   5,189
                                                                                                     --------
     Total comprehensive income ..                                                                      4,799
                                     ---------  ------   ------   --------   --------    --------    --------
Balance, December 31, 1999 .......   3,784,018      38   18,000     24,498     (3,308)        109      21,337
Accrued preferred stock dividend .                                   2,940     (2,940)                     --
Comprehensive income:
   Translation adjustment ........                                                           (695)       (695)
   Minimum pension adjustment ....                                                           (335)       (335)
   Net income ....................                                              1,917                   1,917
                                                                                                     --------
     Total comprehensive income ..                                                                        887
                                     ---------  ------   ------   --------   --------    --------    --------
Balance, December 31, 2000 .......   3,784,018  $   38   18,000   $ 27,438   $ (4,331)   $   (921)   $ 22,224
                                     =========  ======   ======   ========   ========    ========    ========


                 See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                             2000        1999       1998
                                                          --------    --------    --------
Cash flows from operating activities:
Net income (loss) .....................................   $  1,917    $  5,189    $ (8,072)
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization ....................      8,618       8,582       7,857
     Deferred income taxes ............................        (93)      2,788      (4,059)
     Pension liability ................................       (106)       (291)       (171)
     Impairment of long-lived assets ..................                  1,747       5,170
     Gain on sale of property .........................                (17,988)
     Gain on extinguishment of debt before income taxes     (6,163)
     (Gain) loss on disposal of assets and other ......        (17)        (22)         42
     Increase (decrease) in assets and liabilities:
       Accounts receivable ............................    (34,370)        434      (6,235)
       Inventories ....................................      1,347      (7,491)     (2,999)
       Prepaid expenses and other .....................        (45)     (1,629)        719
       Accounts payable and accrued expenses ..........      5,644      (1,976)       (346)
       Income taxes payable ...........................       (927)        798         418
                                                          --------    --------    --------
Net cash used in operating activities .................    (24,195)     (9,859)     (7,676)
                                                          --------    --------    --------
Cash flows from investing activities:
 Purchases of property, plant and equipment ...........     (7,919)     (6,519)    (13,166)
 Proceeds from disposal of assets .....................        278      32,591           1
 Other ................................................       (105)         67         194
                                                          --------    --------    --------
Net cash provided by (used in) investing activities ...     (7,746)     26,139     (12,971)
                                                          --------    --------    --------
Cash flows from financing activities:
  Net borrowings under revolving loan facilities ......     44,649     (23,532)     27,301
  Retirement of outstanding senior notes ..............     (9,793)
  Other ...............................................         (5)                   (356)
                                                          --------    --------    --------
Net cash provided by (used in) financing activities ...     34,851     (23,532)     26,945
                                                          --------    --------    --------
Effect of exchange rate changes .......................       (919)       (306)       (270)
                                                          --------    --------    --------
Net increase (decrease) in cash and equivalents .......      1,991      (7,558)      6,028
Cash and equivalents, beginning of year ...............      1,451       9,009       2,981
                                                          --------    --------    --------
Cash and equivalents, end of year .....................   $  3,442    $  1,451    $  9,009
                                                          ========    ========    ========

                  See notes to consolidated financial statements.

                      SYRATECH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except for share and per share data)

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

Earnings (Loss) Per Share

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact of potential common shares from options and warrants, using the treasury stock method. There were no potential common shares in 2000, 1999 or 1998.

Comprehensive Income (Loss)

Comprehensive income is comprised of net income, foreign currency translation adjustments and minimum pension liability adjustments.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include income taxes, reserves for potentially obsolete and slow moving inventory, and reserves for potential bad debts and sales returns.

                      SYRATECH CORPORATION AND SUBSIDIARIES

Revenue Recognition

Revenue is recognized when products are shipped. The Company provides allowances for estimated doubtful accounts and sales returns based on historical experience and evaluation of specific accounts. Such allowances were comprised of the following:

                                                December 31,
                                       ----------------------------
                                            2000             1999
                                       -----------        ---------
Sales returns and allowances ........     $ 10,041          $ 7,405
Doubtful accounts ...................        1,881            1,606
                                       -----------        ---------
                                          $ 11,922          $ 9,011
                                       ===========        =========

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which is effective no later than the quarter ended December 31, 2000. SAB 101 clarifies the SEC's views regarding the recognition of revenue. The Company adopted SAB 101 during 2000. The adoption of SAB 101 did not have a significant impact on the Company's consolidated financial statements.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company manages its cash credit risk by maintaining cash and cash equivalents with financial institutions that it believes are financially sound. In regards to accounts receivable, the Company performs on going credit evaluations of its customers. The Company sells its products to a multitude of customers in numerous geographical locations. There is no disproportionate concentration of risk.

Customers

Substantially all customers are retailers. No base of customers in one geographic area constitutes a significant portion of sales. Sales to one customer represented 12.2% and 10.6% of 2000 and 1999 consolidated net sales, respectively. No single customer represented 10% or greater of consolidated net sales in 1998. In 2000, one customer represented 17.2% of net accounts receivable. In 1999, another customer represented 13.9% of net accounts receivable.

Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with a remaining maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method. See Note 3.

Property, Plant and Equipment

Purchased property, plant and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease term. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets and over the terms, if shorter, of the related leases, as follows:

                                                     Years
                                                     -----
                 Buildings and improvements         2 to 39
                 Tools and dies                     3 to 50
                 Machinery and equipment            3 to 10
                 Other                              3 to 10

                      SYRATECH CORPORATION AND SUBSIDIARIES

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

Other Assets

Other assets consist principally of deposits, deferred fees, deferred financing costs and deferred long-term rent. Deferred financing costs are being amortized using the interest method over the terms of the related loans. Accumulated amortization aggregated approximately $4,744 and $3,685 at December 31, 2000 and 1999, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred. These costs are recorded in selling, general and administrative expenses and totaled $4,440, $4,196 and $4,417 in the years ended December 31, 2000, 1999 and 1998, respectively.

Financial Instruments

The carrying values of cash and equivalents, accounts receivable, accounts payable and borrowings under revolving credit facilities approximate fair value due to the short-term nature of these instruments. The fair value of the Notes (Note 5) was estimated to be $89,130 as of December 31, 2000, based upon recent private market trades.

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

                      SYRATECH CORPORATION AND SUBSIDIARIES

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and income and expense items are translated at the average rates of exchange prevailing during each year. The effects of foreign currency fluctuations on the foreign subsidiaries' assets and liabilities have been recorded directly to other comprehensive income included as a component of stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations and comprehensive income.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The standard requires that all companies record derivatives in the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133, as required, the first quarter of fiscal year 2001, and such adoption will not have a material impact on the consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Cash Flow Information

Supplemental cash flow information is as follows:

Cash paid during the year for:

                                    2000           1999              1998
                                    ----           ----              ----
    Interest...................   $22,941         $23,318           $22,653
                                  =======         =======           =======
    Income taxes...............   $ 2,190         $ 1,118           $ 1,045
                                  =======         =======           =======

                      SYRATECH CORPORATION AND SUBSIDIARIES

2. Asset Dispositions, Impairment of Long-Lived Assets and Restructuring Costs

In November 1999 the Company sold its primary east coast distribution facility for $29,500. The sale of this facility resulted in a net gain of approximately $17,140. The Company simultaneously entered into a short-term leaseback of approximately 40% of the distribution facility (which ended on January 31, 2001). Also in 1999, the Company sold undeveloped land adjacent to this facility for a gain of approximately $756. In connection with the disposition of the facility, the Company recorded separation benefits of approximately $532 for 42 hourly employees and three salaried employees, all of which was accrued at December 31, 1999. During 2000 the separation benefits were not required and the $532 accrual was reversed in the fourth quarter with a corresponding benefit recorded in the statement of operations.

In the fourth quarter of 1999, the Company wrote down the value of certain assets by approximately $1,157. These write-downs relate to abandonment of certain manufacturing equipment at its Gastonia, North Carolina, facility with a book value of approximately $1,057. The remaining asset write-downs relate to the finalization of amounts relative to the shutdown of the El Paso facility discussed below. Other less significant asset write-downs and adjustments aggregated a net charge of $611. All amounts provided in 1999 were fully utilized during 2000.

In the fourth quarter of 1998, the Company wrote down the value of certain assets primarily relating to its facilities in El Paso, Texas, and one facility in Gastonia, North Carolina, where the carrying values had been impaired by an aggregate of $4,307 after management's decision to shut down and sell the facilities. The El Paso facility was sold in December of 1999 and was leased back through June 30, 2000. The Company relocated its warehousing activities to a newly leased 85,000 sq. ft. facility also in El Paso. The Gastonia facility was shut down on June 15, 1999. No additional charges or credits were required after 1998. Also included in the fourth quarter of 1998 is a charge for $627 related to impaired equipment and tooling that was abandoned at other Company facilities and $236 representing a decline in the estimated fair value of a property held for sale since 1997.

3. Inventories

Inventories by major classification are as follows:

                                              December 31,
                                       ------------------------
                                           2000          1999
                                       ----------    ----------
    Raw materials..................      $ 10,757      $ 11,137
    Work-in-process................         8,062         6,115
    Finished goods.................        73,930        76,844
                                       ----------    ----------
              Total................      $ 92,749      $ 94,096
                                       ==========    ==========

                      SYRATECH CORPORATION AND SUBSIDIARIES

4. Property, Plant and Equipment

Property, plant and equipment was comprised of the following:

                                                      December 31,
                                              ---------------------------
                                                 2000              1999
                                              ---------         ---------
    Land and improvements.............         $  6,359          $  6,524
    Buildings and improvements........           52,153            50,021
    Tools and dies....................           18,604            17,928
    Machinery and equipment...........           40,068            37,039
    Other.............................            3,988             3,290
    Construction in progress..........            1,873               910
                                              ---------         ---------
         Total........................          123,045           115,712
    Less accumulated depreciation.              (51,269)          (44,023)
                                              ---------         ---------
      Net.............................         $ 71,776          $ 71,689
                                              =========         =========

Capitalized interest is not material to the Company's consolidated financial statements in any year presented.

Unrecorded commitments for property, plant and equipment are not material to the Company's consolidated financial statements at December 31, 2000.

5. Revolving Loan Facilities and Notes Payable

Revolving Loan Facilities

The Company has a Senior Revolving Credit Facility (the "Revolving Credit Facility") dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998 and March 26, 2001) which at
December 31, 2000 provided for $123,000 of borrowings, including a $30,000 sublimit for the issuance of standby and commercial letters of credit. In accordance with the terms of its Senior Notes Indenture, the Revolving Credit Facility was reduced by $7,000 effective as of November 21, 2000 as a result of the permanent application of certain proceeds from the November 22, 1999 sale of its primary east coast facility. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 212.5 basis points (8.69% using the 30-day Eurodollar rate at December 31, 2000) or the Prime Rate plus 50 basis points (10.0% at December 31, 2000). The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 2000 was 9.9%. The Revolving Credit Facility expires on April 16, 2002. Pursuant to the terms of the Revolving Credit Facility, as amended, the Company is required during February and March of each year to maintain excess availability of at least $25,000. The obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company (the "Issuer/Guarantor Parent") and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries' (the "Guarantor Subsidiaries") and at least 65% of the foreign subsidiaries' ("Non-Guarantor Subsidiaries") outstanding capital stock (Note
14). The Revolving Credit Facility, as amended, contains customary covenants of the Company and the subsidiary borrowers, including but not limited to capital expenditures, and minimum consolidated net worth on or after December 31, 1997 to be at least $1.00 (not in thousands). In addition, the Revolving Credit Facility, as amended, includes covenants requiring a minimum ratios of earnings before income taxes, depreciation, amortization, and certain adjustments ("EBITDA"), as defined, including funded debt to EBITDA and fixed charge coverage, as defined. Management believes the Company is in compliance with the covenants, as amended, as of December 31, 2000 and for the year then ended. At December 31, 2000, there was $66,441 outstanding under this facility and of these borrowings, $40,000 were at the Eurodollar rate. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $43,976 at December 31, 2000.

                      SYRATECH CORPORATION AND SUBSIDIARIES

Notes Payable

The Company also has debt financing of $148,550 of 11% Senior Notes (the "Notes") which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. During the fourth quarter of 2000, the Company purchased an aggregate of $16,450 of its Notes on the open market resulting in an extraordinary gain of $3,636, net of $2,527 in income taxes. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries ("Guarantor Subsidiaries") but not of its foreign subsidiaries (See
Note 14). Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Notes are redeemable, in whole or in part, at the Company's option after April 15, 2002.

The Company's ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Notes. The Notes also include financial covenants, which are less restrictive than the covenants contained in the Revolving Credit Facility. Cross default provisions exist between the Notes and the Revolving Credit Facility.

Other Debt Facilities

The Company has outstanding borrowings of $877 under one of Wallace's Puerto Rican subsidiaries' $1,000 debt facility (the "Facility"), expiring on May 31, 2001. The Facility bears interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 175 basis points (8.31 % using the 30-day Eurodollar rate at December 31, 2000) or the bank's Prime Rate less 25 basis points (9.25% at December 31, 2000). Availability under the Facility was $123 at December 31, 2000. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 2000 was 9.2%.

Borrowings under the Facility were uncollateralized; however, the pledge of assets owned by one of the subsidiaries as collateral for other loans was prohibited. Borrowings under the Facility were guaranteed by the Company and cross-guaranteed by certain other subsidiaries.

The Company's C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 ("Overdraft Facility") which provides for borrowings of (pound)250. Borrowings made under the Overdraft Facility bear interest at the bank's base rate plus 1% (7.0% at December 31, 2000). The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft Facility as renewed on August 23, 2000 is due on demand and expires on April 30, 2001. Availability under the Overdraft Facility was (pound)241 at December 31, 2000. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 2000 was 7.0%.

                      SYRATECH CORPORATION AND SUBSIDIARIES

6.   Income Taxes

The provisions (benefit) for income taxes from continuing operations before extraordinary gain, excluding $2,527 of deferred tax expense reported as a reduction of the extraordinary item reported for fiscal 2000, are as follows:

                                                                          Year Ended December 31,
                                                           ---------------------------------------------------
                                                               2000                1999               1998
                                                               ----                ----               ----

Current:
   Federal.........................................          $       380           $     87           $      -
   State...........................................                  506                579                489
   Foreign.........................................                1,159                797                880
                                                           --------------      -------------      -------------
                                                                   2,045              1,463              1,369
                                                           --------------      -------------      -------------
Deferred:
   Federal.........................................               (2,412)             3,198             (4,042)
   State...........................................                 (208)              (410)               (17)
   Foreign.........................................                    -                  -                  -
                                                           --------------      -------------      -------------
                                                                  (2,620)             2,788             (4,059)
                                                           --------------      -------------      -------------
       Total provisions............................          $      (575)          $  4,251           $ (2,690)
                                                           ==============      =============      =============

The reconciliations between the Company's effective income tax rate and the U.S. federal statutory rate from continuing operations before extraordinary gain are as follows:

                                                                          Year Ended December 31,
                                                           ----------------------------------------------------
                                                               2000                1999               1998
                                                               ----                ----               ----
Federal statutory rate..............................              (35.0)%              35.0%            (35.0)%
State taxes, net of federal income tax benefit......                7.0 %               2.4%              1.4 %
Foreign income taxes (including Puerto Rico)........               (3.4)%               6.2%              5.1 %
Other...............................................                6.4 %               1.4%              3.5 %
                                                           --------------      -------------      -------------
Effective income tax rate...........................              (25.0)%              45.0%            (25.0)%
                                                           ==============      =============      =============



The components of income before provision (benefit) for income taxes from continuing operations before extraordinary gain were comprised of the following:

                                                                          Year Ended December 31,
                                                           ----------------------------------------------------
                                                               2000                1999               1998
                                                               ----                ----               ----
Domestic...........................................          $    (7,598)         $   3,859          $ (15,090)
Foreign............................................                5,304              5,581              4,328
                                                           --------------      -------------      -------------
    Total..........................................          $    (2,294)         $   9,440          $ (10,762)
                                                           ==============      =============      =============

                      SYRATECH CORPORATION AND SUBSIDIARIES

Provisions have been made for taxes on the majority of the undistributed earnings of Syratech H.K. and Wallace's Puerto Rican subsidiaries which are ultimately expected to be remitted to the parent company. In addition, the Company has permanently invested a portion of the undistributed earnings of these subsidiaries. It is not practical to estimate the amount of unrecognized deferred tax liability attributable to these undistributed foreign earnings.

Wallace's Puerto Rican subsidiaries operate under grants from the Commonwealth of Puerto Rico exempting 90% of their income from taxation until December 2003. Had the Company not been eligible for the tax exemption, net loss for 2000 would have increased by $1,217, net income in 1999 would have decreased by $985 and the net loss for 1998 would have increased by $1,105, and earnings per share would have been decreased by approximately $.32, $.26 and $.29, respectively.

The tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                                                     December 31,
                                                           ---------------------------------
                                                                2000               1999
                                                                ----               ----
      Accounts receivable.........................           $     5,458         $    3,803
      Inventory...................................                 2,282              1,576
      Reserves and accruals.......................                 1,366              1,794
     Operating loss carryforwards.................                 7,710              7,353
      Other.......................................                   471                845
                                                           --------------      -------------
         Total....................................                17,287             15,371
      Valuation allowance.........................                (3,131)            (2,184)
                                                           --------------      -------------
    Net current deferred tax asset................           $    14,156         $   13,187
                                                           ==============      =============

     Property, plant and equipment................           $   (11,247)        $  (11,928)
     Deferred compensation........................                   874              1,021
     Foreign earnings to be remitted..............               (10,174)            (8,764)
                                                           --------------      -------------
      Net non-current deferred tax liability......           $   (20,547)        $  (19,671)
                                                           ==============      =============




The valuation allowance relates primarily to the potential unusable portion of foreign tax loss carryforwards, and increased as a result of fiscal 2000 losses by a foreign subsidiary.

7.   Commitments and Contingencies

The Company and its subsidiaries have various operating lease commitments for buildings and equipment. The lease agreements generally require the Company to pay insurance, real estate taxes, and maintenance and contain various renewal options. Future minimum rental payments for all noncancellable operating leases for each of the next five years and thereafter are as follows:

                  2001..................................           $3,980
                  2002..................................            3,237
                  2003..................................            2,559
                  2004..................................            1,949
                  2005..................................            1,403
                  Subsequent to 2005....................            1,623

Rent expense for all operating leases was approximately $5,636, $3,951 and $4,570 in 2000, 1999 and 1998, respectively.

                      SYRATECH CORPORATION AND SUBSIDIARIES

The Company's Rauch, Inc. subsidiary has entered into long term Purchase Commitments (Supply Agreements) with two vendors located in Kentucky and Pennsylvania for glass components used in the manufacture of Christmas ornaments. The Supply Agreements provide for the vendors to supply and Rauch to purchase, certain minimum quantities. At the end of December 31, 2000, the approximate future purchase commitments under the Supply Agreements were as follows:

           2001.................................................         $3,950
           2002.................................................          3,950

Certain subsidiaries were contingently obligated for outstanding letters of credit, trade acceptances and similar instruments aggregating $7,707 at December 31, 2000 (Note 5). The assets of Syratech H.K. are pledged as collateral for certain of these contingent obligations.

8.   Employee Benefit Plans

The following information is provided in accordance with the provisions of SFAS No. 132, " Employers' Disclosures about Pensions and other Postretirement Benefits."

401(K) Savings Plans

The Company has two 401(k) savings plans (the "Plans"). The Plans cover substantially all employees of its domestic and Puerto Rican subsidiaries, and are subject to certain minimum age and length of employment requirements. Under the Plans, the Company matches 50% of the first five hundred twenty dollars contributed and 30% thereafter, of the participants' contributions up to 6% of compensation. The Company also has a savings plan, established in 1991, covering substantially all employees of the Company's Hong Kong subsidiary. Under the Hong Kong plan, the Company contributes up to 10% of the participants' compensation. The Company contributed an aggregate of $581, $510 and $617 to all of these plans in 2000, 1999 and 1998.

Officers Retirement Plan

The Company has employment agreements with certain officers for terms ranging from three to five years.

Agreements with five of the Company's officers provide for other retirement benefit payments. Two agreements provide that the benefit payments be based upon two percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives' retirement dates multiplied by the number of years of service. In addition, one of the agreements provides for a 100% survivor benefit for the executive's spouse. Two agreements provide for benefit payments based upon the greater of (i) $75,000 or (ii) one-half of one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives' retirement dates multiplied by the number of years of service. One agreement with an officer provides for benefit payments based upon the greater of (i) $75,000 or (ii) one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives' retirement dates multiplied by the number of years of service. On April 16, 1997 an employment agreement with an officer was amended so as to (i) change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide for a minimum base salary of $1,150 per annum, (iii) establish $1,150 as the minimum amount upon which the officer's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, an employment agreement with another officer was amended to change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term. On July 29, 1998, the Company entered into Amendment No. 1 to Mr. Florence's Amended and Restated Employment Agreement which provides, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit. The terms of the Amendment provide for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit provided that such payments are allowed under the terms of the Company's credit agreements, as amended.

                      SYRATECH CORPORATION AND SUBSIDIARIES

These agreements provide for minimum annual salaries aggregating $2,580 and certain other benefits. Pension expense is determined using assumptions at the beginning of the year. Assumptions used in determining the actuarial present value of the projected benefit obligation include a discount rate of 6.75% in 2000, 1999, and 1998, and a rate of future increases in benefit compensation of 3%. An additional minimum liability of $335 for fiscal year 2000 is recorded within other comprehensive income.

Change in projected benefit obligation:

                                                             2000             1999             1998
                                                             ----             ----             ----

Benefit obligation at beginning of year .......            $    2,717       $   3,261        $   3,529
Service cost ..................................                   158             198              265
Interest cost .................................                   123             160              185
Actuarial loss/(gain) .........................                   621             (10)             174
Payments ......................................                  (892)           (892)            (892)
                                                        --------------    ------------     ------------
Benefit obligation at end of year  ............            $    2,727       $   2,717        $   3,261
                                                        ==============    ============     ============

Components of net periodic benefit costs:


                                                             2000             1999             1998
                                                             ----             ----             ----

Service cost for benefits earned...............            $      158       $     198        $     265
Interest cost benefit obligation...............                   123             160              185
Amortization of prior service cost.............                   (34)            (34)             (34)
Amortization of loss...........................                     6              26               37
                                                        --------------    ------------     ------------
Net periodic pension cost......................            $      253       $     350        $     453
                                                        ==============     ============    ============


Funded status as of December 31, 2000 and 1999:

                                                                2000           1999
                                                                ----           ----
Actuarial present value of obligations:
Accumulated benefit obligation.................                $   2,568      $   2,479
                                                            =============  =============
Projected benefit obligation...................                $   2,727      $   2,717
Fair value of plan assets......................                        -              -
                                                            -------------  -------------
Projected benefit obligation in excess
  of plan assets...............................                    2,727          2,717
Unrecognized prior service cost................                      265            298
Unrecognized gain/(loss).......................                     (759)          (341)
Additional minimum liability                                         335
                                                            -------------  -------------
Net accrued pension liability..................                $   2,568      $   2,674
                                                            =============  =============


Other

The Company's C. J. Vander subsidiary also has an employee benefit plan. The Company's obligation under the plan is not material to the Company's consolidated financial position or results of operations.

                      SYRATECH CORPORATION AND SUBSIDIARIES

9.   Stockholders' Equity

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

Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred Stock for the purpose of calculating succeeding years' dividends. At December 31, 2000, $9,438 was accrued.

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

10.   Related-Party Transactions

In connection with the 1997 merger between the Company and THL Transaction I Corp, a Delaware corporation, controlled by affiliates of Thomas H. Lee Company ("THL"), the Company entered into a Management Agreement with THL for which the Company pays an annual management fee in the amount of $450. The Company paid and expensed $450 in 2000, 1999 and 1998 under this arrangement.

11.   Segment Disclosures

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products. This segment generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The Company has determined that it only has one reportable segment meeting the criteria established under SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", as the Company's chief operating decision maker, as defined, (determined to be the Chief Executive Officer and President) and the Board of Directors do not manage any part of the Company separately and review and evaluate only the Company's consolidated operating results.

The Company's operations are conducted primarily in the United States of America
(US), with only two locations representing individually more than 10% of revenues or income from operations: the US and Hong Kong. The Company also conducts operations in the United Kingdom (UK) and in other countries; however these operations are individually insignificant and have been included in "Other Foreign" below.

                      SYRATECH CORPORATION AND SUBSIDIARIES

The following presents information in accordance with SFAS No. 131:

                                                  Year Ended December 31,
                                  ------------------------------------------------
                                      2000              1999              1998
                                      ----              ----              ----
Product Offerings:
Net sales:
   Tabletop and Giftware......     $  230,076       $   202,563       $   184,545
   Seasonal...................        126,522           102,707           105,861
                                 -------------    --------------    --------------
      Total...................     $  356,598       $   305,270       $   290,406
                                 =============    ==============    ==============

Geographic Location:
Net sales:
   United States..............     $  291,721       $   250,454       $   230,762
   Hong Kong..................         57,900            48,124            55,070
   Other foreign..............          6,977             6,692             4,574
                                 -------------    --------------    --------------
     Total....................     $  356,598       $   305,270       $   290,406
                                 =============    ==============    ==============

Income (loss) from operations:
   United States..............     $   16,573       $    28,355       $     8,525
   Hong Kong..................          7,245             6,794             4,924
   Other foreign..............         (1,959)           (1,203)             (536)
                                 -------------    --------------    --------------
     Total....................     $   21,859       $    33,946       $    12,913
                                 =============    ==============    ==============

Identifiable assets:
   United States..............     $  283,026       $   249,299       $   268,133
   Hong Kong..................          7,833             6,108             7,867
   Other foreign..............         10,231            11,110             9,220
                                 -------------    --------------    --------------
     Total....................     $  301,090       $   266,517       $   285,220
                                 =============    ==============    ==============


12.   Litigation

The Company has been named as a defendant in certain legal actions arising from its normal business activities. The Company carries insurance against liability for certain types of risks. Although the amount of liability that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                      SYRATECH CORPORATION AND SUBSIDIARIES

13.       Quarterly Results (Unaudited)

                            SUPPLEMENTARY INFORMATION
                          Quarterly Results (unaudited)

                                                                  First        Second        Third          Fourth
                                                                 Quarter       Quarter      Quarter        Quarter
                                                               ------------  ------------ -------------  -------------
Year Ended December 31, 2000:
Net sales..........................................              $  55,327     $  47,141    $  119,806     $  134,324
Gross profit.......................................                 14,864        12,426        36,349         33,230
Income (loss) from operations......................                 (3,337)       (3,220)       15,707         12,709
Income (loss) before provision (benefit) for
     income taxes .................................                 (8,779)       (8,721)        9,357          5,849
Income (loss) from continuing operations
     before extraordinary gain ....................                 (6,584)       (6,535)        7,012          4,388
Extraordinary gain on debt extinguishment .........                                                             3,636
Preferred stock dividend accrued ..................                   (735)         (735)         (735)          (735)
Net income (loss) applicable to common
     stockholders .................................                 (7,319)       (7,270)        6,277          7,289
Basic and diluted income (loss) per share:
   Income (loss) from continuing operations
       before extraordinary gain ..................              $   (1.74)    $   (1.72)   $     1.85     $     1.16
   Extraordinary gain net of income taxes .........                                                              0.96
   Preferred stock dividend accrued ...............                  (0.19)        (0.20)        (0.19)         (0.20)
                                                               ------------  ------------ -------------  -------------
   Net income (loss) per common share .............              $   (1.93)    $   (1.92)   $     1.66     $     1.92
                                                               ============  ============ =============  =============
   Weighted-average number of shares
       outstanding ................................                  3,784         3,784         3,784          3,784
                                                               ============  ============ =============  =============

Year Ended December 31, 1999:
Net sales..........................................              $  42,726     $  42,064    $  112,587     $  107,893
Gross profit.......................................                 12,839        12,002        31,875         27,355
Income (loss) from operations......................                 (2,990)       (1,788)       13,507         25,217
Income (loss) before provision (benefit) for
    income taxes ..................................                 (8,663)       (6,983)        7,021         18,065
Income (loss) from continuing operations...........                 (6,498)       (5,236)        5,264         11,659
Preferred stock dividend accrued ..................                   (656)         (656)         (656)          (656)
Net income (loss) applicable to common
    stockholders ..................................                 (7,154)       (5,892)        4,608         11,003
Basic and diluted income (loss) per share:
Income (loss) from continuing operations...........              $   (1.72)    $   (1.38)   $     1.39     $     3.08
   Preferred stock dividend accrued ...............                  (0.17)        (0.18)        (0.17)         (0.17)
                                                               ------------  ------------ -------------  -------------
   Net income (loss) per common share .............              $   (1.89)    $   (1.56)   $     1.22     $     2.91
                                                               ============  ============ =============  =============
   Weighted-average number of shares
       outstanding ................................                  3,784         3,784         3,784          3,784
                                                               ============  ============ =============  =============

During the fourth quarter of 2000 the separation benefits recorded in 1999 as a result of the sale of the Company's primary east coast warehouse were not required and the $532 accrual was reversed with a corresponding benefit to the statement of operations (see Note 2). A subsidiary of the Company recorded $1,425 of additional provisions for excess and slow moving inventory, also during the fourth quarter.

During the fourth quarter of 1999, the Company adjusted the income tax rate to 45% for the full year, which is higher than the estimated effective income tax rate of 25% recorded through September 30, 1999. The increased income tax rate reflects the impact from the gain recorded from the sale of a warehouse (see
Note 2).

                      SYRATECH CORPORATION AND SUBSIDIARIES

14.   Supplemental Consolidating Financial Statements

The following supplemental consolidating financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries (Note 5), and the Non-Guarantor Subsidiaries (Note 5). Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                          YEAR ENDED DECEMBER 31, 2000


                                                              Issuer/                        Non-
                                                             Guarantor      Guarantor      Guarantor
                                                              Parent       Subsidiaries   Subsidiaries   Eliminations Consolidated
                                                           -------------  -------------  ------------- -------------- -------------
ASSETS
Current assets:
   Cash and equivalents  .............................      $              $       968    $     2,474    $            $      3,442
   Accounts receivable, net  .........................                          97,839          5,798                      103,637
   Inventories  ......................................                          87,767          5,441          (459)        92,749
   Deferred income taxes  ............................            4,797          9,359                                      14,156
   Prepaid expenses and other  .......................              113          2,799            406                        3,318
                                                          -------------  -------------  -------------  ------------  --------------
       Total current assets  .........................            4,910        198,732         14,119          (459)       217,302

Property, plant and equipment, net  ..................                          68,676          3,150           (50)        71,776
Purchase price in excess of net assets acquired  .....                           6,066                          500          6,566
Other assets, net  ...................................            5,790            150                         (494)         5,446
Investment  ..........................................           49,665          9,793                      (59,458)             -
                                                           -------------  -------------  -------------  ------------ --------------
       Total  ........................................      $    60,365    $   283,417    $    17,269    $  (59,961)  $    301,090
                                                           =============  =============  =============  ============ ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable  ......      $              $    67,318    $         -    $            $     67,318
   Accounts payable ..................................                           7,556          6,086                       13,642
   Accrued expenses ..................................               41         13,570          1,190                       14,801
   Accrued interest ..................................            3,832            288                                       4,120
   Accrued compensation ..............................                           2,997            424                        3,421
   Accrued advertising ...............................                           3,610                                       3,610
   Income taxes payable ..............................           (9,893)         7,315            346         2,521            289
                                                           -------------  -------------  -------------  ------------ --------------
       Total current liabilities  ....................           (6,020)       102,654          8,046         2,521        107,201
Long-term debt  ......................................          165,000                                     (16,450)       148,550
Deferred income taxes  ...............................           10,174         10,373                                      20,547
Pension liability ....................................                           2,568                                       2,568
Intercompany (receivable) payable  ...................          (13,127)        36,379        (21,860)       (1,392)             -
Stockholders' equity  ................................          (95,662)       131,443         31,083       (44,640)        22,224
                                                           -------------  -------------  -------------  ------------ --------------
       Total  ........................................      $    60,365    $   283,417    $    17,269    $  (59,961)  $    301,090
                                                           =============  =============  =============  ============ ==============


                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                          YEAR ENDED DECEMBER 31, 1999

                                                            Issuer/                      Non-
                                                           Guarantor     Guarantor     Guarantor
                                                            Parent      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                         ------------   ------------  ------------   ------------  -------------

ASSETS
Current assets:
   Cash and equivalents  ...........................     $              $       587   $       864    $            $      1,451
   Accounts receivable, net  .......................                         64,087         5,180                       69,267
   Inventories  ....................................                         88,181         5,874            41         94,096
   Deferred income taxes  ..........................          5,399           7,788                                     13,187
   Prepaid expenses and other  .....................            113           2,319           841                        3,273
                                                         -----------   -------------  ------------   -----------  -------------
        Total current assets  ......................          5,512         162,962        12,759            41        181,274

Property, plant and equipment, net  ................                         68,073         3,664           (48)        71,689
Purchase price in excess of net assets acquired  ...                          6,308                                      6,308
Other assets, net  .................................          7,117             129                                      7,246
Investment  ........................................         49,665                                     (49,665)
                                                        ------------  -------------- -------------  ------------ --------------
        Total  .....................................     $   62,294     $   237,472   $    16,423    $  (49,672)  $    266,517
                                                        ============  ============== =============  ============ ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan facilities and notes payable  ....     $              $    22,579   $        90    $            $     22,669
   Accounts payable ................................                          7,259         4,414                       11,673
   Accrued expenses ................................             37          11,337           323                       11,697
   Accrued interest ................................          3,832             167                                      3,999
   Accrued compensation ............................                          2,726           286                        3,012
   Accrued advertising .............................                          3,569                                      3,569
   Income taxes payable ............................        (10,644)         11,284           570             6          1,216
                                                        ------------  -------------- -------------  ------------ --------------
        Total current liabilities  .................         (6,775)         58,921         5,683             6         57,835
Long-term debt  ....................................        165,000                                                    165,000
Deferred income taxes  .............................          8,764          10,907                                     19,671
Pension liability ..................................                          2,674                                      2,674
Intercompany (receivable) payable  .................        (25,545)         42,800       (17,255)            -

Stockholders' equity  ..............................        (79,150)        122,170        27,995       (49,678)        21,337
                                                        ------------  -------------- -------------  ------------ --------------
        Total  .....................................     $   62,294     $   237,472   $    16,423    $  (49,672)  $    266,517
                                                        ============  ============== =============  ============ ==============


                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000


                                       Issuer/                      Non-
                                      Guarantor   Guarantor      Guarantor
                                       Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                     ----------  ------------  ------------  ------------  ------------



Net sales ......................     $            $  292,115    $  130,932    $  (66,449)   $  356,598
Cost of sales  .................                     217,367       108,811       (66,449)      259,729
                                     ----------  ------------  ------------  ------------  ------------
     Gross profit  .............                      74,748        22,121                      96,869

Selling, general and administrative
  expenses  ....................           450        60,239        16,835                      77,524
Asset dispositions, impairments
  restructuring  ...............                        (532)                                     (532)
Other operating income  ........                      (1,982)                                   (1,982)
                                     ----------  ------------  ------------  ------------  ------------

     Income (loss) from operations        (450)       17,023         5,286             -        21,859

Interest expense  ..............       (22,309)       (1,880)          (34)                    (24,223)
Interest income  ...............                          18            52                          70
                                     ----------  ------------  ------------  ------------  ------------

     Income (loss) before provisions
     (benefit) for income taxes        (22,759)       15,161         5,304                       (2,294)

Provision (benefit) for income taxes    (6,556)        4,822         1,159                        (575)
                                     ----------  ------------  ------------  ------------  ------------
     Income (loss) from continuing
       operations before
       extraordinary gain  .....        (16,203)       10,339         4,145             -        (1,719)

Extraordinary gain on early
  extinguishment of debt, net of
  income taxes of $2,527 ......          3,636                                                   3,636
                                     ----------  ------------  ------------  ------------  ------------
     Net income (loss) ........        (12,567)       10,339         4,145                       1,917

Preferred stock dividends accrued        2,940                                                   2,940
                                     ----------  ------------  ------------  ------------  ------------

Net income (loss) applicable to
  common stockholders                $ (15,507)   $   10,339    $    4,145    $        -    $   (1,023)
                                     ==========  ============  ============  ============  ============

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999


                                       Issuer/                      Non-
                                      Guarantor   Guarantor      Guarantor
                                       Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                     ----------  ------------  ------------  ------------  ------------



Net sales ......................     $            $  250,550    $   94,864    $  (40,144)   $  305,270

Cost of sales  .................                     186,145        75,198       (40,144)      221,199
                                     ----------  ------------  ------------  ------------  ------------
     Gross profit  .............                      64,405        19,666             -        84,071

Selling, general and administrative
  expenses  ....................           450        54,541        14,119           (31)       69,079
Asset dispositions and impairment
  of long-lived assets
  and restructuring costs.......                     (15,552)          (44)                    (15,596)
Other operating income  ........                      (3,358)                                   (3,358)
                                     ----------  ------------  ------------  ------------  ------------

     Income (loss) from operations        (450)       28,774         5,591            31        33,946

Interest expense  ..............       (19,573)       (5,019)          (51)                    (24,643)
Interest income  ...............                          96            41                         137
Dividend income  ...............        14,390             -                     (14,390)
                                     ----------  ------------  ------------  ------------  ------------

Income (loss) before provisions
  (benefit) for income taxes  ..        (5,633)       23,851         5,581       (14,359)        9,440

Provision (benefit) for income taxes    (4,625)        8,080           796                       4,251
                                     ----------  ------------  ------------  ------------  ------------

     Net income (loss) .........        (1,008)       15,771         4,785       (14,359)        5,189

Preferred stock dividends accrued        2,624                                                   2,624
                                     ----------  ------------  ------------  ------------  ------------

Net income (loss) applicable to
  common stockholders                $  (3,632)   $   15,771    $    4,785    $  (14,359)   $    2,565
                                     ==========  ============  ============  ============  ============

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998


                                       Issuer/                      Non-
                                      Guarantor   Guarantor      Guarantor
                                       Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                     ----------  ------------  ------------  ------------  ------------



Net sales ......................     $            $  230,782    $   91,234    $  (31,610)   $  290,406
Cost of sales  .................                     173,373        71,205       (31,610)      212,968
                                     ----------  ------------  ------------  ------------  ------------
     Gross profit  .............                      57,409        20,029             -        77,438

Selling, general and administrative
  expenses  ....................           450        49,304        15,406          (143)       65,017
Asset dispositions and impairment
  of long-lived assets  ........                       4,935           235                       5,170
Other operating income  ........                      (5,662)                                   (5,662)
                                     ----------  ------------  ------------  ------------  ------------

     Income (loss) from operations        (450)        8,832         4,388           143        12,913

Interest expense  ..............       (19,569)       (4,048)          (92)                    (23,709)
Interest income  ...............             1             1            32                          34
                                     ----------  ------------  ------------  ------------  ------------

Income (loss) before provisions
  (benefit) for income taxes  ..       (20,018)        4,785         4,328           143       (10,762)

Provision (benefit) for income taxes    (4,850)        1,280           880                      (2,690)
                                     ----------  ------------  ------------  ------------  ------------

     Net income (loss) .........       (15,168)        3,505         3,448           143        (8,072)

Preferred stock dividends accrued        2,344                                                   2,344
                                     ----------  ------------  ------------  ------------  ------------

Net income (loss) applicable to
  common stockholders                $ (17,512)   $    3,505    $    3,448    $      143    $  (10,416)
                                     ==========  ============  ============  ============  ============

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                           Issuer/                        Non-
                                                         Guarantor      Guarantor      Guarantor
                                                           Parent      Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                        ------------  -------------  ------------- -------------- --------------
 Cash flows from operating activities:

 Net income (loss) ....................................   $(12,567)     $ 10,339       $  4,145        $     --      $  1,917
 Adjustments to reconcile net income to net
    cash provided by (used in) operations:
   Depreciation and amortization ......................        916         7,091            611                         8,618
   Deferred income taxes ..............................      2,012        (2,105)                                         (93)
   Gain on extinguishment of debt, before income taxes      (6,163)                                                    (6,163)
   Gain or (loss) on disposal of assets ...............                      (17)                                         (17)
   Pension liability ..................................                     (106)                                        (106)
    Increase (decrease) in assets and liabilities:
       Accounts receivable ............................    (28,985)       (4,767)          (618)                      (34,370)
       Inventories ....................................                      914            433                         1,347
       Prepaid expenses and other .....................        497          (977)           435                           (45)
       Accounts payable and accrued expenses ..........          4         2,963          2,677                         5,644
       Income taxes payable ...........................      3,278        (3,981)          (224)                         (927)
       Intercompany account ...........................     41,094       (36,147)        (4,947)             --
                                                          --------      --------       --------        --------      --------
Net cash (used in) provided by operating activities ...         86       (26,793)         2,512              --       (24,195)
                                                          --------      --------       --------        --------      --------
 Cash flows from investing activities:
  Purchases of property, plant and equipment ..........                   (7,598)          (321)                       (7,919)
  Proceeds from disposal of assets ....................                      186             92                           278
  Other ...............................................        (82)          (23)                                        (105)
                                                          --------      --------       --------        --------      --------
Net cash (used in) investing activities ...............        (82)       (7,435)          (229)             --        (7,746)
                                                          --------      --------       --------        --------      --------
 Cash flows from financing activities:
  Net borrowings under revolving loan facilities ......                   44,739            (90)                       44,649
  Retirement of outstanding senior notes ..............                   (9,793)            --                        (9,793)
  Other ...............................................         (4)           (1)                                          (5)
                                                          --------      --------       --------        --------      --------
Net cash provided by (used in) financing activities ...         (4)       34,935            (90)             --        34,851
                                                          --------      --------       --------        --------      --------

Effect of exchange rate changes on cash and equivalents                     (336)          (583)                         (919)
                                                          --------      --------       --------        --------      --------
Net increase (decrease) in cash and equivalents .......         --           381          1,610              --         1,991

Cash and equivalents, beginning of year ...............         --           587            864                         1,451
                                                          --------      --------       --------        --------      --------
Cash and equivalents, end of year .....................   $     --      $    968       $  2,474        $     --      $  3,442
                                                          ========      ========       ========        ========      ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                           Issuer/                        Non-
                                                         Guarantor      Guarantor      Guarantor
                                                           Parent      Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                        ------------  -------------  ------------- -------------- --------------
Cash flows from operating activities:
Net income (loss) .....................................   $ (1,008)     $ 15,771       $  4,785        $(14,359)     $  5,189
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization ......................      1,422         6,527            633                         8,582
   Deferred income taxes ..............................      6,217        (3,429)                                       2,788
   Pension liability ..................................                     (291)                                        (291)
   Impairment of long-lived assets
      and other asset dispositions ....................                    1,791            (44)                        1,747
   Dividend income ....................................    (14,390)                                      14,390
   Gain on sale of property ...........................                  (17,988)                                     (17,988)
   (Gain) loss on disposal of assets and other ........                      (32)           10                            (22)
   Increase (decrease) in assets and liabilities:
       Accounts receivable ............................                      746           (312)                          434
       Inventories ....................................                   (6,851)          (640)                       (7,491)
       Prepaid expenses and other .....................                   (1,259)          (370)                       (1,629)
       Accounts payable and accrued expenses ..........                   (3,808)         1,832                        (1,976)
       Income taxes payable ...........................    (10,842)       11,488            152                           798
       Intercompany account ...........................     18,684       (12,998)        (5,655)            (31)
                                                          --------      --------       --------        --------      --------
Net cash provided by (used in) operating activities ...         83       (10,333)           391                        (9,859)
                                                          --------      --------       --------        --------      --------
Cash flows from investing activities:
  Purchases of property, plant and equipment ..........                   (5,551)          (968)                       (6,519)
  Proceeds from disposal of assets ....................                   32,089            502                        32,591
  Other ...............................................        (83)          150                                           67
                                                          --------      --------       --------        --------      --------
Net cash provided by (used in) investing activities ...        (83)       26,688           (466)             --        26,139
                                                          --------      --------       --------        --------      --------
Cash flows from financing activities:
  Change in revolving loan facilities .................                  (23,264)         (268)                       (23,532)
                                                          --------      --------       --------        --------      --------
Net cash provided by (used in) financing activities ...                  (23,264)         (268)                       (23,532)
                                                          --------      --------       --------        --------      --------
Effect of exchange rate changes on cash and equivalents                                    (306)                         (306)
                                                          --------      --------       --------        --------      --------
Net decrease in cash and equivalents ..................                   (6,909)          (649)                       (7,558)

Cash and equivalents, beginning of year ...............                    7,496          1,513                         9,009
                                                          --------      --------       --------        --------      --------
Cash and equivalents, end of year .....................   $     --      $    587       $    864        $     --      $  1,451
                                                          ========      ========       ========        ========      ========

                      SYRATECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998


                                                          Issuer/                       Non-
                                                        Guarantor      Guarantor     Guarantor
                                                          Parent      Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                      -------------- ------------- ------------- -------------- --------------
Cash flows from operating activities:
Net income (loss) ..................................... $(15,168)       $  3,505       $ 3,448       $ 143        $ (8,072)
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization ......................    1,419           5,930           508                       7,857
   Deferred income taxes ..............................   (1,869)         (2,036)         (154)                     (4,059)
   Pension liability ..................................                     (171)                                     (171)
   Impairment of long-lived assets
      and other asset dispositions ....................                    4,935           235                       5,170
   (Gain) loss on disposal of assets and other ........                                     42                          42
   Increase (decrease) in assets and liabilities:
       Accounts receivable ............................                   (3,893)       (2,342)                     (6,235)
       Inventories ....................................                   (2,519)         (480)                     (2,999)
       Prepaid expenses and other .....................     (113)            836            (4)                        719
       Accounts payable and accrued expenses ..........     (645)           (818)        1,117                        (346)
       Income taxes payable ...........................  (15,735)         15,657           496                         418
       Intercompany account ...........................   32,449         (28,889)       (3,417)       (143)
                                                        --------        --------       -------       -----        --------
Net cash (used in) provided by operating activities ...      338          (7,463)         (551)                     (7,676)
                                                        --------        --------       -------       -----        --------
Cash flows from investing activities:
  Purchases of property, plant and equipment ..........                  (12,645)         (521)                    (13,166)
  Other ...............................................                      212           (17)                        195
                                                        --------        --------       -------       -----        --------
Net cash used in investing activities .................                  (12,433)         (538)                    (12,971)
                                                        --------        --------       -------       -----        --------
Cash flows from financing activities:
  Change in revolving loan facilities .................                   27,301                                    27,301
  Other ...............................................     (356)                                                     (356)
                                                        --------        --------       -------       -----        --------
Net cash provided by (used in) financing activities ...     (356)         27,301                                    26,945
                                                        --------        --------       -------       -----        --------
Effect of exchange rate changes on cash and equivalents                                   (270)                       (270)
                                                        --------        --------       -------       -----        --------
Net increase (decrease) in cash and equivalents .......      (18)          7,405        (1,359)                      6,028

Cash and equivalents, beginning of year ...............       18              91         2,872                       2,981
                                                        --------        --------       -------       -----        --------
Cash and equivalents, end of year ..................... $     --        $  7,496       $ 1,513     $    --        $  9,009
                                                        ========        ========       =======     =======        ========

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable
                                    PART III

ITEM 10.   Directors and Executive Officers Of The Registrant

                                                                                                           Director
            Name                Age    Principal Occupation                                                  Since
            ----                ---    --------------------                                                  -----
Leonard Florence ..........     69    Chairman of the Board, Chief Executive Officer ..................     1986
                                         and President of the Company
E Merle Randolph ..........     68    Executive Vice President, International Manufacturing, Director..     1989
Michael S. Krause .........     60    Executive Vice President and Chief Operating Officer                    -
Ami A. Trauber ............     61    Executive Vice President of Finance, Administration,                    -
                                         Strategic Planning and Chief Financial Officer and
                                         Treasurer
Melvin L. Levine ..........     69    Vice President of Purchasing of the Company, Director ...........     1989
Alan R. Kanter ............     48    Vice President of Sales of the Company, Director ................     1997
Faye A. Florence ..........     44    Vice President and General Counsel; Secretary of the                    -
                                         Company
David V. Harkins ..........     60    Director ........................................................     1997
Thomas M. Hagerty .........     38    Director ........................................................     1997
Scott A. Schoen ...........     42    Director ........................................................     1997
Kent R. Weldon ............     33    Director ........................................................     1997
George R. Taylor  .........     30    Director ........................................................     2000


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

Ami A. Trauber was appointed Executive Vice President of Finance, Administration, Strategic Planning and Chief Financial Officer and Treasurer in February, 1998. Prior thereto Mr. Trauber served as Chief Financial Officer at Visual Edge Systems, Inc. and served as President, Chief Operating Officer, Director and Part Owner of Ed's West, Inc. He served as Corporate Vice President Finance and Control at Harcourt General, Inc. from 1978-1990. Mr. Trauber is also an officer and director of certain of the Company's subsidiaries.

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

David V. Harkins, President, Thomas H. Lee Partners, L.P. Mr. Harkins has been associated with the firm since its founding in 1975. In addition, he has over 30 years experience in the investment and venture capital industries with the John Hancock Mutual Life Insurance Company, where he began his career, as well as TA Associates and Massachusetts Capital Corporation. Mr. Harkins also founded National Dentex Corporation and serves as Chairman of the Board. He is currently a Director of Conseco, Inc., Cott Corporation, Fisher Scientific International, Inc., Metris Companies, Inc., Stanley Furniture Company, Inc and Tucker Anthony Sutro.

Thomas M. Hagerty, Managing Director, joined Thomas H. Lee Partners, L.P in 1988. Prior to joining the firm, Mr. Hagerty was in the Mergers and Acquisitions Department of Morgan Stanley & Co. Incorporated. Mr. Hagerty is currently a director of several public and private companies including Cott Corporation, ARC Holdings LLC, Tucker Anthony, Conseco Inc. and Metris Companies, Inc.

Scott A. Schoen, a Managing Director at the Thomas H. Lee Partners, L.P., joined the firm in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a Director of ARC Holdings LLC, Rayovac Corporation, TransWestern Publishing, United Industries Corporation and Wyndham International, Inc.

Kent R. Weldon, Managing Director, joined the Thomas H. Lee Partners, L.P in 1991. From 1989 to 1991, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Weldon is currently a director of Fisher Scientific International, Inc. and FairPoint Communication, Inc.

George R. Taylor is an Associate of Thomas H. Lee Partners, L.P. in Boston. He joined the firm in 1996 and prior to that he was a financial analyst at ABS Capital Partners of Baltimore.

Meetings Of The Board Of Directors

The Board of Directors consists of Leonard Florence, E. Merle Randolph, Melvin
L. Levine, Alan R. Kanter, David V. Harkins, Thomas M. Hagerty, Scott A. Schoen, Kent R. Weldon and George R. Taylor. The Chairman of the Board is Leonard Florence. The Board of Directors held a meeting on February 24, 1998 to replace those committees as constituted prior to the Merger. The reconstituted committees include an Audit Committee and a Compensation and Stock Option Committee.

The Audit Committee consists of Scott Schoen, Kent R. Weldon and Thomas M. Hagerty. Scott Schoen is the Chairman of the Audit Committee. This Committee has oversight authority and responsibility for the financial statements of the Company and its subsidiaries. In conjunction with its responsibilities, the Committee invites representatives of Deloitte & Touche LLP to be present, at its meetings.

The Compensation and Stock Option Committee consists of David V. Harkins, Thomas
M. Hagerty and George R. Taylor. Mr. Harkins is the Chairman of the Compensation and Stock Option Committee. The functions of the Compensation and Stock Option Committee include fixing the compensation and reviewing the salaries, of the Chief Executive Officer and the executive officers of the Company, including the review of incentive plans and benefits.

ITEM 11.   Executive Compensation

The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers during the fiscal years ended December 31, 2000, 1999 and 1998 for services rendered in all capacities to the Company and its subsidiaries.

                           Summary Compensation Table


                                                                    Annual Compensation (1)
                                                             -------------------------------------       All Other
                                                Fiscal               Salary              Bonus         Compensation
Name and Principal Position                      Year                  $                   $               $ (2)
                                             -------------   ----------------------  -------------  -------------------

Leonard Florence.........................      12/31/2000           $   1,150,000      $ 250,000         $      3,254
Chairman of the Board, President               12/31/1999           $   1,150,000      $       -         $    181,310
and Chief Executive Officer                    12/31/1998           $   1,150,000      $       -         $     19,496

Melvin L. Levine.........................      12/31/2000           $     390,000      $       -         $      3,254
Vice President of Purchasing                   12/31/1999           $     390,000      $  55,000         $      3,104
                                               12/31/1998           $     350,000      $       -         $      3,104

Alan R. Kanter...........................      12/31/2000           $     390,000      $       -         $      3,254
Vice President of Sales                        12/31/1999           $     390,000      $  55,000         $      3,104
                                               12/31/1998           $     350,000      $       -         $      3,104

Ami A. Trauber (3).......................      12/31/2000           $     355,000      $       -         $      2,539
Executive Vice President of Finance,           12/31/1999           $     355,000      $  50,000         $      2,433
Administation, Strategic Planning and          12/31/1998           $     302,500      $       -         $     34,771
Chief Financial Officer and Corporate
Treasurer

E. Merle Randolph........................      12/31/2000           $     325,000      $       -         $      3,254
Executive Vice President, International        12/31/1999           $     325,000      $  25,000         $      3,104
Manufacturing                                  12/31/1998           $     325,000      $       -         $      3,104



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

(2) During the year ended December 31, 1999 a life insurance policy with benefits payable to both Leonard Florence and the Company was cancelled and the Company's interest in such benefits totaling $178,206 was transferred to Mr. Florence. The estimated dollar value benefit of insurance premiums paid by the Company with respect to this policy for the year ended December 31, 1998 was $16,392. All other amounts represent contributions made by the Company to the accounts of Messrs. Florence, Levine, Kanter and Randolph pursuant to the Company's 401(k) Plan.

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

Stock Option Grants

The Company does not currently have a stock option plan, therefore there were no grants of stock options to any of the named executive officers during the fiscal year 2000. The Company does not grant stock appreciation rights ("SARs") of any kind.

Option Exercises/Value Of Unexercised Options

The Company does not currently have a stock option plan, therefore no stock options were exercised during fiscal year 2000 and there are no unexercised options at December 31, 2000.

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

Compensation And Stock Option Committee Report

The Members of the Compensation and Stock Option Committee of the Board of Directors (the "committee") are all non-employee directors. The Committee is charged with the responsibility of fixing the annual compensation of the Chief Executive Officer of the Company, and in consultation with the Chief Executive Officer of the Company, determining the annual compensation of the other executive officers of the Company and the officers of each subsidiary of the Company, subject in each case to any employment or other contract between the Company or a subsidiary thereof and any such officer. In addition, the Committee is charged with the responsibility to determine the payment of bonuses or other supplemental compensation to the Chief Executive Officer of the Company and, in consultation with the Chief Executive Officer, to determine payment of bonuses or other supplemental compensation to any other officer of the Company or any subsidiary thereof.

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

The Company was a party to employment agreements with certain of the named executive officers during fiscal year 2000. Such agreements were approved by both the Committee and the Board of Directors of the Company in August 1991 and fixed the minimum salary levels of such officers. Employment agreements with two of its officers, including the Chief Executive Officer were amended in August, 1995 reflecting changes to the annual retirement benefits to be received. Additionally, the employment agreements with Messrs. Randolph and Kanter were amended in July 1996, to provide, and during the same month Faye A. Florence and the Company entered into a Retirement Benefit Agreement that provides for certain retirement benefits to be received. Further, an employment agreement was entered into as of July, 1998 with an additional officer.

Upon consummation of the Merger, an employment agreement with an officer was amended so as to (i) change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide for a minimum base salary of $1,150 per annum, (iii) establish $1,150 as the minimum amount upon which the officer's retirement benefit (and the survivor's benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, an employment agreement with another officer was amended to change the officer's term of full-time employment from a rolling five-year term to a fixed five-year term.

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

Employment Agreements

Effective August 16, 1991, the Company entered into an employment agreement with Leonard Florence (the "Florence Employment Agreement") providing for the employment of Mr. Florence as Chief Executive Officer of the Company. The Florence Employment Agreement provided that the Company may, at its discretion, but without any obligation, increase Mr. Florence's base salary during the term of full-time employment. Once the base salary shall have been increased, it shall not thereafter be decreased without his written consent. The Florence Employment Agreement obligates Mr. Florence to provide certain advisory services to the Company during the five-year period following the term of Mr. Florence's full-time employment (the "Advisory Period") and provides for Mr. Florence to receive annual compensation during the Advisory Period in an amount equal to not less than 25% of his base salary during the final year of his full-time employment. During the period of his full-time employment and the Advisory Period, Mr. Florence is prohibited from engaging in any business that is competitive with any line of business in which the Company is engaged that contributes three percent or more of the gross revenues of the Company. The Florence Employment Agreement also provides for payment to Mr. Florence of a retirement benefit. Upon the consummation of the Merger, the Florence Employment Agreement ("the Amended and Restated Agreement" was amended so as to (i) change his term of full-time employment from a rolling-five-year term to a fixed five-year term, (ii) provide for a minimum base compensation of $1.15 million per annum, (iii) establish $1.15 million as the minimum amount upon which his retirement benefit (and survivors benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that are accorded to him informally under his prior arrangement with the Company. Under Section 162(m) of the Internal Revenue Code, so much of the compensation paid to Mr. Florence as exceeds $1 million annually may not be deductible by the Company for federal income tax purposes. On July 29, 1998, the Company entered into Amendment No. 1 ("the Amendment") to Mr. Florence's Amended and Restated Employment Agreement which provides, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit. The terms of the Amendment established fixed payment amounts and provided for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit. In addition to other benefits, in 1999 the Board of Directors voted to grant continued health benefits to Leonard Florence and his spouse for the remainder of each of their lives.

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


                             PENSION PLAN TABLE

                                          Years of Service
                                -----------------------------------------
           REMUNERATION            10              15              20
           -------------           --              --              --
                400,000          80,000         120,000          160,000
                500,000         100,000         150,000          200,000
                600,000         120,000         180,000          240,000

Mr. Levine has completed 14 years of credited service. Retirement benefits under the employment agreements are computed on the basis of a straight-life annuity and are not reduced by the benefits received under Social Security, but would be reduced by any benefits received under any Company funded pension plan that hereafter may be adopted.

The Company has also entered into employment agreements, effective as of August 16, 1991, with E. Merle Randolph, currently the Vice President, International Manufacturing, and Alan R. Kanter, Vice President of Sales of the Company. The agreements with Messrs. Randolph and Kanter are similar to those with Messrs. Florence and Levine described above, except that (i) the term of full-time employment of each of Messrs. Randolph and Kanter will continue until the third anniversary of receipt of a notice of termination given by the Company to the executive involved or by such executive to the Company, (ii) the period during which each of Messrs. Randolph and Kanter has agreed to provide advisory services to the Company (and to be bound by a non-competition agreement) following the term of his full-time employment will be the lesser of three years or six months for each year of his full-time employment beginning with the date of the employment agreement, with such advisory period and the coextensive non-competition covenant being subject to termination at the election of the Company on six months prior notice to the executive involved, and (iii) no provision was originally made therein for a payment of a retirement benefit.

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

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 15, 2001 concerning the beneficial ownership of Syratech Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (ii) by each director, and (iii) by each executive officer named in the Summary Compensation Table under "Executive Compensation" and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                         Shares of
                                                        Common Stock
                                                        Beneficially
Name                                                       Owned         Percentage
----                                                  ----------------- -------------
Leonard Florence (a)  ..............................      362,850           9.6%
E. Merle Randolph ..................................       17,000            *
Melvin L. Levine ...................................       44,256           1.2%
Alan R. Kanter .....................................       51,356           1.4%
Ami A. Trauber .....................................            0            *
David V. Harkins (b) ...............................    2,210,788          58.4%
Scott A. Schoen (b) ................................    2,205,936          58.3%
Thomas M. Hagerty (b) ..............................    2,204,316          58.3%
George R. Taylor (b) ...............................    2,196,216          58.0%
Kent R. Weldon (b) .................................    2,197,431          58.1%
Thomas H. Lee Company Affiliates (c) ...............    2,196,216          58.0%
Officers and Directors as a group (12 persons)......    2,708,812          71.6%
CMS Companies Inc. Affiliates (d) ..................      255,678           6.8%


*Less then 1% of the issued and outstanding Syratech Common Stock.

(a) The business address for Leonard Florence is c/o Syratech Corporation, 175 McClellan Highway, East Boston, Massachusetts, 02128-9114.

(b) The business address of this stockholder is c/o Thomas H. Lee Company, 75 State Street, Boston, Massachusetts 02109. Includes an aggregate of 2,196,216 shares of common stock owned by Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P. and THL Co-Investors III-A LLC which may be deemed to be beneficially owned by Messrs. Harkins, Hagerty, Schoen, Weldon and Taylor, Officers of Thomas H. Lee Company. Each of such persons disclaims beneficial ownership of such shares.

(c) THL Equity Advisors III limited Partnership ("Advisors"), the general partner of Thomas H. Lee Equity Fund III, L.P. and Thomas H. Lee Foreign Fund III, L.P., THL Equity Trust III ("Equity Trust"), the general partner of Advisors, Thomas H. Lee, Messrs. Harkins, Hagerty, Schoen and Weldon and other managing directors of Thomas H. Lee Company may be deemed to be beneficial owners of the shares of Syratech Common Stock held by such funds. Each of such persons maintains a principal business address at Suite 2600, 75 State Street, Boston, Massachusetts 02109. Each of such persons disclaims beneficial ownership of such shares.

(d) All such voting securities are owned by CMS Business Spectrum Fund L.P., CMS Co-Investment Subpartners, CMS Mid-Atlantic Business Opportunity Partners, L.P., and CMS diversified Partners. Each of such persons maintains a principal business address c/o CMS Companies, Inc. 1926 Arch Street, Philadelphia, PA 19103-1484.

ITEM 13.   Certain Relationships And Related Transactions

In connection with the Merger, the Company entered into a management agreement with the Thomas H. Lee Company for which the Company pays an annual management fee in the amount of $450.

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

                                       57

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

10.39 Lyme Properties LLC. Incorporated by reference from Exhibit 10.2 from 10-Q dated September 30, 1999.

10.40          Advice of Borrowing Terms between C.J. Vander Ltd/International
               Silver Company Ltd and Nat West P.L.C., dated March 10, 2000.
               Incorporated by reference from Exhibit 10.40 from 10-K dated
               December 31, 1999.

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

10.43 Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated July 31, 2000. Incorporated by reference from Exhibit 10 to Form 10-Q dated June 30, 2000.

10.44          Advice of Borrowing Terms between C. J. Vander Ltd. and Nat West
               Bank P.L.C., dated August 23, 2000. Incorporated by reference from Exhibit 10.1 to Form 10-Q dated September 30, 2000.

10.45          Letter Agreement dated August 24, 2000 between Syratech
               Corporation and affiliates and Bank of America, N.A.
               administrative agent for lenders under Loan and Security
               Agreement. Incorporated by reference from Exhibit 10.2 to Form
               10-Q dated September 30, 2000.

10.46          Amendment No. 5 dated as of March 26, 2001, to Loan and Security
               Agreement, dated as of April 16, 1997.

12 Computation of ratio of earnings before fixed charges to fixed charges.

22 List of Subsidiaries. Incorporated by reference from Exhibit 22 to Form S-4 Registration Statement No. 333-16917.

   (b)     Financial Statement Schedule:

  Schedule II:  Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 30th day of March, 2001.

                                        SYRATECH CORPORATION

                                        By: /s/ Ami A. Trauber
                                        -----------------------------------
                                                    Ami A. Trauber
                                                Executive Vice President,
                                      Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated below.

     SIGNATURE                                      TITLE                                       DATE
     ---------                                      -----                                       ----

  /s/ Leonard Florence                       Chairman of the Board of                        March 30, 2001
  --------------------                       Directors, Chief Executive
        Leonard Florence                     Officer and President (Principal
                                             Executive Officer)

  /s/ Ami A. Trauber                         Executive Vice President, Chief                 March 30, 2001
  ------------------                         Financial Officer and Treasurer
        Ami A. Trauber                       (Principal Financial and
                                             Accounting Officer)

  /s/ Thomas M. Hagerty                      Director                                        March 30, 2001
  ---------------------
        Thomas M. Hagerty

  /s/ David V. Harkins                       Director                                        March 30, 2001
  --------------------
        David V. Harkins

  /s/ Alan R. Kanter                         Director                                        March 30, 2001
  ------------------
        Alan R. Kanter

  /s/ Melvin L. Levine                       Director                                        March 30, 2001
  --------------------
        Melvin L. Levine

  /s/ E. Merle Randolph                      Director                                        March 30, 2001
  ---------------------
        E. Merle Randolph

  /s/ Scott A. Schoen                        Director                                        March 30, 2001
  -------------------
        Scott A. Schoen

  /s/ Kent R. Weldon                         Director                                        March 30, 2001
  ------------------
        Kent R. Weldon

  /s/ George R. Taylor                       Director                                        March 30, 2001
  --------------------
        George R. Taylor

                                   SCHEDULE II

                      SYRATECH CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


           Column A                     Column B          Column C         Column D        Column E
------------------------------         ----------   ----------------------- ----------     ---------
                                                       (1)       (2)
                                       Beginning of Costs and   Charged to                  End of
             Description                 Period     Expenses   Other Accts. Deductions      Period
             -----------                 -------    --------     --------   ---------      ---------

Year Ended December 31, 2000
Allowance for doubtful accounts          $ 1,606    $  1,424                $  (1,149)(a)  $  1,881
Sales returns and allowances               7,405      15,397                  (12,761)(b)    10,041
                                         -------    --------     --------   ---------      ---------
                                         $ 9,011    $ 16,821                $ (13,910)     $ 11,922
                                         =======    ========     ========   =========      =========

Year Ended December 31, 1999
Allowance for doubtful accounts            $ 836     $ 2,236                 $ (1,466)(a)   $ 1,606
Sales returns and allowances               6,120      12,003                  (10,718)(b)     7,405
                                         -------    --------     --------   ---------      ---------
                                         $ 6,956    $ 14,239         $ -    $ (12,184)      $ 9,011
                                         =======    ========     ========   =========      =========

Year Ended December 31, 1998
Allowance for doubtful accounts          $ 1,231       $ 467                   $ (862)(a)     $ 836
Sales returns and allowances               5,977      10,295                  (10,152)(b)     6,120
                                         -------    --------     --------   ---------      ---------
                                         $ 7,208    $ 10,762         $ -    $ (11,014)      $ 6,956
                                         =======    ========     ========   =========      =========


-----------------------

(a)   Doubtful accounts written off

(b)   Sales returns and other