Form 10-Q
period 2001-03-31
SYRATECH CORP
filed 2001-05-15
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

☐      TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☐    NO ☒

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 2001-
3,784,018

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000

             Condensed Consolidated Income Statements for the three month periods ended March 31, 2001 and 2000

             Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000

             Notes to Condensed Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             Signature

SYRATECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and equivalents	$2,525	$3,442
Accounts receivable, net	43,305	103,637
Inventories	104,011	92,749
Deferred income taxes	17,261	14,156
Prepaid expenses and other	3,690	3,318
Total current assets	170,792	217,302

Property, plant and equipment, net	71,026	71,776
Purchase price in excess of net assets acquired, net	6,482	6,566
Other assets, net	5,107	5,446
Total	$253,407	$301,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$29,030	$67,318
Accounts payable	12,922	13,642
Accrued expenses	13,152	15,178
Accrued interest	7,730	3,743
Accrued compensation	2,515	3,421
Accrued advertising	2,901	3,610
Income taxes payable	368	289
Total current liabilities	68,618	107,201

Long - term debt	148,550	148,550
Deferred income taxes	20,548	20,547
Pension liability	2,198	2,568
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, includes accrued and unpaid dividends of $10,261 and $9,438 in 2001 and 2000, respectively)	28,261	27,438
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(13,656)	(4,331)
Accumulated other comprehensive income(loss)	(1,150)	(921)
Total stockholders' equity	13,493	22,224
Total	$253,407	$301,090

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)
	Three Months Ended March 31,
	2001	2000
Net sales (1)	$41,707	$55,327
Cost of sales	31,894	40,463

Gross profit	9,813	14,864

Selling, general and administrative expenses	16,251	18,620
Other operating income	(444)	(419)

Loss from operations	(5,994)	(3,337)

Interest expense	(5,346)	(5,456)
Interest income	4	14

Loss before benefit for income taxes	(11,336)	(8,779)

Benefit for income taxes	(2,834)	(2,195)

Net loss	(8,502)	(6,584)

Preferred stock dividends accrued	823	735
Net loss applicable to common stockholders	$(9,325)	$(7,319)

Basic and diluted income (loss) per share:
Net income (loss) per common share	$(2.46)	$(1.93)

Weighted average number of shares outstanding	3,784	3,784

(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations for an explanation of sales decrease.

See notes to consolidated financial statements.

 SYRATECH CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(8,502)	$(6,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,359	2,239
Deferred income taxes	(3,104)	(2,422)
Pension liability	(370)	(779)
Increase (decrease) in assets and liabilities:
Accounts receivable	60,332	19,881
Inventories	(11,262)	(2,875)
Prepaid expenses and other	(372)	(972)
Accounts payable and accrued expenses	(374)	4,044
Income taxes payable	79	(601)
Net cash provided by operating activities	38,786	11,931

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,226)	(1,100)
Other	-	1
Net cash used in investing activities	(1,226)	(1,099)

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	(38,288)	(7,020)
Other	(189)	(160)
Net cash provided by (used in) financing activities	(38,477)	(7,180)
Net increase (decrease) in cash and equivalents	(917)	3,652
Cash and equivalents, beginning of period	3,442	1,451
Cash and equivalents, end of period	$2,525	$5,103

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except share and per share data)

1. FINANCIAL INFORMATION

             The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Certain prior year amounts have been reclassified to conform to the 2001 presentation. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10 - K.

             In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2001	2000
Cash paid during the period for:
Interest	$1,015	$590
Income taxes	$427	$686

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable preferred stock dividends	$823	$735

3. INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2001	2000

Raw materials	$10,641	$10,757
Work-in-process	11,213	8,062
Finished goods	82,157	73,930

Total	$104,011	$92,749

4. INCOME TAXES

The benefit for income taxes for the three month periods ended March 31, 2001 and 2000 have been computed using the estimated effective full year tax rate of 25%. Realization of the income tax benefit is dependent upon generating sufficient future taxable income.  Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended March 31,
	2001	2000

Net loss applicable to common stockholders	$(9,325)	$(7,319)
Other comprehensive income:
Minimum pension liability adjustments	$(99)
Foreign currency translation adjustments	(130)	(218)
Comprehensive loss	$(9,554)	$(7,537)

Accumulated other comprehensive income reported in the Consolidated Balance Sheets consists of foreign currency translation adjustments and minimum pension liability adjustments.

6.  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The standard requires that all companies record derivatives in the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as required, and such adoption did not have a material impact on the consolidated financial statements.

7. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company’s net sales in these product categories for the periods presented:

	Three Months Ended March 31,
	2001	2000
Tabletop and Giftware	$41,289	$41,834
Seasonal	418	13,493
Total	$41,707	$55,327

8. SUBSEQUENT EVENT

On April 2, 2001 the Company executed a $10,000 promissory note secured by certain real property and building improvements located in Mira Loma, California.  The note bears interest at a rate of 7.42% and is to be repaid in monthly installments of $73 until May, 2011 when a final payment of $8,127 is due.

9. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of March 31, 2001 and 2000 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries.  Certain prior year amounts have been reclassified to conform with the 2001 presentation.  Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

 SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
March 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents		$$336	$2,189		$$2,525
Accounts receivable, net		39,353	3,952		43,305
Inventories		99,264	4,706	41	104,011
Deferred income taxes	5,884	11,377			17,261
Prepaid expenses and other	113	3,013	564		3,690
Total current assets	5,997	153,343	11,411	41	170,792

Property, plant and equipment, net		68,088	2,985	(47)	71,026
Purchase price in excess of net assets acquired		6,007		475	6,482
Other assets, net	5,451	150		(494)	5,107
Investment	49,665	9,793	-	(59,458)	-
Total	$61,113	$237,381	$14,396	$(59,483)	$253,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable		$$29,030	$		$$29,030
Accounts payable		7,945	4,977		12,922
Accrued expenses	41	12,122	989		13,152
Accrued interest	8,369	(639)			7,730
Accrued compensation		2,415	100		2,515
Accrued advertising		2,901			2,901
Income taxes payable	(9,893)	7,484	244	2,533	368
Total current liabilities	(1,483)	61,258	6,310	2,533	68,618
Long -term debt	165,000	-		(16,450)	148,550
Deferred income taxes	10,174	10,374			20,548
Pension liability and other long-term liabilities		2,198			2,198
Intercompany (receivable) payable	(13,184)	34,993	(23,201)	1,392
Stockholders' equity (deficit)	(99,394)	128,558	31,287	(46,958)	13,493
Total	$61,113	$237,381	$14,396	$(59,483)	$253,407

 SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
December 31, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents		$$968	$2,474		$$3,442
Accounts receivable, net		97,839	5,798		103,637
Inventories		87,267	5,441	41	92,749
Deferred income taxes	4,797	9,359			14,156
Prepaid expenses and other	113	2,799	406		3,318
Total current assets	4,910	198,232	14,119	41	217,302

Property, plant and equipment, net		68,676	3,150	(50)	71,776
Purchase price in excess of net assets acquired		6,066		500	6,566
Other assets, net	5,790	150		(494)	5,446
Investment	49,665	9,793		(59,458)	-
Total	$60,365	$282,917	$17,269	$(59,461)	$301,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable		$$67,318	$		$$67,318
Accounts payable		7,556	6,086		13,642
Accrued expenses	41	13,947	1,190		15,178
Accrued interest	3,832	288		(377)	3,743
Accrued compensation		2,997	424		3,421
Accrued advertising		3,610			3,610
Income taxes payable	(9,893)	7,315	346	2,521	289
Total current liabilities	(6,020)	103,031	8,046	2,144	107,201
Long-term debt	165,000			(16,450)	148,550
Deferred income taxes	10,174	10,373			20,547
Pension liability		2,568			2,568
Intercompany (receivable) payable	(13,127)	36,002	(21,860)	(1,015)	-

Stockholders' equity (deficit)	(95,662)	130,943	31,083	(44,140)	22,224
Total	$60,365	$282,917	$17,269	$(59,461)	$301,090

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales		$$32,378	$23,486	$(14,157)	$41,707
Cost of sales		26,542	19,509	(14,157)	31,894

Gross profit		5,836	3,977		9,813

Selling, general and administrative expenses	113	13,144	2,969	25	16,251
Other operating income		(444)			(444)

Income (loss) from operations	(113)	(6,864)	1,008	(25)	(5,994)

Interest expense	(5,070)	(272)	(4)		(5,346)
Interest income			4		4

Income (loss) before provision (benefit) for income taxes	(5,183)	(7,136)	1,008	(25)	(11,336)

Provision (benefit) for income taxes	(1,088)	(1,919)	173		(2,834)

Net income (loss)	(4,095)	(5,217)	835	(25)	(8,502)

Preferred stock dividends accrued	823				823

Net income (loss) applicable to common stockholders	$(4,918)	$(5,217)	$835	$(25)	$(9,325)

 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
 THREE MONTHS ENDED MARCH 31, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales		$$44,103	$20,180	$(8,956)	$55,327
Cost of sales		33,306	16,113	(8,956)	40,463

Gross profit		10,797	4,067	-	14,864

Selling, general and administrative expenses	113	15,156	3,351	-	18,620
Other operating income		(419)			(419)

Income (loss) from operations	(113)	(3,940)	716	-	(3,337)

Interest expense	(4,893)	(553)	(10)		(5,456)
Interest income		10	4		14

Income (loss) before provision (benefit) for income taxes	(5,006)	(4,483)	710	-	(8,779)

Provision (benefit) for income taxes	(2,528)	168	165		(2,195)

Net income (loss)	(2,478)	(4,651)	545	-	(6,584)

Preferred stock dividends accrued	735				735

Net income (loss) applicable to common stockholders	$(3,213)	$(4,651)	$545	$-	$(7,319)

 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
 THREE MONTHS ENDED MARCH 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(4,095)	$(5,217)	$835	$(25)	$(8,502)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	339	1,841	154	25	2,359
Deferred income taxes	(1,087)	(2,017)			(3,104)
Pension liability		(370)			(370)
Increase (decrease) in assets and liabilities:
Accounts receivable		58,486	1,846		60,332
Inventories		(11,997)	735		(11,262)
Prepaid expenses and other	-	(214)	(158)		(372)
Accounts payable and accrued expenses	4,537	(3,276)	(1,635)		(374)
Income taxes payable	-	181	(102)		79
Intercompany account	306	1,535	(1,841)
Net cash provided by (used in) operating activities	-	38,952	(166)	-	38,786

Cash flows from investing activities:
Purchases of property, plant and equipment		(1,202)	(24)		(1,226)

Net cash used in investing activities	-	(1,202)	(24)	-	(1,226)

Cash flows from financing activities:
Change in revolving loan facilities		(38,288)	-		(38,288)
Other	-	(94)	(95)		(189)

Net cash provided by (used in) financing activities	-	(38,382)	(95)	-	(38,477)

Net increase (decrease) in cash and equivalents	-	(632)	(285)	-	(917)

Cash and equivalents, beginning of the period	-	968	2,474	-	3,442

Cash and equivalents, end of the period	$-	$336	$2,189	$-	$2,525

 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
 THREE MONTHS ENDED MARCH 31, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(2,478)	$(4,651)	$545	$-	$(6,584)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	356	1,729	154		2,239
Deferred income taxes	(2,528)	106			(2,422)
Other		(779)			(779)
Increase (decrease) in assets and liabilities:
Accounts receivable		19,562	319		19,881
Inventories		(3,898)	1,023		(2,875)
Prepaid expenses and other	-	(765)	(207)		(972)
Accounts payable and accrued expenses	4,543	(281)	(218)		4,044
Income taxes payable	(1)	(582)	(18)		(601)
Intercompany account	109	691	(800)	-
Net cash provided by (used in) operating activities	1	11,132	798		11,931

Cash flows from investing activities:
Purchases of property, plant and equipment		(944)	(156)		(1,100)
Other		1	-		1

Net cash used in investing activities	-	(943)	(156)	-	(1,099)

Cash flows from financing activities:
Change in revolving loan facilities		(7,020)			(7,020)
Other	(1)	1	(160)		(160)

Net cash provided by (used in) financing activities	(1)	(7,019)	(160)		(7,180)

Net increase (decrease) in cash and equivalents		3,170	482		3,652

Cash and equivalents, beginning of the period		587	864		1,451

Cash and equivalents, end of the period	$-	$3,757	$1,346	$-	$5,103

SYRATECH CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, general economic and business conditions; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company’s products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. For additional information concerning these and other important factors that may cause the Company’s actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Net sales decreased 24.6% to $41.7 million for the three months ended March 31, 2001 from $55.3 million for the three months ended March 31, 2000. The sales decrease is entirely related to the Company entering into a sourcing arrangement with a specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold and distributed their licensed products. Under the new arrangement the Company’s sales and royalty expenses to this organization are eliminated and purchasing commissions are earned. Sales of the Company’s other products were approximately equal to the level attained in the comparable prior period despite the weaker retail environment in 2001.  Changes in normal product prices did not materially impact net sales.

Gross profit decreased 34.0 % to $9.8 million for the three months ended March 31, 2001 from $14.9 million for the three months ended March 31, 2000.  Gross profit as a percentage of sales was 23.5% for the 2001 first quarter compared to 26.9% for the comparable 2000 period.  The 3.4 point gross profit percentage decrease reflects higher provisions for sales allowances compared with the prior period, lower absorption of distribution costs, and the mix of the product sold during the period.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $2.3 million to $16.3 million for the three months ended March 31, 2001, as compared with $18.6 million for the comparable period ended March 31, 2000.  The decrease is primarily due to reduced royalty and administrative expenses related to the lower sales volume.

Loss from operations was $6.0 million and $3.3 million for the first quarter of 2001 and 2000, respectively, and included other operating income of $0.4 million in both 2001 and 2000, primarily licensing fees.

Interest expense was $5.3 million for the three months ended March 31, 2001 compared to $5.5 million in the same period of 2000. This decrease reflects the decline in the bank’s prime lending rate and the reduced amount of 11% Senior Notes outstanding, partially offset by increased borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $2.8 million for the three months ended March 31, 2001, an increase of $0.6 from the three months ended March 31, 2000 due to the increase in the net loss before income tax benefit. The effective income tax rate was 25% for both periods.

Net loss applicable to common stockholders was $9.3 million and $7.3 million in March 31, 2001 and 2000, respectively or $2.46 and $1.93 diluted per share respectively, on adjusted weighted average shares of 3,784,018.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2001 was $38.8 million.  The major source of cash was the seasonal collection of accounts receivable offset partially by the seasonal increase in inventories.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season.  Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $1.2 million for the three months ended March 31, 2001 and the Company expects to spend approximately $6.3 million during the remainder of 2001.  These expenditures relate primarily to investment in information technology, relocation of distribution activities formerly performed at the Company’s Revere, MA warehouse facility, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities.

At March 31, 2001, the Company had a Revolving Credit Facility (the “Facility”) which provided for $123.0 million of borrowings including a $30.0 million sublimit for the issuance of standby and commercial letters of credit.  Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 225 basis points or the Prime Rate plus 50 basis points.  The Facility expires on April 16, 2002.  Pursuant to the terms of the Facility the Company is required during February and March of each year to maintain excess availability of at least $25.0 million.  The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock.  The Facility contains customary covenants for the Company and the subsidiary borrowers, including but not limited to capital expenditures, and minimum consolidated net worth of at least $1.00 (not in thousands). The Facility agreement requires certain minimum ratios of earnings before interest, income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), as defined, including funded debt to EBITDA and fixed charge coverage ratios, as defined. The Company is in compliance with the covenants, as amended, as of March 31, 2001 and for the quarter then ended.  Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $31.9 million at March 31, 2001.

One of the Company’s Puerto Rican subsidiaries has a $1.0 million facility (the “Facility”), expiring on May 30, 2001. The Facility bears interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 175 basis points or the bank’s Prime Rate less 25 basis points.  Availability under the Facility was $0.2 million at March 31, 2001.

The Company’s C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 (“Overdraft Facility”) which provides for borrowings of £250.  Borrowings made under the Overdraft Facility bear interest at the bank’s base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd.  The Overdraft Facility as renewed on March 20, 2001 is due on demand and expires on September 13, 2001.  Availability under the Overdraft Facility was £250 at March 31, 2001.

The Company also has debt financing in the form of $148.6 million of 11% Senior Notes (the "Notes") which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Facility.  However, all borrowings under the Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries.  Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets.  The Notes are redeemable in whole or in part, at the Company’s option, after April 15, 2002.

The Company’s ability to pay dividends is restricted by the terms of the Revolving Credit Facility and the Note Indenture.

The liquidation preference of the Company’s Cumulative Redeemable Preferred Stock is $1,000 per share plus accrued but unpaid dividends.  Holders are entitled, subject to the rights of creditors, in the event of any voluntary or involuntary liquidation of the Company, to an amount in cash equal to $1,000 for each share outstanding plus all accrued and unpaid dividends.  The rights of holders of the Cumulative Redeemable Preferred Stock upon liquidation of the Company rank prior to those of the holders of Syratech Common Stock.

Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as may be declared from time to time by the Board of Directors of the Company.  Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred Stock for the purpose of calculating succeeding years’ dividends.

The Cumulative Redeemable Preferred Stock is redeemable at any time at the option of the Company, in whole or in part, at $1,000 per share plus all accumulated and unpaid dividends, if any, at the date of redemption.  Subject to the Company’s existing debt agreements, the Company must redeem all outstanding Cumulative Redeemable Preferred Stock in the event of a public offering of equity, a change of control or certain sales of assets.

On April 2, 2001 the Company executed a $10 million promissory note secured by certain real property and building improvements located in Mira Loma, California.  The note bears interest at a rate of 7.42% and is to be repaid in monthly installments until May, 2011 when a final payment of $8.1 million is due.

The Company’s level of indebtedness has several effects on its future operations, including (i) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Revolving Credit Facility and the indenture governing the Note require the Company to meet certain financial tests, and other restrictions may limit its ability to borrow funds or to dispose of assets and may affect the Company’s flexibility in planning for, and reacting to, changes in its business including possible acquisition activities, and (iii) the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company believes that funds generated from operations and borrowings available under the Facility will be sufficient to finance the Company’s working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $148.6 million Notes outstanding and under its operating leases) and fund planned capital expenditures through December 31, 2001.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The standard requires that all companies record derivatives in the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as required, and such adoption did not have a material impact on the consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company also has fixed debt financing of $148.6 million of 11% Senior Notes due April 15, 2007 that had a current market value of $95.1 million at March 31, 2001 based upon recent private market trades.  There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

The Company transacts sales and purchases primarily in U.S. Dollars and maintains minimum cash balances denominated in foreign currencies.  The Company does not enter into foreign currency hedge transactions. Through December 31, 2000, foreign currency fluctuations have not had a material impact on the Company’s consolidated financial position or results of operations or cash flows in any one year and the Company does not believe that its exposure to foreign currency rate fluctuations is material.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits:

	EX-10.1	Advice of Borrowing Terms between C.J. Vander Ltd/International Silver Company Ltd and Nat West P.L.C., dated as of March 20, 2001

	EX-10.2	Promissory Note For $10,000,000 dated April 2, 2001 between ML Distribution Center LLC and SunAmerica Life Insurance Company

(b)		Reports on Form 8-K:

There were no reports filed on Form 8-K during the three months ended March 31, 2001.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: May 15, 2001
/s/ Ami A. Trauber
Ami A. Trauber
Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)