Form 10-Q
period 2001-06-30
SYRATECH CORP
filed 2001-08-14
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission File Number: 1-12624

Syratech Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3354944

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 McClellan Highway East Boston, Massachusetts	02128-9114

(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code - 617-561-2200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at June 30, 2001-3,784,018

SYRATECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and equivalents	$1,555	$3,442
Accounts receivable, net	38,227	103,637
Inventories	114,244	92,749
Deferred income taxes	19,641	14,156
Prepaid expenses and other	4,140	3,318

Total current assets	177,807	217,302

Property, plant and equipment, net	70,282	71,776
Purchase price in excess of net assets acquired, net	6,395	6,566
Other assets, net	5,318	5,446

Total	$259,802	$301,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$38,813	$67,318
Accounts payable	17,035	13,642
Accrued expenses	6,569	15,178
Accrued interest	3,757	3,743
Accrued compensation	2,758	3,421
Accrued advertising	2,345	3,610
Income taxes payable	471	289

Total current liabilities	71,748	107,201

Long - term debt	158,402	148,550
Deferred income taxes	20,548	20,547
Pension liability	2,405	2,568
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $11,084 and $9,438 in 2001 and 2000, respectively)	29,084	27,438
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(20,745)	(4,331)
Accumulated other comprehensive loss	(1,678)	(921)

Total stockholders' equity	6,699	22,224

Total	$259,802	$301,090

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net sales (1)	$40,570	$47,141	$82,277	$102,468
Cost of sales	28,322	34,715	60,216	75,178

Gross profit	12,248	12,426	22,061	27,290

Selling, general and administrative expenses	15,565	16,097	31,816	34,717
Other operating income	332	451	776	870

Loss from operations	(2,985)	(3,220)	(8,979)	(6,557)

Interest expense	(5,372)	(5,513)	(10,718)	(10,969)
Interest income	2	12	6	26

Loss before benefit for income taxes	(8,355)	(8,721)	(19,691)	(17,500)

Benefit for income taxes	(2,089)	(2,186)	(4,923)	(4,381)

Net loss	(6,266)	(6,535)	(14,768)	(13,119)

Preferred stock dividends accrued	823	735	1,646	1,470

Net loss applicable to common stockholders	$(7,089)	$(7,270)	$(16,414)	$(14,589)

Basic and diluted income (loss) per share:
Net income (loss) per common share	$(1.87)	$(1.92)	$(4.34)	$(3.86)

Weighted average number of shares outstanding	3,784	3,784	3,784	3,784

(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations for an explanation of year-to-date sales decrease.

See notes to consolidated financial statements

SYRATECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(14,768)	$(13,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,860	4,473
Deferred income taxes	(5,484)	(4,894)
Loss (gain) on disposal of assets	55	2
Pension liability	(163)	(667)
Increase (decrease) in assets and liabilities:
Accounts receivable	65,410	31,173
Inventories	(21,495)	(25,547)
Prepaid expenses and other	(822)	(658)
Accounts payable and accrued expenses	(7,130)	2,661
Income taxes payable	182	(316)

Net cash provided by (used in) operating activities	20,645	(6,892)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,850)	(2,564)
Proceeds from disposal of assets	191	91
Other	(26)	-

Net cash used in investing activities	(2,685)	(2,473)

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	(18,653)	11,405
Deferred financing costs and other	(1,194)	(655)

Net cash provided by (used in) financing activities	(19,847)	10,750

Net increase (decrease) in cash and equivalents	(1,887)	1,385
Cash and equivalents, beginning of period	3,442	1,451

Cash and equivalents, end of period	$1,555	$2,836

See notes to consolidated financial statements

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

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended June 30,

	2001	2000

Cash paid during the period for:
Interest	$9,954	$10,260

Income taxes	$780	$1,087

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable preferred stock dividends	$1,646	$1,470

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2001	December 31, 2000

Raw materials	$10,620	$10,757
Work-in-process	8,504	8,062
Finished goods	95,120	73,930

Total	$114,244	$92,749

4. INCOME TAXES

The benefit for income taxes for the six month periods ended June 30, 2001 and 2000 have been computed using the estimated effective full year tax rate of 25%. Realization of the income tax benefit is dependent upon generating sufficient future taxable income.  Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net loss applicable to common stockholders	$(7,089)	$(7,270)	$(16,414)	$(14,589)
Other comprehensive loss:
Minimum pension liability adjustments	$(98)		$(197)
Foreign currency translation adjustments	(430)	(455)	(560)	(673)

Comprehensive loss	$(7,617)	$(7,725)	$(17,171)	$(15,262)

6.  ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill amortization recorded during the six months ended June 30, 2001 aggregated $171. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning in the first quarter of 2002. The financial statement impact has not yet been determined.

7. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company’s net sales in these product categories for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Tabletop and Giftware	$37,031	$40,072	$78,320	$81,906
Seasonal	3,539	7,069	3,957	20,562

Total	$40,570	$47,141	$82,277	$102,468

8. REVOLVING LOAN FACILITIES

The Company has a five year Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001 and August 13, 2001) which provides for $123,000 of borrowings, including a $30,000 sublimit for the issuance of standby and commercial letters of credit. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. The Facility expires on April 15, 2002. Pursuant to the amended agreement, effective August 16, 2001, borrowings made under the Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points; covenants requiring minimum ratios of earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), including funded debt to EBITDA and fixed charge coverage have been eliminated; a minimum annual EBITDA requirement of $18 million at the quarter ended September 30, 2001 and $15 million at quarters ended on or after December 31, 2001 was established; and the Company is required to maintain excess availability of $15 million beginning August 16, 2001 to September 30, 2001, and at least $10 million thereafter. During February and March of 2002, the minimum availability requirement is $25 million. The Company is in compliance with the covenants, as amended, as of June 30, 2001 and for the quarter then ended.  Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $33.9 million at June 30, 2001.

On August 2, 2001, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility.  The renewed facility expires on April 30, 2002 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the Facility was $0.1 million at June 30, 2001.

9. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of June 30, 2001 and 2000 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries.  Certain prior year amounts have been reclassified to conform with the 2001 presentation.  Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$278	$1,277	$	$1,555
Accounts receivable, net		28,988	9,239		38,227
Inventories		109,834	4,369	41	114,244
Deferred income taxes	6,986	12,655			19,641
Prepaid expenses and other	113	3,621	406		4,140

Total current assets	7,099	155,376	15,291	41	177,807

Property, plant and equipment, net		67,570	2,759	(47)	70,282
Purchase price in excess of net assets acquired		5,945		450	6,395
Other assets, net	5,425	387		(494)	5,318
Investment	49,665	9,793	-	(59,458)	-

Total	$62,189	$239,071	$18,050	$(59,508)	$259,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$38,813	$	$	$38,813
Accounts payable		7,417	9,618		17,035
Accrued expenses	40	6,219	310		6,569
Accrued interest	3,832	302		(377)	3,757
Accrued compensation		2,620	138		2,758
Accrued advertising		2,345			2,345
Income taxes payable	(9,893)	7,360	471	2,533	471

Total current liabilities	(6,021)	65,076	10,537	2,156	71,748
Long -term debt	165,000	9,852		(16,450)	158,402
Deferred income taxes	10,174	10,374			20,548
Pension liability and other long-term liabilities		2,405			2,405
Intercompany (receivable) payable	(3,437)	26,307	(24,639)	1,769
Stockholders' equity (deficit)	(103,527)	125,057	32,152	(46,983)	6,699

Total	$62,189	$239,071	$18,050	$(59,508)	$259,802

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$968	$2,474	$	$3,442
Accounts receivable, net		97,839	5,798		103,637
Inventories		87,267	5,441	41	92,749
Deferred income taxes	4,797	9,359			14,156
Prepaid expenses and other	113	2,799	406		3,318

Total current assets	4,910	198,232	14,119	41	217,302

Property, plant and equipment, net		68,676	3,150	(50)	71,776
Purchase price in excess of net assets acquired		6,066		500	6,566
Other assets, net	5,790	150		(494)	5,446
Investment	49,665	9,793		(59,458)	-

Total	$60,365	$282,917	$17,269	$(59,461)	$301,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$67,318	$	$	$67,318
Accounts payable		7,556	6,086		13,642
Accrued expenses	41	13,947	1,190		15,178
Accrued interest	3,832	288		(377)	3,743
Accrued compensation		2,997	424		3,421
Accrued advertising		3,610			3,610
Income taxes payable	(9,893)	7,315	346	2,521	289

Total current liabilities	(6,020)	103,031	8,046	2,144	107,201
Long-term debt	165,000			(16,450)	148,550
Deferred income taxes	10,174	10,373			20,547
Pension liability		2,568			2,568
Intercompany (receivable) payable	(13,127)	36,002	(21,860)	(1,015)	-

Stockholders' equity (deficit)	(95,662)	130,943	31,083	(44,140)	22,224

Total	$60,365	$282,917	$17,269	$(59,461)	$301,090

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$31,382	$21,741	$(12,553)	$40,570
Cost of sales		23,629	17,246	(12,553)	28,322

Gross profit		7,753	4,495		12,248

Selling, general and administrative expenses	112	12,456	2,972	25	15,565
Other operating income		332			332

Income (loss) from operations	(112)	(4,371)	1,523	(25)	(2,985)

Interest expense	(5,123)	(247)	(2)		(5,372)
Interest income			2		2

Income (loss) before provision (benefit) for income taxes	(5,235)	(4,618)	1,523	(25)	(8,355)

Provision (benefit) for income taxes	(1,102)	(1,215)	228		(2,089)

Net income (loss)	(4,133)	(3,403)	1,295	(25)	(6,266)

Preferred stock dividends accrued	823				823

Net income (loss) applicable to common stockholders	$(4,956)	$(3,403)	$1,295	$(25)	$(7,089)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$36,628	$23,346	$(12,833)	$47,141
Cost of sales		28,141	19,407	(12,833)	34,715

Gross profit		8,487	3,939	-	12,426

Selling, general and administrative expenses	112	12,561	3,424	-	16,097
Other operating income		451			451

Income (loss) from operations	(112)	(3,623)	515	-	(3,220)

Interest expense	(4,893)	(608)	(12)		(5,513)
Interest income		6	6		12

Income (loss) before provision (benefit) for income taxes	(5,005)	(4,225)	509	-	(8,721)

Provision (benefit) for income taxes	268	(2,653)	199		(2,186)

Net income (loss)	(5,273)	(1,572)	310	-	(6,535)

Preferred stock dividends accrued	735				735

Net income (loss) applicable to common stockholders	$(6,008)	$(1,572)	$310	$-	$(7,270)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$63,760	$45,227	$(26,710)	$82,277
Cost of sales		50,171	36,755	(26,710)	60,216

Gross profit		13,589	8,472		22,061

Selling, general and administrative expenses	225	25,600	5,941	50	31,816
Other operating income		776			776

Income (loss) from operations	(225)	(11,235)	2,531	(50)	(8,979)

Interest expense	(10,193)	(519)	(6)		(10,718)
Interest income			6		6

Income (loss) before provision (benefit) for income taxes	(10,418)	(11,754)	2,531	(50)	(19,691)

Provision (benefit) for income taxes	(2,190)	(3,134)	401		(4,923)

Net income (loss)	(8,228)	(8,620)	2,130	(50)	(14,768)

Preferred stock dividends accrued	1,646				1,646

Net income (loss) applicable to common stockholders	$(9,874)	$(8,620)	$2,130	$(50)	$(16,414)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$80,731	$43,526	$(21,789)	$102,468
Cost of sales		61,447	35,520	(21,789)	75,178

Gross profit		19,284	8,006	-	27,290

Selling, general and administrative expenses	225	27,717	6,775	-	34,717
Other operating income		870			870

Income (loss) from operations	(225)	(7,563)	1,231	-	(6,557)

Interest expense	(9,786)	(1,161)	(22)		(10,969)
Interest income		16	10		26

Income (loss) before provision (benefit) for income taxes	(10,011)	(8,708)	1,219	-	(17,500)

Provision (benefit) for income taxes	(2,260)	(2,485)	364		(4,381)

Net income (loss)	(7,751)	(6,223)	855	-	(13,119)

Preferred stock dividends accrued	1,470				1,470

Net income (loss) applicable to common stockholders	$(9,221)	$(6,223)	$855	$-	$(14,589)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(8,228)	$(8,620)	$2,130	$(50)	$(14,768)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	755	3,763	292	50	4,860
Deferred income taxes	(2,189)	(3,295)			(5,484)
Loss (gain) on disposal of assets		55			55
Pension liability		(163)			(163)
Increase (decrease) in assets and liabilities:
Accounts receivable		68,851	(3,441)		65,410
Inventories		(22,567)	1,072		(21,495)
Prepaid expenses and other	-	(822)	-		(822)
Accounts payable and accrued expenses	(1)	(9,494)	2,365		(7,130)
Income taxes payable	-	57	125		182
Intercompany account	10,053	(6,780)	(3,273)

Net cash provided by (used in) operating activities	390	20,985	(730)	-	20,645

Cash flows from investing activities:
Purchases of property, plant and equipment		(2,773)	(77)		(2,850)
Proceeds from disposal of assets		191			191
Other		(26)			(26)

Net cash used in investing activities	-	(2,608)	(77)	-	(2,685)

Cash flows from financing activities:
Change in revolving loan facilities		(18,653)			(18,653)
Deferred financing costs and other	(390)	(414)	(390)		(1,194)

Net cash provided by (used in) financing activities	(390)	(19,067)	(390)	-	(19,847)

Net increase (decrease) in cash and equivalents	-	(690)	(1,197)	-	(1,887)

Cash and equivalents, beginning of the period	-	968	2,474	-	3,442

Cash and equivalents, end of the period	$-	$278	$1,277	$-	$1,555

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(7,751)	$(6,223)	$855	$-	$(13,119)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	711	3,454	308		4,473
Deferred income taxes	(2,260)	(2,634)			(4,894)
Loss on disposal of assets			2		2
Other		(667)			(667)
Increase (decrease) in assets and liabilities:
Accounts receivable		31,404	(231)		31,173
Inventories		(25,069)	(478)		(25,547)
Prepaid expenses and other	-	(629)	(29)		(658)
Accounts payable and accrued expenses	5	389	2,267		2,661
Income taxes payable	(1)	(495)	180		(316)
Intercompany account	9,379	(9,181)	(198)	-

Net cash provided by (used in) operating activities	83	(9,651)	2,676		(6,892)

Cash flows from investing activities:
Purchases of property, plant and equipment		(2,353)	(211)		(2,564)
Proceeds from disposal of assets			91		91
Other			-

Net cash used in investing activities	-	(2,353)	(120)	-	(2,473)

Cash flows from financing activities:
Change in revolving loan facilities		11,495	(90)		11,405
Other	(83)		(572)		(655)

Net cash provided by (used in) financing activities	(83)	11,495	(662)		10,750

Net increase (decrease) in cash and equivalents		(509)	1,894		1,385

Cash and equivalents, beginning of the period		587	864		1,451

Cash and equivalents, end of the period	$-	$78	$2,758	$-	$2,836

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

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Net sales were $40.6 million for the three months ended June 30, 2001 compared with $47.1 million for the three months ended June 30, 2000. The $6.5 million or 13.9% sales decrease is primarily due to the generally weaker retail environment and delays and deferrals of inventory purchases by our retail customers. In 2001 the Company entered into a direct sourcing agency arrangement with a specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold and distributed their licensed products. Net sales also decreased due to the $1.1 million of sales to the specialty retail/licensing organization for the three months ended June 30, 2000 which did not repeat in 2001. Changes in normal product prices did not materially impact net sales.

Gross profit as a percentage of sales improved to 30.2% for the 2001 first quarter compared to 26.4% for the comparable 2000 period due principally to improved product mix during the period. Although sales were off 13.9% during the quarter, gross profit of $12.2 million for the three months ended June 30, 2001 was down only 1.4% versus the comparable prior year period.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $.5 million to $15.6 million for the three months ended June 30, 2001, as compared with $16.1 million for the comparable period ended June 30, 2000.  The decrease is primarily due to reduced royalty expenses related to the lower sales volume.

Loss from operations was $3.0 million and $3.2 million for the second quarter of 2001 and 2000, respectively, and included other operating income of $.3 million in 2001 and $.5 million in 2000, primarily licensing fees.

Interest expense was $5.4 million for the three months ended June 30, 2001 compared to $5.5 million in the same period of 2000. This decrease reflects the decline in the bank’s prime lending rate and the reduced amount of 11% Senior Notes outstanding, partially offset by increased borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $2.1 million for the three months ended June 30, 2001, a decrease of $.1 from the three months ended June 30, 2000 due to the decrease in the net loss before income tax benefit. The effective income tax rate was 25% for both periods.

Net loss applicable to common stockholders for the three month periods ended June 30, 2001 and 2000 was $7.1 million and $7.3million, respectively, or $1.87 and $1.92, respectively, per basic and diluted share on adjusted weighted average shares of 3,784,018 in both periods.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Net sales, on a comparable basis (excluding sales to a specialty retail/licensing organization in 2000), decreased 7.0% to $82.3 million for the six months ended June 30, 2001 from $88.1 million for the six months ended June 30, 2000, reflecting the generally weaker retail environment and delays and deferrals of inventory purchases by our retail customers. Total net sales decreased 19.7% to $82.3 million for the six months ended June 30, 2001 from $102.5 million for the six months ended June 30, 2000. Net sales for the six months ended June 30, 2000 included $14.4 million of sales to the specialty retail/licensing organization. As noted above, in 2001 the Company entered into a direct sourcing agency arrangement with the specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold and distributed their licensed products. Under the new arrangement the Company’s sales and royalty expenses to this organization are eliminated and purchasing commissions are earned. Changes in normal product prices did not materially impact net sales.

Gross profit decreased 19.2 % to $22.1 million for the six months ended June 30, 2001 from $27.3 million for the six months ended June 30, 2000. Gross profit as a percentage of sales was 26.8% for the six months ended June 30, 2001 compared to 26.6% for the comparable 2000 period.  The 0.2 point gross profit percentage increase reflects a favorable mix of the product sold, partially offset by higher provisions for sales allowances and lower absorption of distribution costs compared with the prior year period.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $2.9 million to $31.8 million for the six months ended June 30, 2001, as compared with $34.7 million for the comparable period ended June 30, 2000.  The decrease is primarily due to reduced royalty and administrative expenses related to the lower sales volume.

Loss from operations was $9.0 million and $6.6 million for the first half of 2001 and 2000, respectively, and included other operating income of $.8 million and $.9 million in 2001 and 2000, respectively, primarily licensing fees.

Interest expense was $10.7 million for the six months ended June 30, 2001 compared to $11.0 million in the same period of 2000. This decrease reflects the decline in the bank’s prime lending rate and the reduced amount of 11% Senior Notes outstanding, partially offset by increased borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $4.9 million for the six months ended June 30, 2001 compared to $4.4 million for the six months ended June 30, 2000. The effective income tax rate was 25% for both periods.

Net loss applicable to common stockholders for the six month periods ended in June 30, 2001 and 2000 was $16.4 million and $14.6 million, respectively, or $4.34 and $3.86, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2001 was $20.6 million.  The major source of cash was the seasonal collection of accounts receivable offset partially by the seasonal increase in inventories.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September. Inventories tend to increase from January through August of each year and gradually decrease during the final four months of the year.

Capital expenditures were approximately $2.9 million for the six months ended June 30, 2001 and the Company expects to spend approximately $3.6 million during the remainder of 2001.  These expenditures relate primarily to investment in information technology, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities.

The Company has a five year Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001 and August 13, 2001) which provides for $123,000 of borrowings, including a $30,000 sublimit for the issuance of standby and commercial letters of credit. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. The Facility expires on April 15, 2002. Pursuant to the amended agreement, effective August 16, 2001, borrowings made under the Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points; covenants requiring minimum ratios of earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), including funded debt to EBITDA and fixed charge coverage have been eliminated; a minimum annual EBITDA requirement of $18 million at the quarter ended September 30, 2001 and $15 million at quarters ended on or after December 31, 2001 was established; and the Company is required to maintain excess availability of $15 million beginning August 16, 2001 to September 30, 2001, and at least $10 million thereafter. During February and March of 2002, the minimum availability requirement is $25 million. The Company is in compliance with the covenants, as amended, as of June 30, 2001 and for the quarter then ended.  Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $33.9 million at June 30, 2001.

On August 2, 2001, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility.  The renewed facility expires on April 30, 2002 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the Facility was $0.1 million at June 30, 2001.

The Company’s C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 (“Overdraft Facility”) which provides for borrowings of £250.  Borrowings made under the Overdraft Facility bear interest at the bank’s base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J. Vander Ltd.  The Overdraft Facility as renewed on March 20, 2001 is due on demand and expires on September 13, 2001.  Availability under the Overdraft Facility was £250 at June 30, 2001.

The Company also has debt financing in the form of $148.6 million of 11% Senior Notes (the "Notes") which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Facility.  However, all borrowings under the Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries.  Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Facility to the extent of such assets.  The Notes are redeemable in whole or in part, at the Company’s option, after April 15, 2002.

The Company’s ability to pay dividends is restricted by the terms of the Facility and the Note Indenture.

The liquidation preference of the Company’s Cumulative Redeemable Preferred Stock is $1,000 per share plus accrued and unpaid dividends.  Holders are entitled, subject to the rights of creditors, in the event of any voluntary or involuntary liquidation of the Company, to an amount in cash equal to $1,000 for each share outstanding plus all accrued and unpaid dividends.  The rights of holders of the Cumulative Redeemable Preferred Stock upon liquidation of the Company rank prior to those of the holders of Syratech Common Stock.

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

The Company believes that funds generated from operations and borrowings available under the Facility will be sufficient to finance the Company’s working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the Notes and under its operating leases) and fund planned capital expenditures through December 31, 2001.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 142 - "Goodwill  and Other  Intangible  Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill  and indefinite lived  intangible assets for impairment rather than amortize them. Goodwill amortization recorded during the six months ended June 30, 2001 aggregated $171.  SFAS 142 will be effective for fiscal years beginning  after December 15, 2001. The Company will adopt SFAS 142 beginning in the first  quarter of 2002. The financial statement impact has not yet been determined.

SYRATECH CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company also has fixed debt financing of $148.6 million of 11% Senior Notes due April 15, 2007 that had a current market value of $90.5 million at June 30, 2001 based upon recent private market trades.  There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	EX-10.1	Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated August 2, 2001

	EX-10.2	Amendment No. 6 dated as of August 13, 2001, to Loan and Security Agreement, dated as of April 16, 1997.

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K during the six months ended June 30, 2001.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: August 14, 2001
/s/ Gregory W. Hunt

Gregory W. Hunt Senior Vice President, Chief Financial Officer and Treasurer