Form 10-Q
period 2001-09-30
SYRATECH CORP
filed 2001-11-14
CIK 805914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     ☐            NO          ☒

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at September 30, 2001-3,784,018

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and equivalents	$1,975	$3,442
Accounts receivable, net	79,205	103,637
Inventories	111,239	92,749
Deferred income taxes	18,663	14,156
Prepaid expenses and other	3,226	3,318
Total current assets	214,308	217,302

Property, plant and equipment, net	70,080	71,776
Purchase price in excess of net assets acquired, net	6,310	6,566
Other assets, net	5,177	5,446
Total	$295,875	$301,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$54,095	$67,318
Accounts payable	26,271	13,642
Accrued expenses	6,609	15,178
Accrued interest	7,877	3,743
Accrued compensation	2,705	3,421
Accrued advertising	3,298	3,610
Income taxes payable	1,268	289
Total current liabilities	102,123	107,201

Long - term debt	158,371	148,550
Deferred income taxes	20,548	20,547
Pension liability	2,612	2,568
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized; 25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $11,907 and $9,438 in 2001 and 2000, respectively	29,907	27,438
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(16,348)	(4,331)
Accumulated other comprehensive loss	(1,376)	(921)
Total stockholders' equity	12,221	22,224
Total	$295,875	$301,090

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Net sales (1)	$104,008	$119,806	$186,285	$222,274
Cost of sales	73,663	83,457	133,879	158,635
Gross profit	30,345	36,349	52,406	63,639
Selling, general and administrative expenses	18,037	21,073	49,853	55,790
Other operating income	455	431	1,231	1,301
Income from operations	12,763	15,707	3,784	9,150

Interest expense	(5,826)	(6,371)	(16,544)	(17,340)
Interest income	23	21	29	47
Income (loss) before provision (benefit) for income taxes	6,960	9,357	(12,731)	(8,143)
Provision (benefit) for income taxes	1,740	2,345	(3,183)	(2,036)
Net income (loss)	5,220	7,012	(9,548)	(6,107)
Preferred stock dividends accrued	823	735	2,469	2,205
Net income (loss) applicable to common stockholders	$4,397	$6,277	$(12,017)	$(8,312)
Basic and diluted income (loss) per share:
Net income (loss) per common share	$1.16	$1.66	$(3.18)	$(2.20)
Weighted average number of shares outstanding	3,784	3,784	3,784	3,784

(1)   See Management's Discussion and Analysis of Financial Condition and Results of Operations for an explanation of sales decrease.

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

 (in thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(9,548)	$(6,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,312	6,639
Deferred income taxes	(4,506)	(3,522)
Loss (gain) on disposal of assets	55	(17)
Pension liability	44	(554)
Changes in assets and liabilities:
Accounts receivable	24,432	(24,083)
Inventories	(18,490)	(49,487)
Prepaid expenses and other	92	(243)
Accounts payable and accrued expenses	7,166	25,755
Income taxes payable	979	543
Net cash provided by (used in) operating activities	7,536	(51,076)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,389)	(4,783)
Proceeds from disposal of assets	191	278
Other	(24)	(83)
Net cash used in investing activities	(4,222)	(4,588)

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	(3,402)	60,357
Deferred financing costs and other	(1,379)	(910)
Net cash provided by (used in) financing activities	(4,781)	59,447
Net increase (decrease) in cash and equivalents	(1,467)	3,783
Cash and equivalents, beginning of period	3,442	1,451
Cash and equivalents, end of period	$1,975	$5,234

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

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2001	2000
Cash paid during the period for:
Interest	$11,123	$11,494
Income taxes	$860	$925

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable preferred stock dividends	$2,469	$2,205

3. INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2001	2000
Raw materials	$10,533	$10,757
Work-in-process	6,032	8,062
Finished goods	94,674	73,930
Total	$111,239	$92,749

4. INCOME TAXES

The benefit for income taxes for the three and nine month periods ended September 30, 2001 and 2000 have been computed using the estimated effective full year tax rate of 25%. Realization of the income tax benefit is dependent upon generating sufficient future taxable income.  Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

The Company has a five year Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001 and August 13, 2001) which provides for $123,000 of borrowings, including a $30,000 sublimit for the issuance of standby and commercial letters of credit. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. The Facility expires on April 15, 2002. Pursuant to the amended agreement, effective August 16, 2001, borrowings made under the Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points; covenants requiring minimum ratios of earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), including funded debt to EBITDA and fixed charge coverage have been eliminated; a minimum annual EBITDA requirement of $18,000 at the quarter ended September 30, 2001 and $15,000 at quarters ended on or after December 31, 2001 was established; and the Company is required to maintain excess availability of $15,000 beginning August 16, 2001 to September 30, 2001, and at least $10,000 thereafter. During February and March of 2002, the minimum availability requirement is $25,000. The Company is in compliance with the covenants, as amended, as of September 30, 2001 and for the quarter then ended. At September 30, 2001, availability under the Revolving Credit Facility, net of outstanding letters of credit, was $38,700, resulting in borrowing capacity of $23,700 net of the $15,000 excess availability requirement noted above.

On August 2, 2001, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility.  The renewed facility expires on April 30, 2002 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the Facility was $0.1 million at September 30, 2001.

As of September 28, 2001, the Company's C. J. Vander Ltd. subsidiary renewed its £250 overdraft facility.  The renewed facility expires on  April 30, 2002.

6. COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss) applicable to common stockholders	$4,397	$6,277	$(12,017)	$(8,312)
Other comprehensive income (loss):
Minimum pension liability adjustments	(98)		(295)
Foreign currency translation adjustments	400	(494)	(160)	(1,167)
Comprehensive income (loss)	$4,699	$5,783	$(12,472)	$(9,479)

7. ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill amortization recorded during the nine months ended September 30, 2001 aggregated $256. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning in the first quarter of 2002. The financial statement impact has not yet been determined.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company is required to implement SFAS No. 144 on January 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

8. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company’s net sales in these product categories for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Tabletop and Giftware	$74,381	$72,854	$152,701	$154,759
Seasonal	29,627	46,952	33,584	67,515
Total	$104,008	$119,806	$186,285	$222,274

9. SUBSEQUENT EVENT

On November 2, 2001, the Company, through a wholly-owned subsidiary, purchased an aggregate of $704 of its outstanding Senior Notes on the open market. An extraordinary gain net of applicable taxes of approximately $269 will be recorded in the fourth quarter.

10. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of September 30, 2001 and December 31, 2000, and the three and nine month periods ended September 30, 2001 and September 30, 2000 present separate financial information for the Company ("Issuer/Guarantor Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries.  Certain prior year amounts have been reclassified to conform with the 2001 presentation.  Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2001

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$	$207	$1,768	$	$1,975
Accounts receivable, net		63,865	15,340		79,205
Inventories		106,707	4,491	41	111,239
Deferred income taxes	7,827	10,836			18,663
Prepaid expenses and other	113	2,660	453		3,226
Total current assets	7,940	184,275	22,052	41	214,308

Property, plant and equipment, net		67,326	2,801	(47)	70,080
Purchase price in excess of net assets acquired		5,860		450	6,310
Other assets, net	5,240	431		(494)	5,177
Investment	49,665	9,793	-	(59,458)	-
Total	$62,845	$267,685	$24,853	$(59,508)	$295,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$54,095	$	$	$54,095
Accounts payable		10,102	16,169		26,271
Accrued expenses	41	6,187	381		6,609
Accrued interest	8,369	(115)		(377)	7,877
Accrued compensation		2,499	206		2,705
Accrued advertising		3,298			3,298
Income taxes payable	(9,893)	7,360	1,268	2,533	1,268
Total current liabilities	(1,483)	83,426	18,024	2,156	102,123
Long -term debt	165,000	9,821		(16,450)	158,371
Deferred income taxes	10,174	10,374			20,548
Pension liability and other long-term liabilities		2,612			2,612
Intercompany (receivable) payable	(3,784)	31,705	(29,690)	1,769
Stockholders' equity (deficit)	(107,062)	129,747	36,519	(46,983)	12,221
Total	$62,845	$267,685	$24,853	$(59,508)	$295,875

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2000

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$	$968	$2,474	$	$3,442
Accounts receivable, net		97,839	5,798		103,637
Inventories		87,267	5,441	41	92,749
Deferred income taxes	4,797	9,359			14,156
Prepaid expenses and other	113	2 ,799	406		3,318
Total current assets	4,910	198,232	14,119	41	217,302

Property, plant and equipment, net		68,676	3,150	(50)	71,776
Purchase price in excess of net assets acquired		6,066		500	6,566
Other assets, net	5,790	150		(494)	5,446
Investment	49,665	9,793		(59,458)
Total	$60,365	$282,917	$17,269	$(59,461)	$301,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$67,318	$	$	$67,318
Accounts payable		7,556	6,086		13,642
Accrued expenses	41	13,947	1,190		15,178
Accrued interest	3,832	288		(377)	3,743
Accrued compensation		2,997	424		3,421
Accrued advertising		3,610			3,610
Income taxes payable	(9,893)	7,315	346	2,521	289
Total current liabilities	(6,020)	103,031	8,046	2,144	107,201
Long-term debt	165,000			(16,450)	148,550
Deferred income taxes	10,174	10,373			20,547
Pension liability		2,568			2,568
Intercompany (receivable) payable	(13,127)	36,002	(21,860)	(1,015)	-
Stockholders' equity (deficit)	(95,662)	130,943	31,083	(44,140)	22,224
Total	$60,365	$282,917	$17,269	$(59,461)	$301,090

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$	$71,253	$55,752	$(22,997)	$104,008
Cost of sales		51,990	44,670	(22,997)	73,663
Gross profit		19,263	11,082		30,345
Selling, general and administrative expenses	113	11,622	6,277	25	18,037
Other operating income		455			455
Income (loss) from operations	(113)	8,096	4,805	(25)	12,763
Interest expense	(5,185)	(594)	(47)		(5,826)
Interest income		17	6		23
Income (loss) before provision (benefit) for income taxes	(5,298)	7,519	4,764	(25)	6,960
Provision (benefit) for income taxes	(841)	1,784	797		1,740
Net income (loss)	(4,457)	5,735	3,967	(25)	5,220
Preferred stock dividends accrued	823				823
Net income (loss) applicable to common stockholders	$(5,280)	$5,735	$3,967	$(25)	$4,397

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$	$87,949	$63,681	$(31,824)	$119,806
Cost of sales		62,814	52,467	(31,824)	83,457
Gross profit		25,135	11,214	-	36,349
Selling, general and administrative expenses	113	14,618	6,342	-	21,073
Other operating income		431			431
Income (loss) from operations	(113)	10,948	4,872	-	15,707
Interest expense	(7,313)	950	(8)		(6,371)
Interest income		-	21		21
Income (loss) before provision (benefit) for income taxes	(7,426)	11,898	4,885	-	9,357
Provision (benefit) for income taxes	(2,313)	3,799	859		2,345
Net income (loss)	(5,113)	8,099	4,026	-	7,012
Preferred stock dividends accrued	735				735
Net income (loss) applicable to common stockholders	$(5,848)	$8,099	$4,026	$-	$6,277

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$	$135,013	$100,979	$(49,707)	$186,285
Cost of sales		102,161	81,425	(49,707)	133,879
Gross profit		32,852	19,554		52,406
Selling, general and administrative expenses	338	37,222	12,218	75	49,853
Other operating income		1,231			1,231
Income (loss) from operations	(338)	(3,139)	7,336	(75)	3,784
Interest expense	(15,378)	(1,113)	(53)		(16,544)
Interest income		17	12		29
Income (loss) before provision (benefit) for income taxes	(15,716)	(4,235)	7,295	(75)	(12,731)
Provision (benefit) for income taxes	(3,031)	(1,350)	1,198		(3,183)
Net income (loss)	(12,685)	(2,885)	6,097	(75)	(9,548)
Preferred stock dividends accrued	2,469				2,469
Net income (loss) applicable to common stockholders	$(15,154)	$(2,885)	$6,097	$(75)	$(12,017)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$	$168,680	$107,207	$(53,613)	$222,274
Cost of sales		124,261	87,987	(53,613)	158,635
Gross profit		44,419	19,220	-	63,639
Selling, general and administrative expenses	338	42,335	13,117	-	55,790
Other operating income		1,301			1,301
Income (loss) from operations	(338)	3,385	6,103	-	9,150
Interest expense	(17,099)	(211)	(30)		(17,340)
Interest income		16	31		47
Income (loss) before provision (benefit) for income taxes	(17,437)	3,190	6,104	-	(8,143)
Provision (benefit) for income taxes	(4,573)	1,314	1,223		(2,036)
Net income (loss)	(12,864)	1,876	4,881	-	(6,107)
Preferred stock dividends accrued	2,205				2,205
Net income (loss) applicable to common stockholders	$(15,069)	$1,876	$4,881	$-	$(8,312)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2001

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,685)	$(2,885)	$6,097	$(75)	$(9,548)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,247	5,594	396	75	7,312
Deferred income taxes	(3,030)	(1,476)			(4,506)
Loss (gain) on disposal of assets		55			55
Pension liability		44			44
Changes in assets and liabilities:
Accounts receivable		33,974	(9,542)		24,432
Inventories		(19,440)	950		(18,490)
Prepaid expenses and other	-	139	(47)		92
Accounts payable and accrued expenses	4,537	(6,426)	9,055		7,166
Income taxes payable	-	57	922		979
Intercompany account	10,628	(2,306)	(8,322)
Net cash provided by (used in) operating activities	697	7,330	(491)	-	7,536

Cash flows from investing activities:
Purchases of property, plant and equipment		(4,294)	(95)		(4,389)
Proceeds from disposal of assets		191			191
Other		(24)			(24)
Net cash used in investing activities	-	(4,127)	(95)	-	(4,222)

Cash flows from financing activities:
Change in revolving loan facilities		(3,402)	-		(3,402)
Deferred financing costs and other	(697)	(562)	(120)		(1,379)
Net cash provided by (used in) financing activities	(697)	(3,964)	(120)	-	(4,781)

Net increase (decrease) in cash and equivalents	-	(761)	(706)	-	(1,467)

Cash and equivalents, beginning of the period	-	968	2,474	-	3,442

Cash and equivalents, end of the period	$-	$207	$1,768	$-	$1,975

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2000

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	($12,864)	$1,876	$4,881	$-	($6,107)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,066	5,115	458		6,639
Deferred income taxes	(4,573)	1,051			(3,522)
Gain (loss) on disposal of assets		(19)	2		(17)
Other		(554)			(554)
Changes in assets and liabilities:
Accounts receivable		(19,787)	(4,296)		(24,083)
Inventories		(49,672)	185		(49,487)
Prepaid expenses and other	113	(661)	305		(243)
Accounts payable and accrued expenses	4,543	10,907	10,305		25,755
Income taxes payable	-	(496)	1,039		543
Intercompany account	11,798	(3,373)	(8,425)	-
Net cash provided by (used in) operating activities	83	(55,613)	4,454		(51,076)

Cash flows from investing activities:
Purchases of property, plant and equipment		(4,556)	(227)		(4,783)
Proceeds from disposal of assets		187	91		278
Other		(83)	-		(83)
Net cash used in investing activities	-	(4,452)	(136)	-	(4,588)

Cash flows from financing activities:
Change in revolving loan facilities		60,367	(10)		60,357
Other	(83)	82	(909)		(910)
Net cash provided by (used in) financing activities	(83)	60,449	(919)		59,447

Net increase (decrease) in cash and equivalents		384	3,399		3,783

Cash and equivalents, beginning of the period		587	864		1,451

Cash and equivalents, end of the period	$-	$971	$4,263	$-	$5,234

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

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Net sales, on a comparable basis (excluding sales to a specialty retail/licensing organization in 2000), increased 1.1% to $104.0 million for the three months ended September 30, 2001 from $102.9 million for the three months ended September 30, 2000, despite the weak retail environment. Total net sales decreased 13.2% to $104.0 million for the three months ended September 30, 2001 from $119.8 million for the three months ended September 30, 2000. Net sales for the three months ended September 30, 2000 included $16.9 million of sales to the specialty retail/licensing organization. In 2001 the Company entered into a direct sourcing agency arrangement with a specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold and distributed their licensed products. Under the new arrangement the Company’s sales and royalty expenses to this organization are eliminated and purchasing commissions are earned. Changes in normal product prices did not materially impact net sales.

Gross profit as a percentage of sales was 29.2% for the 2001 third quarter compared to 30.3% for the comparable 2000 period. The 1.1 percentage point decrease in gross margin reflects lower manufacturing cost absorption related to reduced production levels and the mix of products sold during the period.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $3.1 million to $18.0 million for the three months ended September 30, 2001, as compared with $21.1 million for the comparable period ended September 30, 2000. The decrease is primarily due to reduced royalty expenses and spending cuts initiated to address the lower sales volume.

Income from operations was $12.8 million and $15.7 million for the third quarter of 2001 and 2000, respectively, and included other operating income of $.5 million in 2001 and $.4 million in 2000, primarily licensing fees.

Interest expense was $5.8 million for the three months ended September 30, 2001 compared to $6.4 million in the same period of 2000. This decrease reflects the decline in the bank’s prime lending rate and the reduced amount of 11% Senior Notes outstanding, and decreased borrowings under the Company’s revolving credit facility during the third quarter versus the comparable prior year period.

The provision for income taxes was $1.7 million for the three months ended September 30, 2001, compared with $2.3 million for the three months ended September 30, 2000. The $.6 million decline is due to the decrease in net income before provision for income taxes. The effective income tax rate was 25% for both periods.

Net income applicable to common stockholders for the three month periods ended September 30, 2001 and 2000 was $4.4 million and $6.3 million, respectively, or $1.16 and $1.66, respectively, per basic and diluted share on adjusted weighted average shares of 3,784,018 in both periods.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Net sales, on a comparable basis (excluding sales to the specialty retail/licensing organization in 2000), decreased 2.4 % to $186.3 million for the nine months ended September 30, 2001 from $190.9 million for the nine months ended September 30, 2000 reflecting the generally weak retail environment. Total net sales decreased 16.2 % to $186.3 million for the nine months ended September 30, 2001 from $222.3 million for the nine months ended September 30, 2000. Net sales for the nine months ended September 30, 2000 included $31.4 million of sales to the specialty retail/licensing organization. As noted above, in 2001 the Company entered into a direct sourcing agency arrangement with the specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold and distributed their licensed products. Under the new arrangement the Company’s sales and royalty expenses to this organization are eliminated and purchasing commissions are earned. Changes in normal product prices did not materially impact net sales.

Gross profit decreased 17.7 % to $52.4 million for the nine months ended September 30, 2001 from $63.6 million for the nine months ended September 30, 2000. Gross profit as a percentage of sales was 28.1% for the nine months ended September 30, 2001 compared to 28.6% for the comparable 2000 period. The .5 percentage point decrease reflects a favorable mix of the product sold, offset by higher provisions for sales allowances and lower absorption of distribution and manufacturing costs compared with the prior year period.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $5.9 million to $49.9 million for the nine months ended September 30, 2001, as compared with $55.8 million for the comparable period ended September 30, 2000.  The decrease is primarily due to reduced royalty expenses and spending cuts initiated to address the lower sales volume.

Profit from operations was $3.8 million and $9.2 million for the nine months of 2001 and 2000, respectively, and included other operating income of $1.2 million and $1.3 million in 2001 and 2000, respectively, primarily from licensing fees.

Interest expense was $16.5 million for the nine months ended September 30, 2001 compared to $17.3 million in the same period of 2000. This decrease reflects the decline in the bank’s prime lending rate and the reduced amount of 11% Senior Notes outstanding, partially offset by increased borrowings under the Company’s revolving credit facility during the nine month period versus the comparable period in 2000.

The benefit for income taxes was $3.2 million for the nine months ended September 30, 2001 compared to $2.0 million for the nine months ended September 30, 2000. The effective income tax rate was 25% for both periods.

Net loss applicable to common stockholders for the nine month periods ended September 30, 2001 and 2000 was $12.0 million and $8.3 million, respectively, or $3.18 and $2.20, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2001 was $7.5 million as compared with a $51.1 million use of cash for the nine months ended September 30, 2000.  The improvement relates to the significant decline in working capital requirements related to the elimination of sales to the specialty retail/licensing organization as noted above, and reduced investment in inventories.

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

Capital expenditures were approximately $4.4 million for the nine months ended September 30, 2001 and the Company expects to spend approximately $2.1 million during the remainder of 2001.  These expenditures relate primarily to investment in information technology, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities.

The Company has a five year Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001 and August 13, 2001) which provides for $123 million of borrowings, including a $30 million sublimit for the issuance of standby and commercial letters of credit. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. The Facility expires on April 15, 2002. Pursuant to the amended agreement, effective August 16, 2001, borrowings made under the Facility bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points; covenants requiring minimum ratios of earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), including funded debt to EBITDA and fixed charge coverage have been eliminated; a minimum annual EBITDA requirement of $18 million at the quarter ended September 30, 2001 and $15 million at quarters ended on or after December 31, 2001 was established; and the Company is required to maintain excess availability of $15 million beginning August 16, 2001 to September 30, 2001, and at least $10 million thereafter. During February and March of 2002, the minimum availability requirement is $25 million. The Company is in compliance with the covenants, as amended, as of September 30, 2001 and for the quarter then ended. At September 30, 2001, availability under the Revolving Credit Facility, net of outstanding letters of credit, was $38.7 million, resulting in borrowing capacity of $23.7 net of the $15 million excess availability requirement noted above.

The Notes become due April 15, 2007 and interest payments are made semi-annually on April 15 and October 15. The Notes are redeemable in whole or in part, at the Company’s option, after April 15, 2002. On November 2, 2001, the Company, through a wholly-owned subsidiary, purchased an aggregate of $704 of its outstanding Notes on the open market, resulting in an extraordinary gain, net of applicable taxes, of approximately $269 which will be recorded in the fourth quarter. The Company may from time to time in the future repurchase additional Notes on the open market as may be allowed under the terms of its Revolving Credit Facility and the terms of its Senior Notes Indenture.

On August 2, 2001, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility.  The renewed facility expires on April 30, 2002 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the Facility was $0.1 million at September 30, 2001.

The Company’s C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 (“Overdraft Facility”) which provides for borrowings of £250.  Borrowings made under the Overdraft Facility bear interest at the bank’s base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J. Vander Ltd.  The Overdraft Facility as renewed on September 28, 2001 is due on demand and expires on April 30, 2002.  Availability under the Overdraft Facility was £187 at September 30, 2001.

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

The Company believes that funds generated from operations and borrowings available under the Facility will be sufficient to finance the Company’s working capital requirements, provide for all known obligations of the Company (including the current obligations of the Company under the Notes and under its operating leases) and fund planned capital expenditures through December 31, 2001.

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

In July 2001, the  Financial Accounting Standards Board approved Financial Accounting Standard No. 142 - "Goodwill  and Other  Intangible  Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill  and indefinite lived  intangible assets for impairment rather than amortize them. Goodwill amortization recorded during the nine months ended September 30, 2001 aggregated $256.  SFAS 142 will be effective for fiscal years beginning  after December 15, 2001. The Company will adopt SFAS 142 beginning in the first  quarter of 2002. The financial statement impact has not yet been determined.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company is required to implement SFAS No. 144 on January 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

SYRATECH CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company also has fixed debt financing of $148.6 million of 11% Senior Notes due April 15, 2007 that had a current market value of $49.0 million at September 30, 2001 based upon recent private market trades.  There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits:

EX-10.1      Advice of Borrowing Terms between C.J. Vander Ltd/International Silver Company Ltd and Nat West P.L.C., dated as of September 28, 2001

(b)       Reports on Form 8-K:

There were no reports filed on Form 8-K during the nine months ended September 30, 2001.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated:	November 14, 2001
/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and Treasurer