Form 10-K405
period 2001-12-31
SYRATECH CORP
filed 2002-04-01
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from               to              .

Commission File Number: 1-12624

Syratech Corporation

(Exact name of registrant as specified in its charter)

Delaware

13-3354944

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 McClellan Highway
East Boston, Massachusetts

02128-9114

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code - 617-561-2200

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
YES  ☐   NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of voting stock held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists. Number of the registrant’s Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 2002  3,784,018.

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

PART I

ITEM 1.  BUSINESS

Overview

Syratech Corporation (the “Company”) designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products for home entertaining and decoration. The Company is one of the leading domestic manufacturers and marketers of sterling silver flatware and sterling silver and silver-plated hollowware. The Company also offers a number of other complementary tabletop and giftware items, including stainless steel flatware, picture frames, photo albums, photo storage, candles, glassware, crystal, and ceramics. Tabletop and giftware products generated approximately 71% of net sales for the year ended December 31, 2001. The Company is also a leading domestic manufacturer and marketer of seasonal products including Christmas ornaments, as well as a distributor of Christmas trim, lighting and tree skirts. Seasonal products generated approximately 29% of net sales for the year ended December 31, 2001.

The Company has positioned itself as a single-source supplier to retailers by offering a wide assortment of products across multiple price points through its “good-better-best” strategy. This strategy enables the Company to sell its products through a broad array of distribution channels, including retail specialty stores, department stores, specialty mail order catalogue companies, mass market merchandisers, warehouse clubs, premium and incentive marketers, drug store chains, supermarkets and home centers. The Company markets its products under numerous and well-recognized tradenames including the Company-owned Towle Silversmiths®, Wallace Silversmiths®, International Silver Company®, and Rochard® tradenames which are used in connection with the sale of tabletop and giftware items, and the Rauch® and Silvestri® tradenames which are used in connection with the sale of Christmas and other seasonal merchandise.

Products

The Company designs, manufactures, imports and markets a diverse offering of quality tabletop, giftware and seasonal products for home entertaining and decoration.  For purposes of the information presented below, the Company identifies seasonal products as Christmas tree ornaments, other Christmas decorations and a variety of other products sold for Valentine’s Day, Easter, Mother’s Day, Halloween, and Thanksgiving. Seasonal products are marketed under a variety of the Company’s tradenames. Seasonal products are also included in the Tabletop and Giftware product category and are marketed under the Wallace, Towle, and International Silver tradenames. For example, the Company considers picture frames a tabletop and giftware item and also considers it seasonal just by changing the packaging slightly (e.g., a red colored box at Christmas time). Therefore, a certain number of the Company’s products and/or product lines are sold as both Tabletop and Giftware and as Seasonal products.

The Company has identified only one distinct and reportable segment: Home Entertaining and Decorative Products.  This segment generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents a breakdown of the Company’s net sales by these product categories for the periods presented.

	Year Ended December 31,
	2001	2000	1999
Tabletop and Giftware	$195,544	$227,232	$202,563
Seasonal	79,398	129,366	102,707
Total	$274,942	$356,598	$305,270

The decline in seasonal sales during 2001 compared with 2000 includes the effect of the following change.  Seasonal sales for the year ended December 31, 2000 included $54,730 of sales to a specialty retail/licensing organization.  In 2001 the Company entered into a direct sourcing agency arrangement with the speciality retail/licensing organization, replacing an arrangement in which the Company had previously sold and distributed its licensed products.  Under the new arrangement the Company's sales and royalty expenses to this organization are eliminated and purchasing commissions are earned. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s products are sold through multiple distribution channels. Customers in each distribution channel purchase a wide range of the Company’s products and may purchase on a single purchase order Tabletop, Giftware or Seasonal products.

A significant portion of the Company’s products are sourced overseas. The Company's product development personnel work closely on design with its third party vendors located primarily in the Asia Pacific Rim from whom most of these products are imported, and its full-time quality assurance staff based in Hong Kong and the Peoples Republic of China inspects products against the Company's quality and design standards and facilitates timely deliveries. This function is also not performed by product or product lines and is therefore not reasonably allocable by product category.

The Company’s products include those shown below; all of which are marketed under one of the Company’s many well-recognized tradenames as follows:

Tabletop and Giftware

Sterling Silver and Silver-plated Flatware and Hollowware. The Company designs, markets and distributes a variety of products in these categories, including flatware, serving pieces, cosmetic accessories and hollowware, such as candlesticks, casseroles and coffee and tea services under the tradenames Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, C.J. Vander™ and Tuttle Sterling®. A majority of the Company’s products in this category are manufactured at the Company’s plants in Puerto Rico, England, and Massachusetts. These products are sold primarily to specialty stores, including jewelry stores and gift stores, and department stores and are generally included in bridal registries.

Stainless Steel Flatware. The Company designs, markets and distributes several lines of stainless steel flatware ranging from premium mass-produced sets to high-end flatware place settings. The Company markets these products under tradenames such as Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, 1847 Rogers Bros.® and, under license agreements, the tradenames Cuisinart® and Hoffritz®. The Company’s products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim. The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores and these products are also included in bridal registries.

Picture Frames, Photo Storage and Photo Albums. The Company designs, markets and distributes several lines of picture frames and photo albums. The picture frames range from sterling silver on the high end to a variety of other frames produced in wood, resin, ceramic, metal and other mediums. The photo albums are produced in metal, fabric and wood. The Company has introduced photo storage products including wooden cabinets, compact disk holders, decorative wall accessories and wooden collage boxes.  The Company markets these products under tradenames such as Melannco International®, International Silver Company®, Wallace Silversmiths® ,Towle Silversmiths®, and Silvestri®. The Company’s products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution include department stores, including stationery departments, specialty stores and mass market merchandisers.

Glassware, Crystal and Ceramics. The Company designs, markets and distributes several lines of glassware and crystal products, including beverageware, glass dinnerware, serveware and accessories, glass vases, candle lighting and salad sets. The Company markets these products under the tradenames Towle® Crystal, International Silver Company®, Imperial Crystal®, and Elements®. The Company also designs, markets and distributes a line of ceramic serveware and storage. The Company’s products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution of the Company’s glassware line include mass-market merchandisers, department stores, warehouse clubs and specialty stores.

Porcelain Boxes. The Company designs, markets and distributes a diverse range of high-end, hand-painted porcelain boxes under the Rochard™ and Limoges Imports™ tradenames which are primarily manufactured by third-party vendors located primarily in France. The channels of distribution include specialty stores, including jewelry stores and department stores.

Other Tabletop and Giftware. The Company designs, markets and distributes a wide range of other tabletop and giftware products, including premium products such as picture frames and cosmetic accessories as “gift with purchase” items, stainless steel kitchen and bath accessories, lighting and candles including candle holders produced in glass, ceramic, metal, and other mediums, brassware, napkin rings, and decorative clocks. The majority of the Company’s products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim.  The Company markets these products under certain of its tradenames including  International Silver Company®, Elements®, and Potpourri Designs®. The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores.

Seasonal Products

Christmas Ornaments. The Company designs, manufactures, markets and distributes Christmas tree ornaments made of glass, satin, metal, ceramic and resin. The Company’s products are distributed through specialty stores, department stores, jewelry stores, mass market merchandisers and warehouse clubs. These products are marketed under the tradenames Rauch®, and Silvestri®.  The Company also manufactures limited edition, sterling silver Christmas ornaments that are marketed under the tradenames Wallace Silversmiths® and Towle Silversmiths®.

Other Christmas Decorations. The Company designs, markets and distributes a diverse product offering of other Christmas decorations including figurines, waterglobes, collectibles, trim, lighting, tree skirts, nativities, and other decorative items produced in wood, resin, metal, paper, textiles, glass and ceramic. These products are marketed under the tradenames Silvestri®, Wallace Silversmiths®, International Bazaar™, and Rauch®. These products are distributed through specialty stores, department stores, mass market merchandisers and warehouse clubs.

Other Seasonal Products. The Company designs, markets and distributes a variety of other seasonal products for Valentine’s Day, Easter, Mother’s Day, Halloween, and Thanksgiving. These products include figurines, vases, bowls, trays and other items comprised of metal, resin, textiles, wood, ceramic and glass. Included in this category are seasonal lawn and garden décor (statuary and plant stands). These products are marketed under the tradenames Silvestri®, International Silver Company®, and International Bazaar™. These products are distributed through specialty stores, department stores, mass market merchandisers and warehouse clubs.

Sales, Marketing and Distribution

The Company sells many different types of products with multiple price points and target customers. Accordingly, the Company sells its products through a variety of distribution channels including department and specialty stores, mass market merchandisers and warehouse clubs, drugstores, supermarkets, incentive marketers and jewelry stores. The Company maintains separate sales forces for its product lines so as to provide the specialized expertise and attention necessary to service its customer base. The Company’s sales and marketing staff coordinates with individual retailers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed several promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s various sales and marketing efforts are supported from its principal office and showroom in East Boston, Massachusetts and, for certain of its products, from its offices and showrooms in Hong Kong and London. The Company maintains additional showrooms in New York, Los Angeles, Chicago, Atlanta and Dallas. The Company’s sales and marketing staff at December 31, 2001, consisted of approximately 157 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

The Company owns and operates an 886,000 square foot facility located in Mira Loma, California, which serves as its primary warehouse and distribution center. Other distribution centers owned and operated by the Company include an 828,000 square foot facility in Chester SC which serves as the primary distribution center for its Rauch Christmas ornaments, and facilities in East Boston MA and Gastonia NC.

Retailing Customers

During 2001, 20 customers accounted for approximately 55% of the Company’s net sales.  Sales to one customer and its subsidiaries represented approximately 12% of the Company’s 2001 net sales.

2001 Channels of Distribution	% of 2001 Net Sales
Mass Market Merchandisers, Warehouse Clubs, Drug Stores and Supermarkets .	47%
Department Stores	29%
Specialty Stores, Jewelry Stores, Specialty Catalog Companies, Premium and Incentive Marketers	24%

In order to better service its customers, the Company continues to update its software and invest in equipment and to allow its customers to transmit their orders electronically throughout the EDI system and receive electronic invoicing and shipping notices.

Manufacturing, Sourcing and Raw Materials

The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products for the Wallace, Towle, International and Tuttle lines, and provides manufacturing support to its C. J. Vander subsidiary.  The Company also manufactures at its facility in Sheffield, England for C.J. Vander, Ltd. and Roberts and Belk. The Company also designs, produces and maintains the tools required for manufacturing sterling silver flatware.

The Company has maintained, in the aggregate, approximately six months of inventory. The Company has a silver fabrication operation in its Puerto Rico manufacturing plant. This process reduces the need for purchasing fabricated silver from outside vendors. The Company uses fabricated silver in its manufacturing operations. Fabricated sterling silver made from fine silver purchased by the Company may be readily obtainable from outside resources as well. The Company purchases fine silver in the spot market in quantities the Company believes are adequate to meet reasonably foreseeable consumer demand for its silver products. The Company does not engage in speculative purchases of fine silver. During the five-year period ended December 31, 2001, the closing price of silver as quoted by Handy & Harman Inc. has ranged from $4.06 per troy ounce to $7.31 per troy ounce. At March 15, 2002 the closing price was $4.54.

The Company manufactures silver-plated giftware and tabletop products, including hollowware, at its manufacturing and silver-plating facilities in North Dighton, Massachusetts and in Sheffield, England. These facilities have stamping, processing, soldering, finishing, polishing, silver-plating and packaging capabilities necessary to turn unfinished metal into finished products.

The Company’s imported products originate as designs created by its internal design staff or by independent designers, in each case in conjunction with the Company’s product development and marketing staffs. Products based on these designs are manufactured to the Company’s specifications in various countries including Hong Kong, India, Korea, Taiwan, the People’s Republic of China and Japan.

In 2001, the Company purchased an aggregate of approximately $113 million of products from approximately 750 foreign manufacturers. No vendor accounted for 10% or more of such purchases in 2001. The Company does not have information on the financial condition of its major foreign vendors, which are primarily privately held, but is not aware of any unfavorable information related to their respective financial condition. Of the Company’s foreign purchases in 2001 approximately 88% were from vendors located in the Far East; approximately 8% were from vendors located in Europe, approximately 3% were from vendors located in India, and approximately 1% in the aggregate from vendors in other locations. The Company’s arrangements with its manufacturers are subject to the risks of doing business abroad, including risks associated with foreign currency and potential import restriction. The Company also is subject to risks associated with the availability of, and time required for, the transportation of products from foreign countries, including shipping losses or lost sales that may result from delays or interruptions in shipping. The Company does not believe that the loss of any single foreign supplier would have a material long-term adverse impact on the Company’s source of supply, as other suppliers with whom the Company does business would be able to increase production to fulfill the Company’s requirements.

The Company continues to invest in capital equipment and process control efforts to improve efficiencies, reduce costs and enhance quality related to its Rauch manufactured Christmas ornament operations. At the end of  the fourth quarter of 2001, the Company began dismantling the manufacturing equipment at its Chester, SC facility and began moving it to its primary manufacturing location in Gastonia, NC in order to improve productivity and reduce overhead costs. The consolidation activity is scheduled for completion in May, 2002.  The Company maintains adequate warehousing and distribution facilities in Gastonia, NC and Chester, SC to service this business.  Adequate manufacturing capacity exists to meet anticipated growth and the non-union labor supply is adequate in both locations. The Christmas decoration manufacturing processes at Rauch Industries use three primary raw materials: (i) glass ornament blanks, (ii) cardboard, corrugated and polystyrene packaging materials, and (iii) silver and lacquers.  The Company has not experienced difficulty in obtaining raw materials or other supplies from its vendors and does not anticipate any such difficulty in the foreseeable future.  The Company imports certain ornament hangers, decorated glass balls, assorted tree and off-the-tree decorations and stockings, tree skirts and Santa Claus hats and shirts from China, India and Mexico.

Competition

The tabletop, giftware and seasonal product lines which the Company sells are highly competitive. Not only does the large number of domestic manufacturers affect competition, but also the large volume of foreign imports. Several of the Company’s competitors are larger and have greater financial resources than the Company. The Company’s products compete indirectly with a broad range of household products not offered by the Company. Within the overall tabletop products category, the production of sterling silver flatware in the United States is relatively concentrated, with five manufacturers, including the Company, accounting for substantially all of the sterling silver flatware manufactured and sold in the United States. The other principal manufacturers and marketers of sterling silver flatware are Gorham, Inc. and its affiliate The Kirk Steiff Company, Reed & Barton Corp. and Lunt Silversmiths, all of which have been in business for many years. The giftware and seasonal products industries, however, are very fragmented with numerous small manufacturers and marketers of a limited number of products. The Company is not aware of any competitor having the same product line breadth.

The Company’s diverse product lines allow it to target a wide range of customers and to respond more effectively to changes in retail distribution and consumer preferences.  Furthermore, the trend towards vendor consolidation, and increasing electronic communications and complex logistical requirements of the retail industry, increases demand for vendors, like the Company, who can meet these requirements and make timely deliveries of a broad range of quality products and provide advertising and other sales support.

A number of factors affect competition in the sale of products of the type manufactured, imported and sold by the Company. Among these are brand identification, style, design, packaging, price, quality, promotion, sales staff and the level of service provided to customers. An important aspect of service is the ability to meet customers’ “Floor-Ready” standards, including store-level distribution, pre-pricing, electronic invoicing and shipping notices. The importance of these competitive factors varies from customer to customer and from product to product and no one of these factors is dominant in all cases. The Company believes that its ability to compete effectively can be attributed to its performance in all of these areas.

Trademarks, Copyrights and Patents

The success of the Company’s various businesses depends in part on the Company’s ability to exploit certain proprietary designs, trademarks and brand names on an exclusive basis and reliance upon the protections afforded by applicable copyright, patent and trademark laws and regulations. The loss of certain of the Company’s rights to such designs, trademarks and brand names or the inability of the Company to effectively protect or enforce such rights could adversely affect the Company. The Company does not believe that there is a significant danger that it will lose its rights to any of its material trademarks and tradenames or be unable to effectively protect or enforce such rights. Although the loss of any right to designs, trademarks and tradenames could have negative effects, any such effects are unlikely to be material.

Seasonality

Sales are generally higher in the third and fourth quarters and are strongly influenced by the buying patterns associated with the Christmas season. The Company’s needs for working capital accelerate in the second half of the year and, accordingly, total debt levels tend to peak in the third and fourth quarters, falling off again in the first quarter of the following year. The amount of the Company’s sales generated during the second half of the year generally depends upon a number of factors, including general economic conditions, and other factors beyond the Company’s control. The Company’s results of operations would be adversely affected and disproportionately affected if the Company’s sales were substantially lower than those normally expected during the second half of the year. The Company continues to introduce products appropriate to other holidays and seasons in order to increase sales during the first and second quarters.

Backlog and Warranty

Orders for the Company’s products are generally subject to cancellation until shipment. As a result, the Company’s backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic and weather conditions. As a result, comparison of backlog as of any date in a given year with backlog at the same date in a prior year is not necessarily indicative of sales trends. The Company had a backlog of approximately $23.5 million as of December 31, 2001, compared to approximately $35.1 million as of December 31, 2000. See “Seasonality.”  See Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company does not believe that backlog is necessarily indicative of the Company’s future results of operations or prospects.

The Company’s warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal retail industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company will routinely accept returns for imported products that are received late by the customer. The majority of the returned products are resold into the same distribution channel. During the three year period ended December 31, 2001, returns and allowances amounted to approximately 3.8% of sales.

Environmental Regulation

The Company’s manufacturing operations, including silverplating, chrome plating, tool making and painting operations routinely involve the handling of waste materials that are classified as hazardous. The Company also refabricates certain materials used in its silverplating operations. The Company is subject to certain domestic federal, state and local laws and regulations concerning the containment and disposal of hazardous materials and, therefore, in the ordinary course of its business, the Company incurs compliance costs and may be required to incur clean-up costs. The Company’s C.J. Vander facility is also subject to many environmental regulations related to its plating operations in the United Kingdom. Based upon currently available information, the Company does not expect that the costs of such compliance and clean-up will be material. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. In addition, the future costs of compliance with environmental laws and regulations and liabilities resulting from currently unknown circumstances or developments could be substantial and could have a material adverse effect on the Company. For example, certain laws and regulations could impose liability upon the Company for any historic releases of hazardous substances from facilities that it has owned or operated, or, from facilities to which its waste materials have been transported for treatment or disposal.

Employees

As of December 31, 2001, the Company had approximately 1,250 employees. The Company believes that its overall relationship with its employees is good.

As of December 31, 2001, the Company’s employees located in the U.S. and Puerto Rico were not represented by labor unions.

On March 1, 2002, a union election was held at the Company’s California warehouse facility located in Mira Loma, California.  On March 11, 2002, the National Labor Relations Board (“NLRB”) issued a “Certification of A Representative” stating that the tally of ballots showed that a collective-bargaining representative had been selected and no timely objections had been filed.

Approximately 28 employees of C.J. Vander are represented by the Union of Manufacturing, Science & Finance (MSF).  Management believes its employee relations are satisfactory.

ITEM 2.  Properties

The following table sets forth information with respect to the Company’s properties as of March 31, 2002:

LOCATION	TYPE OF FACILITY	APPROXIMATE SQUARE FOOTAGE	STATUS
East Boston, MA	Office/Showroom/Warehouse	292,000	Owned
North Dighton, MA	Office/Manufacturing/Warehouse	333,198	Leased
Mira Loma, CA	Warehouse/Distribution/Land	886,000	Owned
Los Angeles, CA	Showrooms	4,115	Leased
Commerce, CA	Office/Showroom	37,117	Leased
Crisfield, MD	Office/Warehouse/Retail	71,754	Owned
New York, NY	Warehouse	3,800	Leased
New York, NY	Showrooms	46,228	Leased
Atlanta, GA	Showrooms	18,707	Leased
El Paso, TX	Office/Warehouse	85,000	Leased
Dallas, TX	Showrooms	8,568	Leased
Chicago, IL	Showroom	5,540	Leased
Chester, SC	Warehouse/Showroom	828,000	Owned
Gastonia, NC	Office/Manufacturing/Distribution	387,441	Owned
San German, PR	Manufacturing/Office	87,239	Leased
London, England	Office/Showroom	2,600	Leased
Sheffield, England	Manufacturing/Warehouse/Showroom	42,000	Owned
Hong Kong	Office/Showroom	4,791	Leased
China	Warehouse/Office	183,283	Leased

ITEM 3.  Legal Proceedings

The Company has been named as a defendant in certain legal actions arising from its normal business activities, including routine copyright and trademark litigation, which actions are considered normal in the businesses in which the Company is engaged.

ITEM 4.  Submission of Matters to A Vote of Security Holders

During the fourth quarter of 2001, no matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Absence of Public Market

On April 16, 1997, THL Transaction I Corp., (“THL I”), a Delaware corporation, controlled by affiliates of Thomas H. Lee Partners, L.P. (“THL”), was merged with and into the Company (the “Merger”).  Syratech Common Stock, which was traded on the NYSE under the symbol “SYR”, was de-listed from the NYSE upon consummation of the Merger. From the effective time of the Merger, the Company has had less than 100 stockholders. The Company filed a report on Form 15 Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports under Sections 13 and 15 (d) of the Securities Exchange Act of 1934 on December 7, 1998.

Dividends Paid

The Company has never paid cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company’s ability to pay dividends is restricted by terms of the Senior Revolving Credit Facility and the Senior Notes.  The Company intends to retain all earnings to provide funds for the operation and expansion of its businesses.

ITEM 6.  Selected Financial Data

The following selected consolidated financial information as of December 31, 2001 through 1997 and for each of the years in the five-year period ended December 31, 2001 has been derived from the consolidated financial statements of the Company. The consolidated balance sheets of the Company as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001, together with the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Income Statement Data:
Net sales	$274,942	$356,598	$305,270	$290,406	$290,862
Cost of sales	204,650	259,729	221,199	212,968	214,881
Gross profit	70,292	96,869	84,071	77,438	75,981
Selling, general and administrative expenses	70,260	77,524	69,079	65,017	72,740
Asset dispositions, impairment of long-lived assets and restructuring costs (1)	1,575	(532)	(15,596)	5,170	—
Other operating income (2)	(8,742)	(1,982)	(3,358)	(5,662)	(2,366)
Income from operations	7,199	21,859	33,946	12,913	5,607
Interest expense	(23,067)	(24,223)	(24,643)	(23,709)	(16,027)
Interest income	215	70	137	34	257
Other income (3)	—	—	—	—	2,184
Income (loss) before income taxes	(15,653)	(2,294)	9,440	(10,762)	(7,979)
Provision (benefit) for income taxes	(3,914)	(575)	4,251	(2,690)	(2,306)

Income (loss) before extraordinary gain	(11,739)	(1,719)	5,189	(8,072)	(5,673)
Extraordinary gain on early extinguishment of debt, net of income taxes of $188 and $2,527 in 2001 and 2000, respectively	271	3,636	—	—	—
Net income (loss)	(11,468)	1,917	5,189	(8,072)	(5,673)
Preferred stock dividend accrued	3,293	2,940	2,624	2,344	1,530
Net income (loss) applicable to common stockholders	$(14,761)	$(1,023)	$2,565	$(10,416)	$(7,203)

Basic and diluted income (loss) per share:
Income (loss) before extraordinary gain	$(3.10)	$(0.45)	$1.37	$(2.13)	$(1.09)
Extraordinary gain on early extinguishment of debt, net of income taxes	0.07	0.96	—	—	—
Preferred stock dividend accrued	(0.87)	(0.78)	(0.69)	(0.62)	(0.29)
Net income (loss) per common share	$(3.90)	$(0.27)	$0.68	$(2.75)	$(1.38)

Weighted-average number of shares outstanding	3,784	3,784	3,784	3,784	5,216

	December 31,
	2001	2000	1999	1998	1997
BALANCE SHEET DATA:	(in thousands, except per share data)
Working capital	$110,252	$110,101	$123,439	$105,117	$114,106
Total assets	237,371	301,090	266,517	285,220	266,249
Total debt (4)	174,629	215,868	187,669	211,201	183,900
Stockholders' equity	10,128	22,224	21,337	16,538	25,153
Book value per common share	(5.44)	(1.38)	(0.84)	(1.41)	1.49

(1)          Consists of a gain on disposal of the Company’s primary east coast distribution facility in 1999 and the write down of the value of certain assets in 2001, 1999 and 1998. See Note 2 to the Company’s Financial Statements.

(2)          Consists primarily of revenue related to licensing the Farberware name. In 2001, the amount includes a one-time gain related to the sale of all of the Company’s interest in Farberware intellectual property. In 1997 the amount includes income from the sale of Farberware inventory net of certain selling, general and administrative expenses.

(3)          Consists of nonrecurring pre-tax income related to the sale of certain equipment in 1997.

(4)          Consists of long-term debt, notes payable and current maturities of long-term debt.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Except for the historical information contained or incorporated by reference in this Annual Report on Form 10-K, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company’s products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO  (i) THE COMPANY’S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS KNOWN OBLIGATIONS AND (ii) THE CONTINUATION OF, AND THE COMPANY’S ABILITY TO BENEFIT FROM, THE VENDOR CONSOLIDATION TREND IN THE RETAIL INDUSTRY DESCRIBED ELSEWHERE IN THE ANNUAL REPORT ON FORM 10-K.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales of the Company for each of the years presented.

	Percentage of Net Sales Year Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.4	72.8	72.5
Gross profit	25.6	27.2	27.5
Selling, general and administrative expenses	25.6	21.7	22.6
Impairment of long-lived assets and other asset dispositions (1)	0.6	(0.1)	(5.1)
Other operating income (2)	(3.2)	(0.5)	(1.1)
Income from operations	2.6	6.1	11.1
Interest expense, net	(8.3)	(6.7)	(8.0)
Income (loss) before income taxes	(5.7)	(0.6)	3.1
Provision (benefit) for income taxes	(1.4)	(0.1)	1.4
Income (loss) from continuing operations	(4.3)%	(0.5)%	1.7%

(1)          Consists of a gain on disposal of the Company’s primary east coast distribution facility in 1999 and the write down of the value of certain assets in 2001 and 1999. See Note 2 to the Company’s Financial Statements.

(2)          Consists primarily of revenue related to licensing the Farberware name. In 2001, the amount includes a one-time gain related to the sale of all of the Company’s interest in Farberware intellectual property.

Year ended December 31, 2001 compared to year ended December 31, 2000

Net sales, on a comparable basis (excluding sales to a specialty retail/licensing organization in 2000), decreased 8.9% to $274.9 million for the year ended December 31, 2001 from $301.9 million for the year ended December 31, 2000 reflecting the generally weak retail environment. The 2001 net sales of $274.9 million represented a 22.9% decrease from total net sales of $356.6 million for the year ended December 31, 2000. Net sales for the year ended December 31, 2000 included $54.7 million of sales to the specialty retail/licensing organization. In 2001 the Company entered into a direct sourcing agency arrangement with the specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold and distributed its licensed products. Under the new arrangement the Company’s sales and royalty expenses to this organization are eliminated and purchasing commissions are earned. Changes in normal product prices did not materially impact net sales.

Gross profit decreased to $70.3 million for the year ended December 31, 2001 from $96.9 million for the year ended December 31, 2000. Gross profit as a percentage of sales was 25.6% for the year ended December 31, 2001 compared to 27.2% for the comparable 2000 period. The 1.6 percentage point decrease reflects additional provisions for obsolete and slow moving inventory totaling approximately $5.9 million related to certain discontinued products at its Rauch Christmas ornament manufacturing operation, and to the decision to cease manufacturing certain cutlery products in favor of sourcing them, as well as additional provisions related to other tabletop and giftware products. The decrease in the gross profit percentage also reflects a favorable mix of the product sold, offset by lower absorption of distribution and manufacturing costs compared with the prior year period.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $7.2 million to $70.3 million for the year ended December 31, 2001, as compared with $77.5 million for the comparable period ended December 31, 2000. During the fourth quarter of 2001, the Company provided approximately $1.2 million related to termination benefits and contractual obligations for certain executives. The overall decrease is primarily due to reduced royalty expenses and spending cuts initiated to address the lower sales volume.

Income from operations was $7.2 million and $21.9 million for the years ended December 31, 2001 and 2000, respectively. During the fourth quarter of 2001, the Company recorded an asset impairment of $1.6 million relating to excess equipment in its Rauch Christmas ball manufacturing operations. At the end of  the fourth quarter of 2001, Rauch began dismantling the manufacturing equipment at its Chester, SC facility and began moving it to its primary Christmas ball manufacturing location in Gastonia, NC where it will displace certain older equipment. The relocation of the equipment is complete and is scheduled to be fully operational in May, 2002. Income from operations also included other operating income of $8.7 million comprised of Farberware licensing fees of $1.5 million and a one-time gain of $7.2 million related to the sale of all of the Company’s interest in the Farberware intellectual property. In 2002, the Company will no longer derive licensing fees related to Farberware.

Interest expense was $23.1 million for the year ended December 31, 2001, compared to $24.2 million in the same period of 2000. This decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding, and decreased borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $3.9 million for the year ended December 31, 2001 compared to $0.6 million for the year ended December 31, 2000. The effective income tax rate was 25% for both periods.

During the fourth quarter of 2001, the Company purchased an aggregate of $0.7 million of its Notes on the open market resulting in an extraordinary gain on early debt extinguishment of $0.3 million, net of $0.2 million in income taxes.

Net loss applicable to common stockholders for the years ended December 31, 2001 and 2000 was $14.8 million and $1.0 million, respectively, or $3.90 and $0.27, respectively, per basic and diluted share, on adjusted weighted-average shares of 3,784,018 in both periods.

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

Gross profit increased 15.2% to $96.9 million for the year ended December 31, 2000 from $84.1 million for the year ended December 31, 1999.  Gross profit as a percentage of sales was 27.2% for the year ended December 31, 2000, compared to 27.5% for the comparable 1999 period.  The 0.3 percentage point decrease in percentage gross profit primarily reflects the mix of the products sold during the period including sales of discontinued products and additional provisions for slow moving inventories. The change in gross profit as a percentage of sales was not materially impacted by change in normal product pricing.

Selling, general and administrative expenses (“S, G & A expenses”) were $77.5 million or 21.7% as a percentage of net sales for the year ended December 31, 2000, compared to 22.6% or $69.1 million for the comparable 1999 period. The $8.4 million increase in S,G & A expenses reflects higher royalties, commissions, and advertising related to the increased sales volume and investment in additional sales and marketing staff as well as higher spending for information technology. The 0.9 percentage point improvement in S, G & A expenses to sales for the year ended December 31, 2000 reflects spending controls put into place to reduce the growth in S, G & A below the rate of growth in sales volume. In 2001, the Company has entered into a sourcing arrangement with a specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold its licensed products. The effect of the new arrangement will be to reduce sales and royalty expense and increase commission revenue. The Company does not expect an adverse impact on financial results as a result of the new arrangement.

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

Interest expense, net  was $24.2 million for the year ended December 31, 2000 compared to $24.5 million in the same period of 1999.  This decrease in interest expense primarily reflects the effect in 2000 of the November 1999 receipt of proceeds from the sale of the Company’s Revere, MA property and the subsequent pay down of debt, offset by increased borrowings for working capital purposes due to higher sales volume and higher interest rates on the Company’s Revolving Credit Facilities.

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

During the fourth quarter of 2000, the Company purchased an aggregate of $16.5 million of its Notes on the open market resulting in an extraordinary gain on early debt extinguishment of $3.6 million, net of $2.5 million in income taxes.

Net loss applicable to common stockholders for the year ended December 31, 2000 was $(1.0) million or $(0.27) per share compared to net income applicable to common stockholders for the year ended December 31, 1999 of $2.6 million or $0.68 per share on adjusted weighted-average shares of 3,784,018 in both years.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2001 was $50.2 million as compared with a $24.2 million use of cash for the year ended December 31, 2000.  The improvement relates to the significant decline in working capital requirements related to the elimination of sales to the specialty retail/licensing organization as noted above, lower sales volume, reduced investment in inventories, and proceeds from the sale of the Company’s interest in the Farberware intellectual property.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in December. Inventories tend to increase from January through August of each year and gradually decrease during the final four months of the year.

Capital expenditures were approximately $6.3 million for the year ended December 31, 2001. These expenditures relate primarily to investment in information technology, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities.

The Company has a Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001, August 13, 2001 and March 22, 2002) which provides for $110 million of borrowings, including a $30 million sub-limit for the issuance of standby and commercial letters of credit. On March 22, 2002, the term of the Facility was extended for an additional year and the facility now expires on April 15, 2003. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. The Revolving Credit Facility, as amended, contains customary covenants of the Company and the subsidiary borrowers, including but not limited to requiring minimum earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), as defined, and limits on capital spending. The Company must maintain minimum availability requirements of $25 million during February and March of each year and minimum availability varying between $13.3 million and $10 million for the months from April through January. The Company is in compliance with the covenants, as amended, as of December 31, 2001. At December 31, 2001, availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum excess availability requirements, was $41.2 million.

At December 31, 2001, the Company also had debt financing of $147.8 million of 11% Senior Notes (the “Notes”) which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Notes are redeemable in whole or in part, at the Company’s option, after April 15, 2002. On November 2, 2001, the Company, through a wholly-owned subsidiary, purchased an aggregate of $0.7 million of its outstanding Notes on the open market, resulting in an extraordinary gain, net of applicable taxes, of approximately $0.3 million which was recorded in the fourth quarter of 2001. In January, 2002, the Company, through a wholly-owned subsidiary, purchased an aggregate of $2.5 million of its outstanding Notes on the open market, resulting in an extraordinary gain, net of applicable taxes, of approximately $0.7 million which will be recorded in the first quarter of 2002. The Company may from time to time in the future repurchase additional Notes on the open market as may be allowed under the terms of its Revolving Credit Facility and the terms of its Senior Notes Indenture.

On April 2, 2001 the Company executed a $10 million promissory note secured by certain real property and building improvements located in Mira Loma, California.  The note bears interest at a rate of 7.42% and is to be repaid in monthly installments until May, 2011 when a final payment of $8.1 million is due. At December 31, 2001 the balance outstanding was $9.9 million.

The Company’s level of indebtedness will have several important effects on its future operation, including (i) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Revolving Credit Facility and the Indenture governing the Senior Notes will require the Company to meet certain financial tests, and other restrictions may limit its ability to borrow additional funds or to dispose of assets and may affect the Company’s flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, and (iii) the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company believes that borrowings available under the Revolving Credit Facility, as amended, will be sufficient to finance the Company’s working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $147.8 million Notes and under its operating leases) and fund planned capital expenditures through December 31, 2002.

See Note 5 to the accompanying consolidated financial statements for additional discussion on borrowings, availability, covenants and dividend restrictions of the Company under its Revolving Credit Facilities and its Notes due April 15, 2007.

See Note 9 for a description of the dividend and liquidation terms of the Company’s Cumulative Redeemable Preferred Stock.

Significant Accounting Policies

The Company’s management is required to make estimates and assumptions in order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America.  While actual results could differ from these estimates and assumptions, the Company does not believe that such differences would have a material effect on its results of operations or financial position.  The Company’s significant accounting policies are included in Note 1 of the Notes to the consolidated financial statements.  The most significant accounting policies or estimates that underlie the preparation of the consolidated financial statements are the revenue recognition and depreciation policies, in addition to the judgments used to review long-lived assets, including goodwill and other intangible assets, for impairment.  Additionally, the Company’s depreciation policy reflects judgments on the estimated useful life of assets.

Accounting Pronouncements

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as required in fiscal 2001. The adoption of SFAS No. 133 did not have an impact on the Company’s financial statements. The Company does not utilize any derivative instruments.

In July 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have an impact on the financial statements.

In July 2001, the  Financial Accounting Standards Board approved Financial Accounting Standard No. 142 -”Goodwill and Other Intangible  Assets” (“SFAS 142”). SFAS 142 includes requirements to  test goodwill  and indefinite lived  intangible assets for impairment rather than amortize them. Goodwill amortization recorded during the twelve months ended December 31, 2001 aggregated $341. SFAS 142 will be effective for fiscal years beginning  after December 15,  2001. The Company will  adopt SFAS 142 beginning in the first  quarter of 2002. As of December 31, 2001, the Company had approximately $5.8 million of goodwill recorded related to the Rauch and Rochard acquisition. The Company does not have any specifically identified intangible assets other than goodwill for patents and trademarks. The Company is in the process of performing the initial impairment analysis as required by SFAS 142 and believes that the adoption of SFAS 142 may have an impact on its financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” for fiscal years starting after June 15, 2002.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. SFAS 144 will be effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS 144 beginning in the first quarter of 2002.  The Company does not expect adoption to have a significant impact on financial position or the results of operations.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or Eurodollar rate. The effect of a 10% change in the prime or the Eurodollar rate would not have a material impact on the Company’s financial results.  The Company also has fixed debt financing of $147.8 million of 11% Senior Notes due April 15, 2007 that had a fair value of $65.0 million as of December 31, 2001 based upon recent private market trades.  There is inherent rollover risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

The Company transacts sales and purchases primarily in U.S. dollars and maintains minimum cash balances denominated in foreign currencies.  The Company does not enter into foreign currency hedge transactions. Through December 31, 2001, foreign currency fluctuations have not had a material impact on the Company’s consolidated financial position or results of operations or cash flows in any one year and the Company does not believe that its exposure to foreign currency rate fluctuations is material.

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Syratech Corporation:

We have audited the accompanying consolidated balance sheets of Syratech Corporation and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syratech Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 22, 2002

SYRATECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and equivalents	$5,242	$3,442
Accounts receivable, net	57,530	103,637
Inventories	74,949	92,749
Deferred income taxes	17,848	14,156
Prepaid expenses and other	2,665	3,318
Total current assets	158,234	217,302

Property, plant and equipment, net	68,195	71,776
Purchase price in excess of net assets acquired, net	6,225	6,566
Other assets, net	4,717	5,446
Total	$237,371	$301,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$16,995	$67,318
Accounts payable	10,976	13,642
Accrued expenses	8,079	15,178
Accrued interest	4,359	3,743
Accrued compensation	4,181	3,421
Accrued advertising	3,263	3,610
Income taxes payable	129	289
Total current liabilities	47,982	107,201

Long - term debt	157,634	148,550
Deferred income taxes	18,818	20,547
Pension liability	2,809	2,568
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, includes accrued and unpaid dividends of $12,731 and $9,438 in 2001 and 2000, respectively)	30,731	27,438
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(19,092)	(4,331)
Accumulated other comprehensive loss	(1,549)	(921)
Total stockholders’ equity	10,128	22,224
Total	$237,371	$301,090

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2001	2000	1999
Net sales (1)	$274,942	$356,598	$305,270
Cost of sales	204,650	259,729	221,199

Gross profit	70,292	96,869	84,071

Selling, general and administrative expenses	70,260	77,524	69,079
Asset dispositions, impairment of long-lived assets and restructuring costs	1,575	(532)	(15,596)
Other operating income	(8,742)	(1,982)	(3,358)

Income from operations	7,199	21,859	33,946

Interest expense	(23,067)	(24,223)	(24,643)
Interest income	215	70	137

Income (loss) before provision (benefit) for income taxes	(15,653)	(2,294)	9,440

Provision (benefit) for income taxes	(3,914)	(575)	4,251

Income (loss) before extraordinary gain	(11,739)	(1,719)	5,189

Extraordinary gain on early extinguishment of debt, net of income taxes of $188 and $2,527 in 2001 and 2000, respectively	271	3,636	—

Net income (loss)	(11,468)	1,917	5,189

Preferred stock dividends accrued	3,293	2,940	2,624
Net income (loss) applicable to common stockholders	$(14,761)	$(1,023)	$2,565

Basic and diluted income (loss) per share:
Income (loss) before extraordinary gain	$(3.10)	$(0.45)	$1.37
Extraordinary gain on early extinguishment of debt, net of income taxes of $188 and $2,527 in 2001 and 2000, respectively	0.07	0.96	—
Preferred stock dividends accrued	(0.87)	(0.78)	(0.69)
Net income (loss) per common share	$(3.90)	$(0.27)	$0.68

Weighted-average number of shares outstanding	3,784	3,784	3,784

(1) See Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of sales decrease.

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

(in thousands, except for share data)

	Common Stock		Cumulative Redeemable Preferred Stock			Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income /(Loss)	Total
Balance, January 1, 1999	3,784,018	$38	18,000	$21,874	$(5,873)	$499	$16,538
Accrued preferred stock dividend				2,624	(2,624)		–
Comprehensive income:
Translation adjustment						(390)	(390)
Net Income					5,189		5,189
Total comprehensive income							4,799
Balance, December 31, 1999	3,784,018	38	18,000	24,498	(3,308)	109	21,337
Accrued preferred stock dividend				2,940	(2,940)		–
Comprehensive income:
Translation adjustment						(695)	(695)
Minimum pension adjustment						(335)	(335)
Net income					1,917		1,917
Total comprehensive income							887
Balance, December 31, 2000	3,784,018	38	18,000	27,438	(4,331)	(921)	22,224
Accrued preferred stock dividend				3,293	(3,293)		–
Comprehensive loss:
Translation adjustment						(245)	(245)
Minimum pension adjustment						(383)	(383)
Net loss					(11,468)		(11,468)
Total comprehensive loss							(12,096)
Balance, December 31, 2001	3,784,018	$38	18,000	$30,731	$(19,092)	$(1,549)	$10,128

See notes to consolidated financial statements

SYRATECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(11,468)	$1,917	$5,189
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,985	8,618	8,582
Deferred income taxes	(5,421)	(93)	2,788
Pension liability	241	(106)	(291)
Impairment of long-lived assets	1,575		1,747
Gain on sale of property			(17,988)
Gain on extinguishment of debt before income taxes	(459)	(6,163)
(Gain) loss on disposal of assets and other	81	(17)	(22)
Changes in assets and liabilities:
Accounts receivable	46,107	(34,370)	434
Inventories	17,800	1,347	(7,491)
Prepaid expenses and other	653	(45)	(1,629)
Accounts payable and accrued expenses	(8,736)	5,644	(1,976)
Income taxes payable	(160)	(927)	798
Net cash from operating activities	50,198	(24,195)	(9,859)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,250)	(7,919)	(6,519)
Proceeds from disposal of assets	191	278	32,591
Other	(65)	(105)	67
Net cash from investing activities	(6,124)	(7,746)	26,139

Cash flows from financing activities:
Change in revolving loan facilities	(50,462)	44,649	(23,532)
Retirement of outstanding senior notes	(227)	(9,793)
Proceeds from long-term debt	10,000
Repayments of long-term debt	(73)
Other	(948)	(5)
Net cash from financing activities	(41,710)	34,851	(23,532)
Effect of exchange rate changes	(564)	(919)	(306)
Net increase (decrease) in cash and equivalents	1,800	1,991	(7,558)
Cash and equivalents, beginning of year	3,442	1,451	9,009
Cash and equivalents, end of year	$5,242	$3,442	$1,451

See notes to consolidated financial statements

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

Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Syratech Corporation and its subsidiaries (the “Company”),  Wallace International Silversmiths, Inc. and its subsidiaries (“Wallace”), Leonard Florence Associates, Inc. (“LFA”), Towle Manufacturing Company and its subsidiaries (“Towle”), Rochard, Inc. ("Rochard") Rauch Industries, Inc. and its subsidiaries (“Rauch”), Silvestri Inc. (“Silvestri”), and Syratech (H.K.) Ltd. and its subsidiaries (“Syratech H.K.”). All significant intercompany balances and transactions have been eliminated.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include income taxes, long lived asset impairment, reserves for potentially obsolete and slow moving inventory, and reserves for potential bad debts and sales returns.

Revenue Recognition

Revenue is recognized when products are shipped. The Company provides allowances for estimated doubtful accounts and sales returns based on historical experience and evaluation of specific accounts. Such allowances were comprised of the following:

	December 31,
	2001	2000
Sales returns and allowances	$9,586	$10,041
Doubtful accounts	2,453	1,881
	$12,039	$11,922

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

Customers

Substantially all customers are retailers. Customers in one geographic area do not constitute a significant portion of sales.  Sales to one customer represented 12.0%, 12.2% and 10.6% of 2001, 2000 and 1999 consolidated net sales, respectively. In 2001, one customer represented 16.9% of net accounts receivable and another customer represented 11.1% of net accounts receivable.  In 2000, one customer represented 17.2% of net accounts receivable.

Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with a remaining maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method.  See Note 3.

Property, Plant and Equipment

Purchased property, plant and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease term. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets and over the terms, if shorter, of the related leases, as follows:

Years
Buildings and improvements	2 to 50
Tools and dies	3 to 50
Machinery and equipment	3 to 10
Other	3 to 10

Impairment of Long-Lived Assets

Recoverability of long-lived assets is determined in accordance with the Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, by periodically comparing the forecasted undiscounted net cash flows of the operations to which the assets relate to the carrying amount, including associated intangible assets of such operations. If it is determined that an impairment in value has occurred, the carrying value will be written down to the present value of the future cash flows to be generated. (Note 2).

Purchase Price in Excess of Net Assets Acquired

Purchase price in excess of net assets acquired is amortized using the straight-line method over 30 years. This goodwill is a result of the Company’s purchase of its Rauch subsidiary in 1996. The Company evaluates the carrying value of goodwill based upon current and anticipated net income and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value.

See Recent Accounting Pronouncements in this section for information regarding new accounting rules for goodwill effective for the year ended December 31, 2002.

Other Assets

Other assets consist principally of deposits and deferred financing costs. Deferred financing costs are being amortized using the interest method over the terms of the related loans. Accumulated amortization aggregated approximately $6,432 and $4,744 at December 31, 2001 and 2000, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred. These costs are recorded in selling, general and administrative expenses and totaled $3,684, $4,440 and $4,196 in the years ended December 31, 2001, 2000 and 1999, respectively.

Financial Instruments

The carrying values of cash and equivalents, accounts receivable, accounts payable and borrowings under revolving credit facilities approximate fair value due to the short-term nature of these instruments. At December 31, 2001, the Company had debt financing of $147,846 of 11% Senior Notes (the “Notes”). The fair value of the Notes (Note 5) was estimated to be $65,042 as of December 31, 2001, based upon recent private market trades.

Income Taxes

The Company and its domestic subsidiaries (except for Wallace’s Puerto Rican subsidiaries) file a consolidated federal income tax return. The Puerto Rican subsidiaries file separate returns in accordance with Section 936 of the Internal Revenue Code.  The Company uses the liability method of accounting for income taxes.  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The Company provides for taxes on substantially all undistributed earnings of foreign subsidiaries.

The Company records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible.  The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and income and expense items are translated at the average rates of exchange prevailing during each year. The effects of foreign currency fluctuations on the foreign subsidiaries’ assets and liabilities have been recorded directly to other comprehensive income included as a component of stockholders’ equity.  Gains and losses on foreign currency transactions are included in the consolidated statement of operations and comprehensive income.

Earnings (Loss) Per Share

Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflect the impact of potential common shares from options and warrants, using the treasury stock method. There were no potential common shares in 2001, 2000 or 1999.

Comprehensive Income / (Loss)

Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments and minimum pension liability adjustments.

Recent Accounting Pronouncements

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as required in fiscal 2001. The adoption of SFAS No. 133 did not have an impact on the Company’s financial statements. The Company does not utilize any derivative instruments.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have an impact on the financial statements.

In July 2001, the  Financial Accounting Standards Board approved Financial Accounting Standard No. 142 - “Goodwill  and Other  Intangible  Assets” (“SFAS 142”). SFAS 142 includes requirements to  test goodwill  and indefinite lived  intangible assets for impairment rather than amortize them. Goodwill amortization recorded during the twelve months ended December 31, 2001 aggregated $341. SFAS 142 will be effective for fiscal years beginning  after December 15,  2001. The Company will  adopt SFAS 142 beginning in the first  quarter of 2002. As of December 31, 2001, the Company had approximately $5,825 of goodwill recorded related to the Rauch and Rochard acquisition. The Company does not have any specifically identified intangible assets other than goodwill for patents and trademarks. The Company is in the process of performing the initial impairment analysis as required by SFAS 142 and believes that the adoption of SFAS 142 may have an impact on its financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” for fiscal years starting after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. SFAS 144 will be effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS 144 beginning in the first quarter of 2002.  The Company does not expect adoption to have a significant impact on financial position or the results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Cash Flow Information

Supplemental cash flow information is as follows:

Cash paid during the year for:

	2001	2000	1999
Interest	$20,619	$22,941	$23,318

Income taxes	$1,902	$2,190	$1,118

2.  Asset Dispositions, Impairment of Long-Lived Assets and Restructuring Costs

During the fourth quarter of 2001, the Company recorded an asset impairment of $1,575 relating to excess equipment primarily relating to the consolidation of its Rauch manufacturing operations. At the end of  the fourth quarter of 2001, Rauch began dismantling the manufacturing equipment at its Chester, SC facility and began moving it to its primary manufacturing location in Gastonia, NC where it will displace certain older equipment which will no longer be used. The relocation of the equipment is complete and is scheduled to be fully operational by May, 2002.

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

In the fourth quarter of 1999, the Company wrote down the value of certain assets by approximately $1,157.  These write-downs relate to abandonment of certain manufacturing equipment at its Gastonia, NC facility with a book value of approximately $1,057. The remaining asset write-downs relate to the finalization of amounts relative to the shutdown of its El Paso, TX facility. The El Paso facility was sold in December of 1999 and was leased back through June 30, 2000. The Company relocated its warehousing activities to a newly leased 85,000 sq. ft. facility also in El Paso. Other less significant asset write-downs and adjustments aggregated a net charge of $611.  All amounts provided in 1999 were fully utilized during 2000.

3.             Inventories

Inventories by major classification are as follows:

	December 31,
	2001	2000
Raw materials	$7,543	$10,757
Work-in-process	4,398	8,062
Finished goods	63,008	73,930

Total	$74,949	$92,749

4.             Property, Plant and Equipment

Property, plant and equipment was comprised of the following:

	December 31,
	2001	2000
Land and improvements	$6,359	$6,359
Buildings and improvements	53,167	52,153
Tools and dies	19,045	18,604
Machinery and equipment	38,672	40,068
Other	4,275	3,988
Construction in progress	2,558	1,873

Total	124,076	123,045
Less accumulated depreciation	(55,881)	(51,269)

Net	$68,195	$71,776

Capitalized interest is not material to the Company’s consolidated financial statements in any year presented.

Unrecorded commitments for property, plant and equipment are not material to the Company’s consolidated financial statements at December 31, 2001.

5.             Revolving Loan Facilities and Notes Payable

Revolving Loan Facilities

The Company has a Senior Revolving Credit Facility (the “Revolving Credit Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001, August 13, 2001, and March 22, 2002) which at December 31, 2001 provided for $123,000 of borrowings, including a $30,000 sublimit for the issuance of standby and commercial letters of credit. The amendment dated March 22, 2002 reduced the Revolving Credit Facility to $110,000 and extended its expiration by one year to April 15, 2003. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points (5.62% using the 30-day Eurodollar rate at December 31, 2001) or the Prime Rate plus 100 basis points (5.75% at December 31, 2001). The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 2001 was 8.29%. The obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company (the “Issuer/Guarantor Parent”) and its domestic subsidiaries and by a pledge of 100% of the domestic subsidiaries’ (the “Guarantor Subsidiaries”) and at least 65% of the foreign subsidiaries’ (“Non-Guarantor Subsidiaries”) outstanding capital stock  (Note 14). The Revolving Credit Facility, as amended, contains customary covenants of the Company and the subsidiary borrowers, including but not limited to requiring minimum earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), as defined, and limits on capital spending. The Company must maintain minimum availability requirements of $25,000 during February and March of each year and minimum availability varying between $13,300 and $10,000 for the months from April through January. At December 31, 2001, there was $16,000 outstanding under this facility and of these borrowings, $16,000 were at the Eurodollar rate. The Company is in compliance with the covenants, as amended, as of December 31, 2001. Availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum availability requirements, was $41,167 at December 31, 2001.

Notes Payable

At December 31, 2001, the Company also had debt financing of $147,846 of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries (“Guarantor Subsidiaries”) but not of its foreign subsidiaries (See Note 14). Consequently, the obligations of the Company under the Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Notes are redeemable, in whole or in part, at the Company’s option after April 15, 2002.

During the fourth quarter of 2001 and 2000, the Company, purchased an aggregate of $704 and $16,450, respectively, of its Notes on the open market resulting in an extraordinary gain of $271 and $3,636, net of $188 and $2,527, respectively, in income taxes.

Subsequently, in January, 2002, the Company, purchased an additional $2,500 of its outstanding Notes on the open market, resulting in an extraordinary gain of approximately $729 net of $507 in income taxes which will be recorded in the first quarter of 2002.

The Company’s ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Notes. The Notes also include financial covenants, which are less restrictive than the covenants contained in the Revolving Credit Facility. Cross default provisions exist between the Notes and the Revolving Credit Facility.

Other Debt Facilities

The Company has outstanding borrowings of $856 under one of Wallace’s Puerto Rican subsidiaries’ $1,000 debt facility (the “Facility”), expiring on April 30, 2002.  The Facility bears interest at a rate equal to the bank’s Prime Rate plus 100 basis points  (5.75% at December 31, 2001).  The Company has paid the Facility down to zero for a consecutive 15 day period as required by its terms. Availability under the Facility was $144 at December 31, 2001. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 2001 was 7.0%. Borrowings under the Facility were uncollateralized; however, the pledge of assets owned by one of the subsidiaries as collateral for other loans was prohibited. Borrowings under the Facility were guaranteed by the Company and cross-guaranteed by certain other subsidiaries.

The Company’s C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 (“Overdraft Facility”) which provides for borrowings of £250.  Borrowings made under the Overdraft Facility bear interest at the bank’s base rate plus 1% (5% at December 31, 2001). The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd.  The Overdraft Facility as renewed on September 28, 2001 is due on demand and expires on April 30, 2002.  Availability under the Overdraft Facility was £250 at December 31, 2001.  There were no borrowings under this facility for the year ended December 31, 2001.

On April 2, 2001, the Company executed a $10,000 promissory note secured by certain real property and building improvements located in Mira Loma, California.  The note bears interest at a rate of 7.42% and is to be repaid in monthly installments until May, 2011 when a final payment of $8.1 million is due.  At December 31, 2001, the balance outstanding on the note was $9,927.

6.      Income Taxes

The provisions (benefit) for income taxes from continuing operations before extraordinary gain, excluding $188 and $2,527 of deferred tax expense reported as a reduction of the extraordinary item reported for fiscal 2001 and 2000, respectively are as follows:

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$—	$380	$87
State	326	506	579
Foreign	1,372	1,159	797
	1,698	2,045	1,463
Deferred:
Federal	(5,070)	(2,412)	3,198
State	(542)	(208)	(410)
Foreign	—	—	—
	(5,612)	(2,620)	2,788
Total provisions	$(3,914)	$(575)	$4,251

The reconciliations between the Company’s effective income tax rate and the U.S. federal statutory rate from continuing operations before extraordinary gain are as follows:

	Year Ended December 31,
	2001	2000	1999
Federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal income tax benefit	0.8%	7.0%	2.4%
Foreign income taxes (including Puerto Rico)	7.9%	(3.4)%	6.2%
Other	1.3%	6.4%	1.4%
Effective income tax rate	(25.0)%	(25.0)%	45.0%

The components of income before provision (benefit) for income taxes from continuing operations before extraordinary gain were comprised of the following:

	Year Ended December 31,
	2001	2000	1999
Domestic	$(23,215)	$(7,598)	$3,859
Foreign	7,562	5,304	5,581
Total	$(15,653)	$(2,294)	$9,440

Provisions have been made for taxes on the majority of the undistributed earnings of Syratech H.K. and Wallace’s Puerto Rican subsidiaries which are ultimately expected to be remitted to the parent company.  In addition, the Company has permanently invested a portion of the undistributed earnings of these subsidiaries.  It is not practical to estimate the amount of unrecognized deferred tax liabilities attributable to these undistributed foreign earnings.

Wallace’s Puerto Rican subsidiaries operate under grants from the Commonwealth of Puerto Rico exempting 90% of their income from taxation until December 2003.  Had the Company not been eligible for the tax exemption, net loss for 2001 would have increased by $727, net loss in 2000 would have increased by $1,217 and net income for 1999 would have decreased by $985, and the earnings per share would have been decreased by approximately $.19, $.32 and $.26, respectively.

The tax effects of significant items comprising the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2001	2000
Accounts receivable	$5,719	$5,458
Inventory	4,167	2,282
Reserves and accruals	1,366	1,366
Operating loss carryforwards	10,548	7,710
Other	739	471
Total	22,539	17,287
Valuation allowance	(4,691)	(3,131)
Net current deferred tax asset	$17,848	$14,156

Property, plant and equipment	$(9,957)	$(11,247)
Deferred compensation	809	874
Foreign earnings to be remitted	(9,670)	(10,174)

Net non-current deferred tax liability	$(18,818)	$(20,547)

The valuation allowance relates primarily to the potential unusable portion of foreign tax loss carryforwards, and increased primarily as a result of fiscal 2001 losses by a foreign subsidiary. At December 31, 2001, the Company has available a net operating tax loss carryforward in the United States of approximately $21,338 which will expire between the years 2012 and 2021.

7.      Commitments and Contingencies

The Company and its subsidiaries have various operating lease commitments for buildings and equipment. The lease agreements generally require the Company to pay insurance, real estate taxes, and maintenance and contain various renewal options. Future minimum rental payments for all noncancellable operating leases for each of the next five years and thereafter are as follows:

2002	$3,790
2003	3,214
2004	2,584
2005	1,979
2006	1,275
Subsequent to 2006	643

Rent expense for all operating leases was approximately $5,054, $5,636 and $3,951 in 2001, 2000, and 1999, respectively.

Rauch has entered into long term Purchase Commitments ("Supply Agreements") with two vendors located in Kentucky and Pennsylvania for glass components used in the manufacture of Christmas ornaments. The Supply Agreements provide for the vendors to supply and Rauch to purchase, certain minimum quantities. At the end of December 31, 2001, the Company was committed under the Supply Agreements to purchases during the year ending December 31, 2002 of approximately $3,950. No commitment has been made for future purchases beyond that date.

Certain subsidiaries were contingently obligated for outstanding letters of credit, trade acceptances and similar instruments aggregating $4,764 at December 31, 2001 (Note 5). The assets of Syratech H.K. are pledged as collateral for certain of these contingent obligations.

8.      Employee Benefit Plans

The following information is provided in accordance with the provisions of SFAS No. 132, “ Employers’ Disclosures about Pensions and other Postretirement Benefits.”

401(K) Savings Plans

The Company has two 401(k) savings plans (the “Plans”). The Plans cover substantially all employees of its domestic and Puerto Rican subsidiaries, and are subject to certain minimum age and length of employment requirements.  Under the Plans, the Company matches 50% of the first five hundred twenty dollars contributed and 30% thereafter, of the participants’ contributions up to 6% of compensation. The Company also has a savings plan, established in 1991, covering substantially all employees of the Company’s Hong Kong subsidiary. Under the Hong Kong plan, the Company contributes up to 10% of the participants’ compensation. The Company contributed an aggregate of $744, $581 and $510 to all of these plans in 2001, 2000 and 1999.

Officers Retirement Plan

The Company has employment agreements with certain officers for terms ranging from three to five years.

Agreements with five of the Company’s officers provide for other retirement benefit payments. Two agreements provide that the benefit payments be based upon two percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives’ retirement dates multiplied by the number of years of service. In addition, one of the agreements provides for a 100% survivor benefit for the executive’s spouse. Two agreements provide for benefit payments based upon the greater of (i) $75 or (ii) one-half of one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives’ retirement dates multiplied by the number of years of service. One agreement with an officer provides for benefit payments based upon the greater of (i) $75 or (ii) one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives’ retirement dates multiplied by the number of years of service. On July 29, 1998, the Company entered into Amendment No. 1 to Mr. Florence’s Amended and Restated Employment Agreement which provided, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit.  The terms of the Amendment provide for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit provided that such payments are allowed under the terms of the Company’s credit agreements, as amended. In January, 2002 the final payment satisfying the Company’s retirement obligation to Mr. Florence was made.

These agreements provide for minimum annual salaries aggregating $2,580 and certain other benefits.  Pension expense is determined using assumptions at the beginning of the year. Assumptions used in determining the actuarial present value of the projected benefit obligation include a discount rate of 6.75% in 2001, 2000, and 1999, and a rate of future increases in benefit compensation of 3%. An additional minimum liability of $718 for fiscal year 2001 is recorded within other comprehensive income.

Change in projected benefit obligation:

	2001	2000	1999
Benefit obligation at beginning of year	$2,727	$2,717	$3,261
Service cost	56	158	198
Interest cost	145	123	160
Actuarial loss/(gain)	521	621	(10)
Payments	(577)	(892)	(892)
Benefit obligation at end of year	$2,872	$2,727	$2,717

Components of net periodic benefit costs:

	2001	2000	1999
Service cost for benefits earned	$56	$158	$198
Interest cost benefit obligation	145	123	160
Amortization of prior service cost	(34)	(34)	(34)
Amortization of loss	63	6	26
Net periodic pension cost	$230	$253	$350

Funded status as of December 31, 2001 and 2000:

	2001	2000
Actuarial present value of obligations:
Accumulated benefit obligation	$2,809	$2,568
Projected benefit obligation	$2,872	$2,727
Fair value of plan assets	-	-
Projected benefit obligation in excess of plan assets	2,872	2,727
Unrecognized prior service cost	230	265
Unrecognized gain/(loss)	(1,011)	(759)
Additional minimum liability	718	335
Net accrued pension liability	$2,809	$2,568

Other

The Company’s C. J. Vander subsidiary also has an employee benefit plan. The Company’s obligation under the plan is not material to the Company’s consolidated financial position or results of operations.

9.      Stockholders’ Equity

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

Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred Stock for the purpose of calculating succeeding years’ dividends. At December 31, 2001, $12,731 was accrued.

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

10.   Related-Party Transactions

In connection with the 1997 merger between the Company and THL Transaction I Corp, a Delaware corporation, controlled by affiliates of Thomas H. Lee Partners, L.P. (“THL”), the Company entered into a Management Agreement with THL. The Company paid and expensed $450 in 2001, 2000 and 1999 under this arrangement. THL and affiliates own 59.9% of the outstanding common stock and 100% of the preferred stock of the Company.

11.   Segment Disclosures

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products.  This segment generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The Company has determined that it only has one reportable segment meeting the criteria established under SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, as the Company’s chief operating decision maker, as defined, (determined to be the Chief Executive Officer and President) and the Board of Directors do not manage any part of the Company separately and review and evaluate only the Company’s consolidated operating results.

The Company’s operations are conducted primarily in the United States of America (US), with only two locations representing individually more than 10% of revenues or income from operations: the US and Hong Kong. The Company also conducts operations in the United Kingdom (UK) and in other countries; however these operations are individually insignificant and have been included in “Other Foreign” below.

The following presents information in accordance with SFAS No. 131:

	Year Ended December 31,
	2001	2000	1999
Product Offerings:
Net sales:
Tabletop and Giftware	$195,544	$230,076	$202,563
Seasonal	79,398	126,522	102,707
Total	$274,942	$356,598	$305,270

Geographic Location:
Net sales:
United States	$212,089	$291,721	$250,454
Hong Kong	55,142	57,900	48,124
Other foreign	7,711	6,977	6,692
Total	$274,942	$356,598	$305,270

Income (loss) from operation:
United States	$(414)	$16,573	$28,355
Hong Kong	8,600	7,245	6,794
Other Foreign	(987)	(1,959)	(1,203)
Total	$7,199	$21,859	$33,946

Identifiable assets
United States	$223,152	$283,026	$249,299
Hong Kong	6,979	7,833	6,108
Other Foreign	7,240	10,231	11,110
Total	$237,371	$301,090	$266,517

12.   Litigation

The Company has been named as a defendant in certain legal actions arising from its normal business activities. The Company carries insurance against liability for certain types of risks. Although the amount of liability that could result from any litigation cannot be predicted, in the opinion of management, the Company’s potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

13.       Quarterly Results (Unaudited)

SUPPLEMENTARY INFORMATION

Quarterly Results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2001:
Net sales	$41,707	$40,570	$104,008	$88,657
Gross profit	9,813	12,248	30,345	17,886
Income (loss) from operations	(5,994)	(2,985)	12,763	3,415
Income (loss) before provision (benefit) for income taxes	(11,336)	(8,355)	6,960	(2,922)
Income (loss) from continuing operations before extraordinary gain	(8,502)	(6,266)	5,220	(2,191)
Extraordinary gain on debt extinguishment				271
Preferred stock dividend accrued	(823)	(823)	(823)	(824)
Net income (loss) applicable to common stockholders	(9,325)	(7,089)	4,397	(2,744)
Basic and diluted income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$(2.24)	$(1.65)	$1.38	$(0.59)
Extraordinary gain net of income taxes				0.07
Preferred stock dividend accrued	(0.22)	(0.22)	(0.22)	(0.21)
Net income (loss) per common share	$(2.46)	$(1.87)	$1.16	$(0.73)

Weighted-average number of shares outstanding	3,784	3,784	3,784	3,784

Year Ended December 31, 2000:
Net sales	$55,327	$47,141	$119,806	$134,324
Gross profit	14,864	12,426	36,349	33,230
Income (loss) from operations	(3,337)	(3,220)	15,707	12,709
Income (loss) before provision (benefit) for income taxes	(8,779)	(8,721)	9,357	5,849
Income (loss) from continuing operations before extraordinary gain	(6,584)	(6,535)	7,012	4,388
Extraordinary gain on debt extinguishment				3,636
Preferred stock dividend accrued	(735)	(735)	(735)	(735)
Net income (loss) applicable to common stockholders	(7,319)	(7,270)	6,277	7,289
Basic and diluted income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$(1.74)	$(1.72)	$1.85	$1.16
Extraordinary gain net of income taxes				0.96
Preferred stock dividend accrued	(0.19)	(0.20)	(0.19)	(0.20)
Net income (loss) per common share	$(1.93)	$(1.92)	$1.66	$1.92

Weighted-average number of shares outstanding	3,784	3,784	3,784	3,784

During the fourth quarter of 2001, the Company provided approximately $1,248 related to termination benefits and contractual obligations for certain executives and recorded an asset impairment of $1,575 for excess equipment primarily relating to the consolidation of its Rauch manufacturing operations (Note 2). The Company also recorded additional provisions for obsolete excess and slow moving inventory of $5,829 related to certain discontinued products at Rauch and to the decision to cease manufacturing certain cutlery products in favor of sourcing them, as well as additional provisions related to other tabletop and giftware products. Also in the fourth quarter of 2001, a one-time pre-tax gain of $7,240 related to the sale of all of the Company’s interest in the Farberware intellectual property was recognized.

During the fourth quarter of 2000 the separation benefits recorded in 1999 as a result of the sale of the Company’s primary east coast warehouse were not required and the $532 accrual was reversed with a corresponding benefit to the statement of operations (see Note 2).  A subsidiary of the Company recorded $1,425 of additional provisions for excess and slow moving inventory, also during the fourth quarter.

14.          Supplemental Consolidating Financial Statements

The following supplemental consolidating financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries (Note 5).  Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

December 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiarie	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$	$3,249	$1,993	$	$5,242
Accounts receivable, net		52,465	5,065		57,530
Inventories		71,977	3,431	(459)	74,949
Deferred income taxes	5,857	11,991			17,848
Prepaid expenses and other	113	2,296	256		2,665

Total current assets	5,970	141,978	10,745	(459)	158,234

Property, plant and equipment, net		65,563	2,679	(47)	68,195
Purchase price in excess of net assets acquired		5,825		400	6,225
Other assets, net	4,720	509		(512)	4,717
Investment	49,665	10,020		(59,685)	—
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$16,995	$—	$	$16,995
Accounts payable		6,089	4,887		10,976
Accrued expenses	39	7,486	554		8,079
Accrued interest	3,832	527			4,359
Accrued compensation		3,821	360		4,181
Accrued advertising		3,263			3,263
Income taxes payable	(12,687)	9,627	480	2,709	129
Total current liabilities	(8,816)	47,808	6,281	2,709	47,982
Long-term debt	165,000	9,788		(17,154)	157,634
Deferred income taxes	9,672	9,146			18,818
Pension liability		2,809			2,809
Intercompany (receivable) payable	(144)	30,920	(29,384)	(1,392)	—
Stockholders' equity	(105,357)	123,424	36,527	(44,466)	10,128
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

December 31, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents.	$	$968	$2,474	$	$3,442
Accounts receivable, net.		97,839	5,798		103,637
Inventories		87,767	5,441	(459)	92,749
Deferred income taxes	4,797	9,359			14,156
Prepaid expenses and other	113	2,799	406		3,318
Total current assets	4,910	198,732	14,119	(459)	217,302

Property, plant and equipment, net		68,676	3,150	(50)	71,776
Purchase price in excess of net assets acquired		6,066		500	6,566
Other assets, net	5,790	150		(494)	5,446
Investment	49,665	9,793		(59,458)
Total	$60,365	$283,417	$17,269	$(59,961)	$301,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$67,318	$	$	$67,318
Accounts payable		7,556	6,086		13,642
Accrued expenses	41	13,947	1,190		15,178
Accrued interest	3,832	(89)			3,743
Accrued compensation		2,997	424		3,421
Accrued advertising		3,610			3,610
Income taxes payable	(9,893)	7,315	346	2,521	289
Total current liabilities	(6,020)	102,654	8,046	2,521	107,201
Long-term debt	165,000			(16,450)	148,550
Deferred income taxes	10,174	10,373			20,547
Pension liability		2,568			2,568
Intercompany (receivable) payable	(13,127)	36,379	(21,860)	(1,392)
Stockholders' equity	(95,662)	131,443	31,083	(44,640)	22,224
Total	$60,365	$283,417	$17,269	$(59,961)	$301,090

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$	$212,648	$121,857	$(59,563)	$274,942
Cost of sales		165,445	98,768	(59,563)	204,650

Gross profit		47,203	23,089		70,292

Selling, general and administrative expenses	450	54,334	15,476		70,260
Asset disposition, impairments, restructuring		1,575			1,575
Other operating income		(8,742)			(8,742)

Income (loss) from operations	(450)	36	7,613	-	7,199

Interest expense	(20,567)	(2,434)	(66)		(23,067)
Interest income		200	15		215
Dividend income	5,680			(5,680)

Income (loss) before provision (benefit) for income taxes	(15,337)	(2,198)	7,562	(5,680)	(15,653)

Provision (benefit) for income taxes	(4,357)	(929)	1,372		(3,914)

Income (loss) from continuing operations before extraordinary gain	(10,980)	(1,269)	6,190	(5,680)	(11,739)

Extraordinary gain on early extinguishment of debt, net of income taxes of $188	271				271

Net income (loss)	(10,709)	(1,269)	6,190	(5,680)	(11,468)

Preferred stock dividends accrued	3,293				3,293

Net income (loss) applicable to common stockholders	$(14,002)	$(1,269)	$6,190	$(5,680)	$(14,761)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$	$292,115	$130,932	$(66,449)	$356,598
Cost of sales		217,367	108,811	(66,449)	259,729

Gross profit		74,748	22,121	—	96,869

Selling, general and administrative expenses	450	60,239	16,835		77,524
Asset dispositions, impairment of long-lived assets and restructuring costs		(532)			(532)
Other operating income		(1,982)			(1,982)

Income (loss) from operations	(450)	17,023	5,286	—	21,859

Interest expense	(22,309)	(1,880)	(34)		(24,223)
Interest income		18	52		70
Dividend income	1,285			(1,285)

Income (loss) before provision (benefit) for income taxes	(21,474)	15,161	5,304	(1,285)	(2,294)

Provision (benefit) for income taxes	(6,556)	4,822	1,159		(575)

Income (loss) from continuing operations before extraordinary gain	(14,918)	10,339	4,145	(1,285)	(1,719)

Extraordinary gain on early extinguishment of debt, net of income taxes of $2,527	3,636				3,636
Net income (loss)	(11,282)	10,339	4,145	(1,285)	1,917

Preferred stock dividends accrued	2,940				2,940

Net income (loss) applicable to common stockholders	$(14,222)	$10,339	$4,145	$(1,285)	$(1,023)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales .	$	$250,550	$94,864	$(40,144)	$305,270
Cost of sales		186,145	75,198	(40,144)	221,199

Gross profit		64,405	19,666	—	84,071

Selling, general and administrative expenses	450	54,541	14,119	(31)	69,079
Asset dispositions and impairment of long-lived assets		(15,552)	(44)		(15,596)
Other operating income		(3,358)			(3,358)

Income (loss) from operations	(450)	28,774	5,591	31	33,946

Interest expense	(19,573)	(5,019)	(51)		(24,643)
Interest income		96	41		137
Dividend income	14,390			(14,390)	—

Income (loss) before provision (benefit) for income taxes	(5,633)	23,851	5,581	(14,359)	9,440

Provision (benefit) for income taxes	(4,625)	8,080	796		4,251

Net income (loss)	(1,008)	15,771	4,785	(14,359)	5,189

Preferred stock dividends accrued	2,624				2,624

Net income (loss) applicable to common stockholders	$(3,632)	$15,771	$4,785	$(14,359)	$2,565

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,709)	$(1,269)	$6,190	$(5,680)	$(11,468)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,768	7,720	497		9,985
Deferred income taxes	(1,562)	(3,859)			(5,421)
Impairment of long-lived assets and other asset dispositions		1,575			1,575
Gain on extinguishment of debt, before income taxes	(459)				(459)
Dividend income	(5,680)			5,680
(Gain) or loss on disposal of assets		73	8		81
Pension liability		241			241
Increase (decrease) in assets and liabilities
Accounts receivable		45,374	733		46,107
Inventories		15,790	2,010		17,800
Prepaid expenses and other		503	150		653
Accounts payable and accrued expenses	(2)	(6,835)	(1,899)		(8,736)
Income taxes payable	(2,606)	2,312	134		(160)
Intercompany account	19,931	(11,907)	(8,024)	—
Net cash (used in) provided by operating activities	681	49,718	(201)	—	50,198

Cash flows from investing activities:
Purchases of property, plant and equipment		(6,152)	(98)		(6,250)
Proceeds from disposal of assets		191	—		191
Other		(65)			(65)

Net cash (used in) investing activities	—	(6,026)	(98)	—	(6,124)

Cash flows from financing activities:
Net borrowings under revolving loan facilities		(50,462)	—		(50,462)
Retirement of outstanding senior notes		(227)	—		(227)
Proceeds from Promissory Note		10,000			10,000
Repayments of Promissory Note		(73)			(73)
Other	(681)	(267)			(948)
Net cash provided by (used in) financing activities	(681)	(41,029)	—	—	(41,710)

Effect of exchange rate changes on cash and equivalents		(382)	(182)		(564)

Net increase (decrease) in cash and equivalents	—	2,281	(481)	—	1,800

Cash and equivalents, beginning of year	—	968	2,474		3,442

Cash and equivalents, end of year	$—	$3,249	$1,993	$—	$5,242

SUPPLEMENTAL  CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,282)	$10,339	$4,145	$(1,285)	$1,917
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	916	7,091	611		8,618
Deferred income taxes	2,012	(2,105)			(93)
Gain on extinguishment of debt, before income taxes	(6,163)				(6,163)
Dividend income	(1,285)			1,285
(Gain) or loss on disposal of assets		(17)			(17)
Pension liability		(106)			(106)
Increase (decrease) in assets and liabilities:
Accounts receivable	(28,985)	(4,767)	(618)		(34,370)
Inventories		914	433		1,347
Prepaid expenses and other	497	(977)	435		(45)
Accounts payable and accrued expenses	4	2,963	2,677		5,644
Income taxes payable	3,278	(3,981)	(224)		(927)
Intercompany account	41,094	(36,147)	(4,947)
Net cash provided by (used in) operating activities	86	(26,793)	2,512		(24,195)

Cash flows from investing activities:
Purchases of property, plant and equipment		(7,598)	(321)		(7,919)
Proceeds from disposal of assets		186	92		278
Other	(82)	(23)			(105)
Net cash provided by (used in) investing activities	(82)	(7,435)	(229)	—	(7,746)

Cash flows from financing activities:
Net borrowings under revolving loan facilities		44,739	(90)		44,649
Retirement of outstanding senior notes		(9,793)			(9,793)
Other	(4)	(1)			(5)

Net cash provided by (used in) financing activities	(4)	34,945	(90)		34,851

Effect of exchange rate changes on cash and equivalents .		(336)	(583)		(919)

Net decrease in cash and equivalents		381	1,610		1,991

Cash and equivalents, beginning of year		587	864		1,451

Cash and equivalents, end of year	$—	$968	$2,474	$—	$3,442

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1999

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,008)	$15,771	$4,785	$(14,359)	$5,189
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,422	6,527	633		8,582
Deferred income taxes	6,217	(3,429)			2,788
Pension liability		(291)			(291)
Impairment of long-lived assets and other asset dispositions		1,791	(44)		1,747
Dividend income	(14,390)			14,390
Gain on sale of property		(17,988)			(17,988)
(Gain) loss on disposal of assets and other		(32)	10		(22)
Increase (decrease) in assets and liabilities:
Accounts receivable		746	(312)		434
Inventories		(6,851)	(640)		(7,491)
Prepaid expenses and other		(1,259)	(370)		(1,629)
Accounts payable and accrued expenses		(3,808)	1,832		(1,976)
Income taxes payable	(10,842)	11,488	152		798
Intercompany account	18,684	(12,998)	(5,655)	(31)
Net cash (used in) provided by operating activities	83	(10,333)	391		(9,859)

Cash flows from investing activities:
Purchases of property, plant and equipment		(5,551)	(968)		(6,519)
Proceeds from disposal of assets		32,089	502		32,591
Other	(83)	150			67

Net cash used in investing activities	(83)	26,688	(466)		26,139

Cash flows from financing activities:
Change in revolving loan facilities		(23,264)	(268)		(23,532)
Other

Net cash provided by (used in) financing activities		(23,264)	(268)		(23,532)

Effect of exchange rate changes on cash and equivalents .			(306)		(306)

Net increase (decrease) in cash and equivalents		(6,909)	(649)		(7,558)

Cash and equivalents, beginning of year		7,496	1,513		9,009

Cash and equivalents, end of year	$—	$587	$864	$—	$1,451

ITEM 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable

PART III

ITEM 10.               Directors and Executive Officers Of The Registrant

Name	Age	Principal Occupation	Director Since
Leonard Florence	70	Chairman of the Board	1986
Robert Meers	58	President and Chief Executive Officer of the Company, and Director	2002
Melvin L. Levine	70	Vice President of Purchasing of the Company, Director	1989
Alan R. Kanter	49	Vice President of Sales of the Company, Director	1997
Gregory W. Hunt	45	Senior Vice President, Chief Financial Officer and Treasurer, Director	2001
Faye A. Florence	45	Vice President and General Counsel; Secretary of the	—
David V. Harkins	61	Director	1997
Thomas M. Hagerty	39	Director	1997
Scott A. Schoen	43	Director	1997
Kent R. Weldon	34	Director	1997
George R. Taylor	31	Director	2000

Leonard Florence is Chairman of the Board of the Company. He has served in the capacity of Chairman of the Board continuously since September 1986, and continuously as Chief Executive Officer until March 11, 2002. He has also been President and a director of certain of its subsidiaries since their respective dates of organization. Mr. Florence previously served as President of the Company from 1986 to 1994, and resumed the position in 1995 until March 11, 2002. Mr. Florence has been an executive in the tabletop and giftware products industry for more than 45 years. Mr. Florence is currently a director of Lifetime Hoan Corporation.

Robert Meers was named President and Chief Executive Officer of the Company in March, 2002.  Prior to joining the Company, Mr. Meers was Chairman of BBM Holding, Inc., a specialty retailer and an importer/exporter in the food industry, from 1999 to 2002.  Prior thereto, Mr. Meers was Executive Vice President of Reebok International Ltd. from February 1994 and President and Chief Executive Officer of the Reebok Division from October 1995; President of Reebok’s Specialty Business Group from February 1994 to October 1995; President of the Reebok Division U.S. Operations from November 1990 to January 1994 and Reebok’s Canadian Operations Division from January 1993 to January 1994.

Melvin L. Levine has been a Vice President of the Company and certain of its subsidiaries since September 1986. Mr. Levine has been an executive in the tabletop and giftware products industry for more than 45 years. He became a director of the Company in May 1989. Mr. Levine is also an officer and director of certain of the Company’s subsidiaries.

Alan R. Kanter has been a Vice President of the Company and a subsidiary of the Company since September 1986. He became a director of the Company in April 1997.  Mr. Kanter has been employed in the tabletop and giftware industry for more than 20 years.

Gregory W. Hunt was appointed Senior Vice President, Chief Financial Officer  and Treasurer of the Company in July, 2001.  Mr. Hunt is also a Director of the Company.  Prior to this, Mr. Hunt was Senior Vice President and Chief Financial Officer  of NRT Incorporated, a residential real estate brokerage company. He served as Vice President and Chief Financial Officer at Culligan Water Technologies from 1995 to 1996, and Astrum International, parent company of Culligan Water Technologies and Samsonite Corp. from 1990 to 1995. Mr. Hunt is also an officer of certain of the Company’s subsidiaries.

Faye A. Florence, an attorney, has been Vice President and General Counsel of the Company since June 1987 and Secretary since August 1987. Ms. Florence is also an officer of certain of the Company’s subsidiaries and has been employed in the tabletop and giftware industry for more than 15 years. Ms. Florence is the daughter of Leonard Florence.

David V. Harkins has been affiliated with Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company since its founding in 1974 and currently serves as President of Thomas H. Lee Partners, L.P.  In addition, he has over 30 years experience in the investment and venture capital industry with the John Hancock Mutual Life Insurance Company, where he began his career, as well as with TA Associates and Massachusetts Capital Corporation.  Mr. Harkins also serves as President and Trustee of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Principal Managing Director of Thomas H. Lee Advisors, LLC, TH Lee, Putnam Capital Advisors, LLC and Thomas H. Lee Management Company, LLC, President of THL Fund IV Bridge Corp. and THL Investment Management Corp., and Vice President of THL Equity Holdings III, Inc.  Mr. Harkins also founded National Dentex Corporation and currently serves as Chairman of the Board.  He is also currently a director of Conseco Inc., Cott Corporation, Fisher Scientific International, Inc., Metris Companies Inc., and Stanley Furniture Company, Inc.

Thomas M. Hagerty has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1988 and currently serves as a Principal Managing Director. Prior to joining the firm, Mr. Hagerty was in the Mergers and Acquisitions Department of Morgan Stanley & Co. Incorporated.  Mr. Hagerty is also Vice President and Trustee of THL Equity Trust III, the General Partner of THL Equity Advisors III, L.P., which is the General Partner of Thomas H. Lee Equity Fund III, L.P. and Vice President of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.  Mr. Hagerty is also a director of Cott Corporation, Conseco Inc., and Metris Companies Inc.

Scott A. Schoen has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1986 and currently serves as a Managing Director. Prior to joining Thomas H. Lee Partners, L.P., Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co.  In addition, Mr. Schoen is a Vice President of Thomas H. Lee Advisors, LLC and Thomas H. Lee Advisors II, L.P. Mr. Schoen is also a Trustee of THL Equity Trust III, the general partner of THL Equity Advisors III, L.P., which is the general partner of Thomas H. Lee Equity Fund III, L.P. and Vice President of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.  Mr. Schoen is also a director of Rayovac Corporation, TransWestern Holdings, L.P., United Industries Corporation, Wyndham International Inc. and several private corporations.

Kent R. Weldon has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, from 1991 until 1993 and since 1995, when he rejoined the firm.  He currently serves as a Managing Director.  Prior to joining Thomas H. Lee Partners, L.P., Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department.  Mr. Weldon is a Vice President of THL Equity Trust III, the General Partner of THL Equity Advisors III, L.P., which is the General Partner of Thomas H. Lee Equity Fund III, L.P.  Mr. Weldon also serves as a director of Fisher Scientific International, Inc, and FairPoint Communications, Inc.

George R. Taylor has been employed as an Associate by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, from 1996 until 1998 and since 2000, when he rejoined the firm. Prior to joining the firm he was a financial analyst at ABS Capital Partners of Baltimore.

Meetings Of The Board Of Directors

The Board of Directors consists of Leonard Florence, Robert Meers, Melvin L. Levine, Alan R. Kanter, Gregory W. Hunt, David V. Harkins, Thomas M. Hagerty, Scott A. Schoen, Kent R. Weldon and George R. Taylor.  The Chairman of the Board is Leonard Florence. The Committees of the Board include an Audit Committee and a Compensation and Stock Option Committee.

The Audit Committee consists of David V. Harkins, Kent R. Weldon and George R. Taylor. Mr. Harkins is the Chairman of the Audit Committee. This Committee has oversight authority and responsibility for the financial statements of the Company and its subsidiaries. In conjunction with its responsibilities, the Committee invites representatives of Deloitte & Touche LLP to be present, at its meetings.

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

ITEM 11.     Executive Compensation

The following table sets forth for the fiscal years ended December 31, 2001, 2000 and 1999 the compensation awarded to, earned by or paid to the Chief Executive Officer, the four other most highly compensated executive officers serving at December 31, 2001, and an additional officer no longer serving at December 31, 2001.

Summary Compensation Table

		Annual Compensation (1)
Name and Principal Position	Fiscal Year	Salary $	Bonus $	All Other Compensation $(2)
Leonard Florence (3)	12/31/2001	$1,150,000	$323,000	$3,254
Chairman of the Board, President	12/31/2000	$1,150,000	$250,000	$3,254
and Chief Executive Officer	12/31/1999	$1,150,000	$—	$181,310

Melvin L. Levine (3)	12/31/2001	$390,000	$109,200	$3,254
Vice President of Purchasing	12/31/2000	$390,000	$—	$3,254
	12/31/1999	$390,000	$55,000	$3,104

Alan R. Kanter (3)	12/31/2001	$390,000	$109,200	$3,254
Vice President of Sales	12/31/2000	$390,000	$—	$3,254
	12/31/1999	$390,000	$55,000	$3,104

Ami A. Trauber (4)	12/31/2001	$349,766	$56,800	$2,760
Executive Vice President of Finance,	12/31/2000	$355,000	$—	$2,539
Administation, Strategic Planning and	12/31/1999	$355,000	$50,000	$2,433
Chief Financial Officer and Corporate
Treasurer

E. Merle Randolph (5)	12/31/2001	$325,000	$20,000	$3,254
Executive Vice President, International	12/31/2000	$325,000	$—	$3,254
Manufacturing	12/31/1999	$325,000	$25,000	$3,104

Gregory W. Hunt (6)	12/31/2001	$147,708	$100,000	—
Senior Vice President, Chief Financial	12/31/2000	N/A	N/A	N/A
Officer and Treasurer	12/31/1999	N/A	N/A	N/A

(1)  The column designated “Other Annual Compensation” by the Securities and Exchange Commission (“SEC”) for the reporting of perquisites and other personal benefits has been eliminated because the amounts paid to each executive officer do not exceed the disclosure threshold established by the SEC pursuant to applicable rules and no other compensation required to be reported under that column was awarded to, earned by or paid to any of the named executive officers during the period covered by the table. In addition, the columns designated by the SEC for the reporting of certain long-term compensation, including awards of restricted stock and long-term incentive plan payouts have been eliminated as no such awards or payouts were made during the period covered by the table.

(2)  During the year ended December 31, 1999 a life insurance policy with benefits payable to both Leonard Florence and the Company was cancelled and the Company’s interest in such benefits totaling $178,206 was transferred to Mr. Florence. All other amounts represent contributions made by the Company to the accounts of Messrs. Florence, Levine, Kanter, Trauber and Randolph pursuant to the Company’s 401(k) Plan.

(3)  Bonuses reported for the fiscal year ended December 31, 2001 for Messrs. Florence, Levine, and Kanter include amounts related to the fiscal year ended December 31, 2000 of $185,000, $62,400, and $62,400, respectively.  These amounts were not previously reported as they were determined and paid after the date of the Company’s report on form 10-K for the year ended December 31, 2000. The bonus reported for Mr. Florence for the fiscal year ended December 31, 2000, pertains to the year ended December 31, 1999, and was not previously reported as it was determined and paid after the date of the Company’s report on form 10-K for the year ended December 31, 1999.

(4)        Mr. Trauber’s employment at the Company ended on July 17, 2001.

(5)   Mr. Randolph’s employment at the Company ended on February 28, 2002.

(6)          Mr. Hunt was appointed Senior Vice President, Chief Financial Officer and Treasurer on July 17, 2001.  Amounts shown as salary represent compensation for the period beginning July 17, 2001 to December 31, 2001.

Stock Option Grants

The Company does not currently have a stock option plan, therefore there were no grants of stock options to any of the named executive officers during the fiscal year 2001. The Company does not grant stock appreciation rights (“SARs”) of any kind.

Option Exercises/Value Of Unexercised Options

The Company does not currently have a stock option plan, therefore no stock options were exercised during fiscal year 2001 and there are no unexercised options at December 31, 2001.

Compensation Of Directors

The directors who are not also officers of the Company are currently compensated indirectly through the management fee agreement between the Company and THL I. (See notes to the consolidated financial statements).

Compensation And Stock Option Committee Interlocks And Insider Participation

In connection with the Merger, the Company entered into a management agreement with Thomas H. Lee Partners, L.P. for which the Company pays an annual management fee in the amount of $450,000.

Compensation And Stock Option Committee Report

The Members of the Compensation and Stock Option Committee of the Board of Directors (the “committee”) are all non-employee directors. The Committee is charged with the responsibility of fixing the annual compensation of the Chief Executive Officer of the Company, and in consultation with the Chief Executive Officer of the Company, determining the annual compensation of the other executive officers of the Company and the officers of each subsidiary of the Company, subject in each case to any employment or other contract between the Company or a subsidiary thereof and any such officer. In addition, the Committee is charged with the responsibility to determine the payment of bonuses or other supplemental compensation to the Chief Executive Officer of the Company and, in consultation with the Chief Executive Officer, to determine payment of bonuses or other supplemental compensation to any other officer of the Company or any subsidiary thereof.

The Committee has the authority over the issuance of stock options or the grant of awards under any stock option, stock bonus or other stock based compensation and/or incentive plans for officers and/or employees of the Company. The Company does not currently have any such plans in place.

The overall compensation paid to executive officers of the Company includes cash compensation consisting of a base salary and may include a performance bonus and stock options for executive officers.  In addition all executive officers participate in various benefit plans generally available to employees, such as health insurance and contributions made to the accounts of its employees pursuant to the Company’s 401(k) Plan.

The Committee attempts to balance the compensation paid to the executive officers of the Company to the Company’s performance. In its review, the Committee may consider the level of compensation paid to executive officers of companies of comparable market capitalization, however, this is somewhat difficult since industry peers, and principal competitors are often either privately held companies or divisions of large publicly held companies, and therefore, executive compensation information is not publicly available. The Committee, therefore, has generally relied upon its analysis of overall Company performance including the level of net sales and net income and the individual efforts and achievements of each executive officer during the fiscal year.

The Company was a party to employment agreements with certain of the named executive officers during fiscal year 2001. Such agreements were approved by both the Committee and the Board of Directors of the Company in August 1991 and fixed the minimum salary levels of such officers. Employment agreements with two of its officers, including the Chief Executive Officer were amended in August, 1995 reflecting changes to the annual retirement benefits to be received. Additionally, the employment agreements with Messrs. Randolph and Kanter were amended in July 1996, to provide, and during the same month Faye A. Florence and the Company entered into a Retirement Benefit Agreement that provides for certain retirement benefits to be received.  Further, employment agreements were entered into as of June 2001 and March 2002 with two additional officers.

Upon consummation of the Merger, an employment agreement with an officer was amended so as to (i) change the officer’s term of full-time employment from a rolling five-year term to a fixed five-year term, (ii) provide for a minimum base salary of $1,150 per annum, (iii) establish $1,150 as the minimum amount upon which the officer’s retirement benefit (and the survivor’s benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that he is accorded informally under present arrangements with the Company. Additionally, an employment agreement with another officer was amended to change the officer’s term of full-time employment from a rolling five-year term to a fixed five-year term.

In evaluating the compensation paid to the Chief Executive Officer, Mr. Florence, the Committee evaluates many factors. The Committee following an analysis of the Company’s overall performance and financial results establishes Mr. Florence’s overall compensation. Additionally, Mr. Florence’s performance in his position is reviewed in conjunction with his ongoing ability to provide the necessary direction for the Company’s continued growth. Moreover, the Committee determined as it has in the past that Mr. Florence’s compensation should also be determined in conjunction with the visibility and leadership roles which Mr. Florence continues to possess in the industries in which the Company operates.

Employment Agreements

Effective August 16, 1991, the Company entered into an employment agreement with Leonard Florence (the “Florence Employment Agreement”) providing for the employment of Mr. Florence as Chief Executive Officer of the Company. The Florence Employment Agreement provided that the Company may, at its discretion, but without any obligation, increase Mr. Florence’s base salary during the term of full-time employment. Once the base salary shall have been increased, it shall not thereafter be decreased without his written consent. The Florence Employment Agreement obligates Mr. Florence to provide certain advisory services to the Company during the five-year period following the term of Mr. Florence’s full-time employment (the “Advisory Period”) and provides for Mr. Florence to receive annual compensation during the Advisory Period in an amount equal to not less than 25% of his base salary during the final year of his full-time employment. During the period of his full-time employment and the Advisory Period, Mr. Florence is prohibited from engaging in any business that is competitive with any line of business in which the Company is engaged that contributes three percent or more of the gross revenues of the Company. The Florence Employment Agreement also provides for payment to Mr. Florence of a retirement benefit. Upon the consummation of the Merger, the Florence Employment Agreement (“the Amended and Restated Agreement” was amended so as to (i) change his term of full-time employment from a rolling-five-year term to a fixed five-year term, (ii) provide for a minimum base compensation of $1.15 million per annum, (iii) establish $1.15 million as the minimum amount upon which his retirement benefit (and survivors benefit of his surviving spouse) will be computed and (iv) create contractual rights with respect to certain perquisites that are accorded to him informally under his prior arrangement with the Company. Under Section 162(m) of the Internal Revenue Code, so much of the compensation paid to Mr. Florence as exceeds $1 million annually may not be deductible by the Company for federal income tax purposes. On July 29, 1998, the Company entered into Amendment No. 1 (“the Amendment”) to Mr. Florence’s Amended and Restated Employment Agreement which provides, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit.  The terms of the Amendment established fixed payment amounts and provided for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit. In January, 2002 the final payment satisfying the Company’s retirement obligation to Mr. Florence was made. In addition to other benefits, in 1999 the Board of Directors voted to grant continued health benefits to Leonard Florence and his spouse for the remainder of each of their lives. The Company entered into Amendment No. 2, dated March 11, 2002, to the Amended and Restated Employment Agreement dated April 16, 1997 with Leonard Florence.  The Agreement entered into with the Executive provided for Mr. Florence’s continued service to the Company in the capacity of Chairman of the Board for a period of three (3) years at a minimum base salary of Three Hundred Twenty Thousand Dollars ($320,000) per year, with an additional compensation of Eight Thousand Dollars ($8,000) per day for additional services provided by Mr. Florence to the Company.

The Company entered into an employment agreement, also effective as of August 16, 1991, with Melvin L. Levine, Vice President of Purchasing of the Company, except in Mr. Levine’s case the base salary was $0.225 million for the year ended December 31, 1992. Mr. Levine’s current base salary is $0.390 million per annum. As of May 1995 the employment agreement with Mr. Levine was amended with respect to the computation and payment of the retirement benefit.  Specifically, the amendments provided for annual retirement benefit payments in amounts equal to 2% of their respective average total compensation (i.e., base salary and bonus compensation) in the three years preceding attainment by the relevant executive of age sixty-five or termination of such executive’s full time employment, whichever occurs later, multiplied by the number of years of such executive’s employment by the Company. Upon the consummation of the Merger, the employment agreement with Melvin L. Levine was further amended, to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

The employment agreement with Mr. Levine, as amended, provides for retirement benefit payments determined and payable in accordance with the agreements. The following table shows the estimated annual benefits payable to Mr. Levine upon retirement based upon various compensation levels and years of service.

PENSION PLAN TABLE

	Years of Service
REMUNERATION	15	20
400,000	120,000	160,000
500,000	150,000	200,000
600,000	180,000	240,000

Mr. Levine has completed 15 years of credited service. Retirement benefits under the employment agreements are computed on the basis of a straight-life annuity and are not reduced by the benefits received under Social Security, but would be reduced by any benefits received under any Company funded pension plan that hereafter may be adopted.

The Company has also entered into employment agreements, effective as of August 16, 1991, with E. Merle Randolph, Vice President, International Manufacturing, and Alan R. Kanter, Vice President of Sales of the Company. The agreements with Messrs. Randolph and Kanter are similar to those with Messrs. Florence and Levine described above, except that (i) the term of full-time employment of each of Messrs. Randolph and Kanter would continue until the third anniversary of receipt of a notice of termination given by the Company to the executive involved or by such executive to the Company, (ii) the period during which each of Messrs. Randolph and Kanter has agreed to provide advisory services to the Company (and to be bound by a non-competition agreement) following the term of his full-time employment will be the lesser of three years or six months for each year of his full-time employment beginning with the date of the employment agreement, with such advisory period and the coextensive non-competition covenant being subject to termination at the election of the Company on six months prior notice to the executive involved, and (iii) no provision was originally made therein for a payment of a retirement benefit. The Company entered into Amendment No. 4 to Mr. Randolph’s Employment Agreement as of February 22, 2001.  The Amendment provided, in part, that Mr. Randolph’s employment with the Company would continue until the later of (i) six (6) months from the date of the Agreement or (ii) the completion of certain projects as designated by the Chief Executive Officer (“CEO”), and eliminated the provision for advisory services. Mr. Randolph’s employment with the Company ended as of February 28, 2002.

The employment agreements of Messrs. Randolph and Kanter were amended in July 1996, to provide, and during the same month Faye A. Florence and the Company entered into a Retirement Benefit Agreement that provides, inter alia, for the payment at age 65 or upon termination of such officer’s employment, whichever is later, of an annual retirement benefit to each such officer equal to a percentage of his or her average annual compensation for the three fiscal years ended immediately prior to the date on which such officer ceases to be a full time employee of the Company multiplied by the number of years of such officer’s service to the Company. The minimum annual retirement benefit for each such officer will be $75,000.

The Company entered into an employment agreement with Gregory W. Hunt, effective as of June 1, 2001 (the “Hunt Employment Agreement”) as the Senior Vice President, Chief Financial Officer and Treasurer of the Company.  The Hunt Employment Agreement provides for the services of the Executive for a period of three (3) years at a minimum base salary of not less than Three Hundred Twenty Five Thousand Dollars ($325,000.00) annually and a guaranteed bonus of $100,000 for the year period ended December 31, 2001.  The Executive is eligible to receive future annual performance bonuses based on the Company’s actual EBITDA with respect to each such fiscal year compared with the Company’s EBITDA for such fiscal year as projected by the Board, prior to such year’s commencement.

The Company entered into an employment agreement with Robert Meers, effective as of March 11, 2002 (the “Meers Employment Agreement”) as President and Chief Executive Officer of the Company.  The Meers Employment Agreement provides for the services of the Executive for a period of three (3) years at a minimum base salary of not less than Four Hundred Seventy Five Thousand Dollars ($475,000.00) annually. The Executive is eligible to receive a percentage of Base Salary as an annual incentive bonus based on the Company’s actual EBITDA with respect to each such fiscal year compared with the Company’s EBITDA for such fiscal year as projected by the Board, prior to such year’s commencement. Mr. Meers shall also be entitled to receive a one-time incentive bonus payment equal to One Million Dollars ($1,000,000) if, for the twelve month period ending December 31, 2003, the Company achieves EBITDA in excess of Thirty One Million Dollars ($31,000,000).

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 15, 2002 concerning the beneficial ownership of Syratech Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (ii) by each director, and (iii) by each executive officer named in the Summary Compensation Table under “Executive Compensation” and (iv) by all executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

Name	Shares of Common Stock Beneficially Owned	Percentage
Leonard Florence (a)	372,850	9.9%
E. Merle Randolph	17,000	*
Melvin L. Levine	44,256	1.2%
Alan R. Kanter	51,356	1.4%
Ami A. Trauber	0	*
David V. Harkins (b)	2,210,788	58.4%
Scott A. Schoen (b)	2,205,936	58.3%
Thomas M. Hagerty (b)	2,204,316	58.3%
George R. Taylor (b)	2,196,216	58.0%
Kent R. Weldon (b)	2,197,431	58.1%
Thomas H. Lee Company Affiliates (c)	2,267,671	59.9%
Officers and Directors as a group (12 persons)	2,718,812	71.8%
CMS Companies Inc. Affiliates (d)	255,678	6.8%

* Less then 1% of the issued and outstanding Syratech Common Stock.

(a)           The business address for Leonard Florence is c/o Syratech Corporation, 175 McClellan Highway, East Boston, Massachusetts, 02128-9114.

(b)           The business address of this stockholder is c/o Thomas H. Lee Partners, L.P., 75 State Street, Boston, Massachusetts 02109. Includes an aggregate of 2,196,216 shares of common stock owned by Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P. and THL Co-Investors III-A LLC which may be deemed to be beneficially owned by Messrs. Harkins, Hagerty, Schoen, Weldon and Taylor, Officers of Thomas H. Lee Partners, L.P.. Each of such persons disclaims beneficial ownership of such shares.

(c)           THL Equity Advisors III limited Partnership (“Advisors”), the general partner of Thomas H. Lee Equity Fund III, L.P. and Thomas H. Lee Foreign Fund III, L.P., THL Equity Trust III (“Equity Trust”), the general partner of Advisors, Thomas H. Lee, Messrs. Harkins, Hagerty, Schoen and Weldon and other managing directors of Thomas H. Lee Partners, L.P. may be deemed to be beneficial owners of the shares of Syratech Common Stock held by such funds. Each of such persons maintains a principal business address at Suite 2600, 75 State Street, Boston, Massachusetts 02109. Each of such persons disclaims beneficial ownership of such shares.

(d)           All such voting securities are owned by CMS Business Spectrum Fund L.P., CMS Co-Investment Subpartners, CMS Mid-Atlantic Business Opportunity Partners, L.P., and CMS diversified Partners. Each of such persons maintains a principal business address c/o CMS Companies, Inc. 1926 Arch Street, Philadelphia, PA 19103-1484.

ITEM 13.    Certain Relationships And Related Transactions

In connection with the Merger, the Company entered into a management agreement with the Thomas H. Lee Partners, L.P. for which the Company pays an annual management fee in the amount of $450,000.

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

10.1.1

Amendment No. 1 dated July 29, 1998 to Employment Agreement dated as of April 16, 1997 between Leonard Florence and the Company. Incorporated by reference from Exhibit 10.2 from 10-Q dated June 30, 1998.

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

10.46	Amendment No. 5 dated as of March 26, 2001, to Loan and Security Agreement, dated as of April 16, 1997. Incorporated by reference from Exhibit 10.46 from Form 10-K dated March 30, 2001.
10.47

Advice of Borrowing Terms between C. J. Vander Ltd/International Silver Company Ltd and Nat West P.L.C., dated March 20, 2001.  Incorporated by reference from Exhibit 10.1 from Form 10-Q dated March 31, 2001.

10.48

Promissory Note For $10,000,000 dated April 2, 2001 between ML Distribution Center LLC and SunAmerica Life Insurance company.  Incorporated by reference from Exhibit 10.2 from Form 10-Q dated March 31, 2001.

10.49	Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated August 2, 2001. Incorporated by reference from Exhibit 10.1 from Form 10-Q dated June 30, 2001.
10.50	Amendment No. 6 dated as of August 13, 2001, to Loan and Security Agreement, dated April 16, 1997. Incorporated by reference from Exhibit 10.2 from Form 10-Q dated June 30, 2001.
10.51

Advice of Borrowing Terms between C. J. Vander Ltd/International Silver Company Ltd and Nat West P.L.C., dated September 28, 2001. Incorporated by reference from Exhibit 10.1 from Form 10-Q dated September 30, 2001.

10.52	Employment And Non-Competition Agreement dated February 27, 2002 between Robert Meers and the Company.
10.53	Amendment No. 2 To Amended And Restated Employment Agreement dated as of April 16, 1997 between Leonard Florence and the Company.
10.54	Amendment No. 7 And Consent dated March 22, 2002 to Loan And Security Agreement dated as of April 16, 1997.
10.55	Acquisition Agreement dated December 31, 2001 between Farberware Inc. and the Company.
10.56	Employment Agreement dated June 1, 2001 between Gregory Hunt and the Company.
10.57	Amendment No. 4 dated as of February 22, 2001 to Employment Agreement dated as of August 16, 1991 between E. Merle Randolph and the Company.
12	Computation of ratio of earnings before fixed charges to fixed charges.
22	List of Subsidiaries. Incorporated by reference from Exhibit 22 to Form S-4 Registration Statement No. 333-16917.

(b)          Financial Statement Schedule:

Schedule II:  Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 1st day of April, 2002.

SYRATECH CORPORATION

By: /s/	Gregory W. Hunt
Gregory W. Hunt
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this Annual  Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated below.

SIGNATURE	TITLE	DATE
/s/ Leonard Florence	Chairman of the Board of Directors	April 1, 2002
Leonard Florence

/s/ Robert Meers
Robert Meers	President, Chief Executive Officer and Director	April 1, 2002

/s/ Gregory W. Hunt
Gregory W. Hunt	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer); Director	April 1, 2002

/s/ Thomas M. Hagerty
Thomas M. Hagerty	Director	April 1, 2002

/s/ David V. Harkins
David V. Harkins	Director	April 1, 2002

/s/ Alan R. Kanter
Alan R. Kanter	Director	April 1, 2002

/s/ Melvin L. Levine
Melvin L. Levine	Director	April 1, 2002

/s/ Scott A. Schoen
Scott A. Schoen	Director	April 1, 2002

/s/ Kent R. Weldon
Kent R. Weldon	Director	April 1, 2002

/s/ George R. Taylor
George R. Taylor	Director	April 1, 2002

SCHEDULE II

SYRATECH CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Column A	Column B	Column C		Column D		Column E
Description	Beginning of Period	(1) Costs and Expenses	(2) Charged to Other Accts.	Deductions		End of Period
Year Ended December 31, 2001
Allowance for doubtful accounts	$1,881	$1,215		$(643	)(a)	$2,453
Sales returns and allowances	10,041	11,585		(12,040	)(b)	9,586
	$11,922	$12,800	$—	$(12,683)		$12,039

Year Ended December 31, 2000
Allowance for doubtful accounts	$1,606	$1,424		$(1,149	)(a)	$1,881
Sales returns and allowances	7,405	15,397		(12,761	)(b)	10,041
	$9,011	$16,821	$—	$(13,910)		$11,922

Year Ended December 31, 1999
Allowance for doubtful accounts	$836	$2,236		$(1,466	)(a)	$1,606
Sales returns and allowances	6,120	12,003		(10,718	)(b)	7,405
	$6,956	$14,239	$—	$(12,184)		$9,011

(a) Doubtful accounts written off

(b) Sales returns and other