Form 10-Q
period 2002-03-31
SYRATECH CORP
filed 2002-05-15
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐     NO   ☒

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 2002-3,784,018

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and equivalents	$1,081	$5,242
Accounts receivable, net	33,247	57,530
Inventories	82,454	74,949
Deferred income taxes	19,884	17,848
Prepaid expenses and other	3,570	2,665
Total current assets	140,236	158,234

Property, plant and equipment, net	66,908	68,195
Purchase price in excess of net assets acquired, net	6,225	6,225
Other assets, net	4,677	4,717
Total	$218,046	$237,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$9,580	$16,995
Accounts payable	9,762	10,976
Accrued expenses	6,204	8,079
Accrued interest	7,543	4,359
Accrued compensation	2,065	4,181
Accrued advertising	2,653	3,263
Income taxes payable	275	129
Total current liabilities	38,082	47,982

Long - term debt	155,097	157,634
Deferred income taxes	18,818	18,818
Pension liability	2,231	2,809
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $13,652 and $12,731 in 2002 and 2001, respectively)	31,652	30,731
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(26,240)	(19,092)
Accumulated other comprehensive loss	(1,632)	(1,549)
Total stockholders’ equity	3,818	10,128
Total	$218,046	$237,371

See notes to condensed consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001

Net sales	$39,941	$41,707
Cost of sales	28,748	31,894

Gross profit	11,193	9,813

Selling, general and administrative expenses	15,410	16,251
Other operating income	—	444

Loss from operations	(4,217)	(5,994)

Interest expense	(5,058)	(5,346)
Interest income	—	4

Loss before benefit for income taxes	(9,275)	(11,336)

Benefit for income taxes	(2,319)	(2,834)

Loss before extraordinary gain	(6,956)	(8,502)

Extraordinary gain on early extinguishment of debt, net of income taxes of $507	729	—

Net loss	(6,227)	(8,502)

Preferred stock dividends accrued	921	823
Net loss applicable to common stockholders	$(7,148)	$(9,325)

Basic and diluted loss per share:
Loss before extraordinary gain	$(1.84)	$(2.24)
Extraordinary gain on early extinguishment of debt	0.19	—
Preferred stock dividends accrued	(0.24)	(0.22)
Net loss per common share	$(1.89)	$(2.46)

Weighted average number of shares outstanding	3,784	3,784

See notes to condensed consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(6,227)	$(8,502)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,442	2,359
Deferred income taxes	(2,036)	(3,104)
Gain on extinguishment of debt before income taxes	(1,236)	—
Pension liability	(578)	(370)
Changes in assets and liabilities:
Accounts receivable	24,283	60,332
Inventories	(7,505)	(11,262)
Prepaid expenses and other	(905)	(372)
Accounts payable and accrued expenses	(2,631)	(374)
Income taxes payable	146	79
Net cash from operating activities	5,753	38,786

Cash flows from investing activities:
Purchases of property, plant and equipment	(687)	(1,226)
Other	(2)	—
Net cash from investing activities	(689)	(1,226)

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	(7,415)	(38,288)
Retirement of outstanding senior notes	(1,203)	—
Repayments of Promissory Note	(37)	—
Other	(570)	(189)
Net cash from financing activities	(9,225)	(38,477)
Net decrease in cash and equivalents	(4,161)	(917)
Cash and equivalents, beginning of period	5,242	3,442
Cash and equivalents, end of period	$1,081	$2,525

See notes to condensed consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data)

1.  FINANCIAL INFORMATION

The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Certain prior year amounts have been reclassified to conform to the 2002 presentation. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2001 Annual Report on Form 10 - K.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2002	2001
Cash paid during the period for:
Interest	$1,340	$1,015
Income taxes	$1,063	$427

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable
preferred stock dividends	$921	$823

3.  INVENTORIES

Inventories consisted of the following:

	March 31, 2002	December 31, 2001

Raw materials	$8,057	$7,543
Work-in-process	7,507	4,398
Finished goods	66,890	63,008

Total	$82,454	$74,949

4.  INCOME TAXES

The benefit for income taxes for the three month period ended March 31, 2002 has been computed using the estimated effective full year tax rate of 25%.  The tax rate used for the three month period ending March 31, 2001 was also 25%.  Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5.  REVOLVING LOAN FACILITIES AND NOTES PAYABLE

The Company has a Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001, August 13, 2001 and March 22, 2002) which provides for $110,000 of borrowings, including a $30,000 sub-limit for the issuance of standby and commercial letters of credit. On March 22, 2002, the term of the Facility was extended for an additional year and the facility now expires on April 15, 2003. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. The Revolving Credit Facility, as amended, contains customary covenants of the Company and the subsidiary borrowers, including but not limited to requiring minimum earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), as defined, and limits on capital spending. The Company must meet minimum availability requirements of $25,000 during February and March of each year and minimum availability varying between $13,300 and $10,000 for the months from April through January. The Company is in compliance with the covenants, as amended, as of March 31, 2002. At March 31, 2002, availability under the Revolving Credit Facility, net of outstanding letters of credit, was $39,954, resulting in additional borrowing capacity of $14,954  net of the $25,000 excess availability requirement noted above.

During  January, 2002 the Company, purchased $2,500 of its outstanding 11% Senior Notes on the open market, resulting in an extraordinary gain of $729, net of $507 in income taxes.

On April 30, 2002, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility.  The renewed facility expires on March 15, 2003 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the facility was $266 at March 31, 2002.

On April 15, 2002 the Company’s C. J. Vander Ltd. subsidiary renewed its £250 overdraft facility.  The renewed facility expires on  October 30, 2002. Borrowings made under the overdraft facility bear interest at the bank’s base rate plus 1%. Availability under the overdraft facility was £250 at March 31, 2002.

6.  COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended March 31,
	2002	2001

Net loss applicable to common stockholders	$(7,148)	$(9,325)
Other comprehensive income (loss):
Minimum pension liability adjustments	110	(99)
Foreign currency translation adjustments	(193)	(130)
Comprehensive loss	$(7,231)	$(9,554)

7.  GOODWILL

The Company adopted Financial Accounting Standard No. 142 -”Goodwill and Other Intangible  Assets” (“SFAS 142”) as required in fiscal 2002.  As required under this Statement, the initial testing of goodwill for possible impairment will be completed within the first six months of 2002 and final testing, if possible impairment has been identified, by the end of the year. As of March 31, 2002, the Company had approximately $6,225 of goodwill recorded, which is primarily related to its acquisition of Rauch and Rochard in 1996. The Company is in the process of performing the initial impairment analysis as required by SFAS 142 and believes that the adoption of SFAS 142 may have an impact on its financial statements.  The Company recorded approximately $341 of goodwill amortization in 2001. Under SFAS 142 goodwill is no longer being amortized. The Company does not have any specifically identified intangible assets other than goodwill for patents and trademarks.

	Three Months Ended March 31,
	2002	2001
Reported loss before extraordinary gain	$(6,956)	$(8,502)
Add back: Goodwill amortization		85
Adjusted loss before extraordinary gain	$(6,956)	$(8,417)

Basic and diluted loss per share:
Reported loss before extraordinary gain	$(1.84)	$(2.24)
Add back: Goodwill amortization	—	0.02
Adjusted loss before extraordinary gain	$(1.84)	$(2.22)

8.  SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company’s net sales in these product categories for the periods presented:

	Three Months Ended March 31,
	2002	2001

Tabletop and Giftware	$35,786	$40,207
Seasonal	4,155	1,500
Total	$39,941	$41,707

9.  EMPLOYEE BENEFIT PLANS

At March 31, 2002, the Company had employment agreements with certain officers and employees for terms ranging from one to three years. These agreements provide for minimum annual salaries aggregating $2,540 and certain other benefits. The Company entered into an employment agreement with Robert Meers, effective as of March 11, 2002 as President and Chief Executive Officer of the Company. The Company amended its employment agreement with Leonard Florence, providing for Mr. Florence’s continued service to the Company in the capacity of Chairman of the Board for a period of three years. In April, 2002 the agreement with another officer was amended to extend the executive’s term of full time employment an additional year until April 16, 2003.

10. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of  March 31, 2002 and December 31, 2001, and for each of the three month periods ended March  31, 2002 and 2001, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 2002 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and equivalents	$	$(93)	$1,174	$	$1,081
Accounts receivable, net		28,944	4,303		33,247
Inventories		79,024	3,389	41	82,454
Deferred income taxes	6,507	13,377			19,884
Prepaid expenses and other	113	3,009	448		3,570
Total current assets	6,620	124,261	9,314	41	140,236

Property, plant and equipment, net		64,414	2,541	(47)	66,908
Purchase price in excess of net assets acquired		5,825		400	6,225
Other assets, net	4,745	505		(573)	4,677
Investment	49,665	11,222	—	(60,887)	—
Total	$61,030	$206,227	$11,855	$(61,066)	$218,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving loan facilities and notes payable	$	$9,580	$	$	$9,580
Accounts payable		5,193	4,569		9,762
Accrued expenses	40	5,814	350		6,204
Accrued interest	8,369	(449)		(377)	7,543
Accrued compensation		1,945	120		2,065
Accrued advertising		2,653			2,653
Income taxes payable	(13,194)	9,918	323	3,228	275
Total current liabilities	(4,785)	34,654	5,362	2,851	38,082
Long -term debt	165,000	9,751		(19,654)	155,097
Deferred income taxes	9,672	9,146			18,818
Pension liability and other long-term liabilities		2,231			2,231
Intercompany (receivable) payable	643	28,135	(30,547)	1,769
Stockholders’ equity (deficit)	(109,500)	122,310	37,040	(46,032)	3,818
Total	$61,030	$206,227	$11,855	$(61,066)	$218,046

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$3,249	$1,993	$	$5,242
Accounts receivable, net		52,465	5,065		57,530
Inventories		71,977	3,431	(459)	74,949
Deferred income taxes	5,857	11,991			17,848
Prepaid expenses and other	113	2,296	256		2,665
Total current assets	5,970	141,978	10,745	(459)	158,234

Property, plant and equipment, net		65,563	2,679	(47)	68,195
Purchase price in excess of net assets acquired		5,825		400	6,225
Other assets, net	4,720	509		(512)	4,717
Investment	49,665	10,020		(59,685)	—
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$16,995	$	$	$16,995
Accounts payable		6,089	4,887		10,976
Accrued expenses	39	7,486	554		8,079
Accrued interest	3,832	527			4,359
Accrued compensation		3,821	360		4,181
Accrued advertising		3,263			3,263
Income taxes payable	(12,687)	9,627	480	2,709	129
Total current liabilities	(8,816)	47,808	6,281	2,709	47,982
Long-term debt	165,000	9,788		(17,154)	157,634
Deferred income taxes	9,672	9,146			18,818
Pension liability		2,809			2,809
Intercompany (receivable) payable	(144)	30,920	(29,384)	(1,392)	—
Stockholders’ equity (deficit)	(105,357)	123,424	36,527	(44,466)	10,128
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$31,384	$19,898	$(11,341)	$39,941
Cost of sales		23,419	16,670	(11,341)	28,748

Gross profit		7,965	3,228		11,193

Selling, general and administrative expenses	113	12,918	2,379		15,410

Income (loss) from operations	(113)	(4,953)	849		(4,217)

Interest expense	(5,186)	131	(3)		(5,058)

Income (loss) before provision (benefit) for income taxes	(5,299)	(4,822)	846		(9,275)

Provision (benefit) for income taxes	(1,157)	(1,301)	139		(2,319)

Income (loss) before extraordinary gain	(4,142)	(3,521)	707	—	(6,956)

Extraordinary gain on early extinguishment of debt, net of income taxes of $507	729				729

Net income (loss)	(3,413)	(3,521)	707		(6,227)

Preferred stock dividends accrued	921				921

Net income (loss) applicable to common stockholders	$(4,334)	$(3,521)	$707	$—	$(7,148)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$32,378	$23,486	$(14,157)	$41,707
Cost of sales		26,542	19,509	(14,157)	31,894

Gross profit		5,836	3,977	—	9,813

Selling, general and administrative expenses	113	13,144	2,969	25	16,251
Other operating income		444			444

Income (loss) from operations	(113)	(6,864)	1,008	(25)	(5,994)

Interest expense	(5,070)	(272)	(4)		(5,346)
Interest income			4		4

Income (loss) before provision (benefit) for income taxes	(5,183)	(7,136)	1,008	(25)	(11,336)

Provision (benefit) for income taxes	(1,088)	(1,919)	173		(2,834)

Net income (loss)	(4,095)	(5,217)	835	(25)	(8,502)

Preferred stock dividends accrued	823				823

Net income (loss) applicable to common stockholders	$(4,918)	$(5,217)	$835	$(25)	$(9,325)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,413)	$(3,521)	$707	$—	$(6,227)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	525	1,830	87		2,442
Deferred income taxes	(650)	(1,386)			(2,036)
Gain on extinguishment of debt before income taxes	(1,236)				(1,236)
Pension liability		(578)			(578)
Changes in assets and liabilities:
Accounts receivable		23,521	762		24,283
Inventories		(7,547)	42		(7,505)
Prepaid expenses and other		(713)	(192)		(905)
Accounts payable and accrued expenses	4,537	(6,406)	(762)		(2,631)
Income taxes payable		303	(157)		146
Intercompany account	787	376	(1,163)
Net cash from operating activities	550	5,879	(676)	—	5,753

Cash flows from investing activities:
Purchases of property, plant and equipment		(674)	(13)		(687)
Other		(2)			(2)

Net cash from investing activities	—	(676)	(13)	—	(689)

Cash flows from financing activities:
Change in revolving loan facilities		(7,415)	—		(7,415)
Retirement of outstanding senior notes		(1,203)			(1,203)
Repayments of Promissory Note		(37)			(37)
Other	(550)	110	(130)		(570)

Net cash from financing activities	(550)	(8,545)	(130)	—	(9,225)

Net decrease in cash and equivalents	—	(3,342)	(819)	—	(4,161)

Cash and equivalents, beginning of the period	—	3,249	1,993	—	5,242

Cash and equivalents, end of the period	$—	$(93)	$1,174	$—	$1,081

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(4,095)	$(5,217)	$835	$(25)	$(8,502)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	339	1,841	154	25	2,359
Deferred income taxes	(1,087)	(2,017)			(3,104)
Pension liability		(370)			(370)
Changes in assets and liabilities:
Accounts receivable		58,486	1,846		60,332
Inventories		(11,997)	735		(11,262)
Prepaid expenses and other		(214)	(158)		(372)
Accounts payable and accrued expenses	4,537	(3,276)	(1,635)		(374)
Income taxes payable		181	(102)		79
Intercompany account	306	1,535	(1,841)
Net cash from operating activities	—	38,952	(166)	—	38,786

Cash flows from investing activities:
Purchases of property, plant and equipment		(1,202)	(24)		(1,226)

Net cash from investing activities	—	(1,202)	(24)	—	(1,226)

Cash flows from financing activities:
Change in revolving loan facilities		(38,288)			(38,288)
Other		(94)	(95)		(189)

Net cash from financing activities	—	(38,382)	(95)	—	(38,477)

Net decrease in cash and equivalents		(632)	(285)		(917)

Cash and equivalents, beginning of the period		968	2,474		3,442

Cash and equivalents, end of the period	$—	$336	$2,189	$—	$2,525

SYRATECH CORPORATION AND SUBSIDIARIES

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

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Net sales were $39.9 million for the three months ended March 31, 2002, a decrease of 4.2% from net sales of $41.7 million for the three months ended March 31, 2001. The $1.8 million sales decrease reflects reduced sales of certain fountain and candle product categories, partially offset by increased sales of seasonal products.  Changes in normal product prices did not materially impact net sales.

Gross profit improved 14.1% to $11.2 million for the three months ended March 31, 2002 from $9.8 million for the three months ended March 31, 2001.  Gross profit as a percentage of sales was 28.0% for the 2002 first quarter compared to 23.5% for the comparable 2001 period.  The 4.5 point gross profit percentage increase is primarily due to a favorable mix of products sold during the period.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $0.9 million to $15.4 million for the three months ended March 31, 2002, as compared with $16.3 million for the comparable period ended March 31, 2001.  The improvement is primarily due to reduced expenses related to the lower sales volume.

Included in operating income for 2001 was $0.4 million related to Farberware licensing fees which did not occur in 2002 due to the sale of all of the Company’s interest in the Farberware intellectual property as of December 31, 2001. Loss from operations was $4.2 million and $6.0 million for the first quarter of 2002 and 2001, respectively.

Interest expense was $5.1 million for the three months ended March 31, 2002 compared to $5.3 million in the same period of 2001. This decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding, and decreased borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $2.3 million for the three months ended March 31, 2002, a decrease of $0.5 million from the three months ended March 31, 2001 due to the decrease in the net loss before income tax benefit. The effective income tax rate was 25% for both periods.

In January, 2002, the Company, through a wholly-owned subsidiary, purchased an aggregate of $2.5 million of its outstanding Notes on the open market, resulting in an extraordinary gain on early debt extinguishment, net of applicable taxes, of approximately $0.7 million.

Net loss applicable to common stockholders was $7.1 million and $9.3 million in March 31, 2002 and 2001, respectively or $1.89 and $2.46 diluted per share respectively, on adjusted weighted average shares of 3,784,018 in both periods.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2002 was $5.8 million.  The major source of cash was the seasonal collection of accounts receivable offset partially by the seasonal increase in inventories.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season.  Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $0.7 million for the three months ended March 31, 2002 and the Company expects to spend approximately $3.8 million during the remainder of 2002.  These expenditures relate primarily to investment in information technology, relocation of certain Rauch Christmas ball manufacturing activities from the Company’s Chester, SC facility to its primary manufacturing location in Gastonia, NC, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities.

The Company has a Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001, August 13, 2001 and March 22, 2002) which provides for $110 million of borrowings, including a $30 million sub-limit for the issuance of standby and commercial letters of credit. On March 22, 2002, the term of the Facility was extended for an additional year and the facility now expires on April 15, 2003. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. The Revolving Credit Facility, as amended, contains customary covenants of the Company and the subsidiary borrowers, including but not limited to requiring minimum earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), as defined, and limits on capital spending. The Company must meet minimum availability requirements of $25 million during February and March of each year and minimum availability varying between $13.3 million and $10 million for the months from April through January. The Company is in compliance with the covenants, as amended, as of March 31, 2002. At March 31, 2002, availability under the Revolving Credit Facility, net of outstanding letters of credit, was $40.0 million, resulting in additional borrowing capacity of $15.0 million net of the $25.0 million excess availability requirement noted above.

The Company has a $10 million promissory note secured by certain real property and building improvements located in Mira Loma, California.  The note bears interest at a rate of 7.42% and is to be repaid in monthly installments until May, 2011 when a final payment of $8.1 million is due. At March 31, 2002 the balance outstanding was $9.9 million.

On April 30, 2002, the Company renewed its Wallace International de Puerto Rico, Inc. $1.0 million credit facility.  The renewed facility expires on March 15, 2003 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the facility was $0.3 million at March 31, 2002.

The Company’s C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 (“Overdraft Facility”) which provides for borrowings of £250,000.  Borrowings made under the Overdraft Facility bear interest at the bank’s base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd.  The Overdraft Facility as renewed on April 15, 2002 is due on demand and expires on October 30, 2002.  Availability under the Overdraft Facility was £250,000 at March 31, 2002.

At March 31, 2002, the Company also had debt financing of $145.3 million of 11% Senior Notes (the “Notes”) which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Notes are redeemable in whole or in part, at the Company’s option, after April 15, 2002. In January, 2002, the Company, through a wholly-owned subsidiary, purchased an aggregate of $2.5 million of its outstanding Notes on the open market, resulting in an extraordinary gain, net of applicable taxes, of approximately $0.7 million. The Company may from time to time in the future purchase additional Notes on the open market as may be allowed under the terms of its Revolving Credit Facility and the terms of its Senior Notes Indenture.

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

The Company believes that funds generated from operations and borrowings available under the Facility will be sufficient to finance the Company’s working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $145.3 million Notes outstanding and under its operating leases) and fund planned capital expenditures through December 31, 2002.

Significant Accounting Policies

The Company’s management is required to make estimates and assumptions in order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America.  While actual results could differ from these estimates and assumptions, the Company does not believe that such differences would have a material effect on its results of operations or financial position. The Company’s significant accounting policies are included in Note 1 of the Notes to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2001. The most significant accounting policies or estimates that underlie the preparation of the consolidated financial statements are the revenue recognition and depreciation policies, in addition to the judgments used to review long-lived assets, including goodwill and other intangible assets, for impairment. Additionally, the Company’s depreciation policy reflects judgments on the estimated useful life of assets.

SYRATECH CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company also has fixed debt financing of $145.3 million of 11% Senior Notes due April 15, 2007 that had a current market value of $64.0 million at March 31, 2002 based upon recent private market trades.  There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits:

EX-10.1       Advice of Borrowing Terms between C.J. Vander Ltd/International Silver Company Ltd and Nat West P.L.C., dated as of April 1, 2002

EX-10.2       Amendment No. 4 dated as of April 11, 2002 to Employment Agreement dated as of August 16, 1991, between Melvin L. Levine and the Company

EX-10.3  Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated April 30, 2002

(b)           Reports on Form 8-K:

There were no reports filed on Form 8-K during the three months ended March 31, 2002.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: May 15, 2002

/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and
Treasurer