Form 10-Q
period 2002-06-30
SYRATECH CORP
filed 2002-08-14
CIK 805914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐  NO  ☒

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at June 30, 2002 - 3,784,018

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and equivalents	$1,206	$5,242
Accounts receivable, net	30,183	57,530
Inventories	94,479	74,949
Deferred income taxes	22,436	17,848
Prepaid expenses and other	4,357	2,665
Total current assets	152,661	158,234

Property, plant and equipment, net	65,863	68,195
Purchase price in excess of net assets acquired, net	—	6,225
Other assets, net	4,344	4,717
Total	$222,868	$237,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$28,345	$16,995
Accounts payable	12,449	10,976
Accrued expenses	6,366	8,079
Accrued interest	3,495	4,359
Accrued compensation	1,881	4,181
Accrued advertising	2,548	3,263
Income taxes payable	411	129
Total current liabilities	55,495	47,982

Long - term debt	155,052	157,634
Deferred income taxes	18,818	18,818
Pension liability	2,320	2,809
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $14,574 and $12,731 in 2002 and 2001, respectively)	32,574	30,731
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(40,183)	(19,092)
Accumulated other comprehensive loss	(1,246)	(1,549)
Total stockholders’ equity	(8,817)	10,128
Total	$222,868	$237,371

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$40,761	$40,570	$80,702	$82,277
Cost of sales	29,186	28,322	57,934	60,216

Gross profit	11,575	12,248	22,768	22,061

Selling, general and administrative expenses	15,607	15,565	31,017	31,816
Other operating income	—	332	—	776

Loss from operations	(4,032)	(2,985)	(8,249)	(8,979)

Interest expense	(5,028)	(5,372)	(10,086)	(10,718)
Interest income	—	2	—	6

Loss before benefit for income taxes, extraordinary gain and cumulative effect of a change in accounting principle	(9,060)	(8,355)	(18,335)	(19,691)

Provision (benefit) for income taxes	(2,265)	(2,089)	(4,584)	(4,923)

Loss before extraordinary gain and cumulative effect of a change in accounting principle	(6,795)	(6,266)	(13,751)	(14,768)

Extraordinary gain on early extinguishment of debt, net of income taxes of $507	—	—	729	—
Cumulative effect of change in accounting principle	—	—	(6,225)	—

Net loss	(6,795)	(6,266)	(19,247)	(14,768)

Preferred stock dividends accrued	923	823	1,844	1,646
Net loss applicable to common stockholders	$(7,718)	$(7,089)	$(21,091)	$(16,414)

Basic and diluted income (loss) per share
Loss before extraordinary gain and cumulative effect of change in accounting principle	$(1.80)	$(1.65)	$(3.62)	$(3.91)
Extraordinary gain on early extinguishment of debt	—	—	0.19	—
Cumulative effect of change in accounting principle	—	—	(1.65)	—
Preferred stock dividends accrued	(0.24)	(0.22)	(0.49)	(0.43)
Net income (loss) per common share	$(2.04)	$(1.87)	$(5.57)	$(4.34)

Weighted average number of shares outstanding	3,784	3,784	3,784	3,784

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$(19,247)	$(14,768)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	4,782	4,860
Deferred income taxes	(4,588)	(5,484)
Gain on extinguishment of debt before income taxes	(1,236)	—
Loss (gain) on disposal of assets	8	55
Pension liability	(489)	(163)
Cumulative effect of change in accounting principle	6,225	—
Increase (decrease) in assets and liabilities
Accounts receivable	27,347	65,410
Inventories	(19,530)	(21,495)
Prepaid expenses and other	(1,692)	(822)
Accounts payable and accrued expenses	(4,119)	(7,130)
Income taxes payable	282	182
Net cash from operating activities	(12,257)	20,645

Cash flows from investing activities
Purchases of property, plant and equipment	(1,494)	(2,850)
Proceeds from disposal of assets	—	191
Other	5	(26)
Net cash from investing activities	(1,489)	(2,685)

Cash flows from financing activities
Change in revolving loan facilities	11,350	(28,644)
Retirement of outstanding senior notes	(1,203)	—
Proceeds from long-term debt	—	10,000
Repayments of long-term debt	(82)	(9)
Other	(355)	(1,194)
Net cash from financing activities	9,710	(19,847)
Net increase (decrease) in cash and equivalents	(4,036)	(1,887)
Cash and equivalents, beginning of period	5,242	3,442
Cash and equivalents, end of period	$1,206	$1,555

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

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2002	2001
Cash paid during the period for:
Interest	$10,041	$9,954
Income taxes	$1,155	$780

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable preferred stock dividends	$1,844	$1,646

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2002	December 31, 2001
Raw materials	$9,524	$7,543
Work-in-process	9,469	4,398
Finished goods	75,486	63,008

Total	$94,479	$74,949

4. INCOME TAXES

The benefit for income taxes for the six month periods ended June 30, 2002 and 2001 have been computed using the estimated effective full year tax rate of 25%. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings.

5. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

The Company has a Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001, August 13, 2001 and March 22, 2002) which provides for $110 million of borrowings, including a $30 million sub-limit for the issuance of standby and commercial letters of credit. On March 22, 2002, the term of the Facility was extended for an additional year and the facility now expires on April 15, 2003. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. The Revolving Credit Facility, as amended, contains customary covenants of the Company and the subsidiary borrowers, including but not limited to requiring minimum earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), as defined, and limits on capital spending. The Company must maintain minimum availability requirements of $25,000 during February and March of each year and minimum availability varying between $13,300 and $10,000 for the months from April through January ($12,450 at June 30, 2002). The Company is in compliance with the covenants, as amended, as of June 30, 2002. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $27,060 at June 30, 2002, resulting in additional borrowing capacity of $14,610, net of the $12,450 minimum excess availability requirement noted above.

During January 2002, the Company, purchased $2,500 of its outstanding 11% Senior Notes on the open market, resulting in an extraordinary gain of $729 net of $507 in income taxes.

On April 30, 2002, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility.  The renewed facility expires on March 15, 2003 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the facility was $250 at June 30, 2002.

On April 15, 2002, the Company’s C. J. Vander Ltd. subsidiary renewed its £250 overdraft facility.  The renewed facility expires on  October 30, 2002. Borrowings made under the overdraft facility bear interest at the bank’s base rate plus 1%. Availability under the overdraft facility was £82 at June 30, 2002.

6. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss applicable to common stockholders	$(7,718)	$(7,089)	$(21,091)	$(16,414)
Other comprehensive gain (loss):
Minimum pension liability adjustments	109	(98)	219	(197)
Foreign currency translation adjustments	277	(430)	84	(560)
Comprehensive loss	$(7,332)	$(7,617)	$(20,788)	$(17,171)

7.  GOODWILL

The Company adopted Financial Accounting Standard No. 142 - 66 “Goodwill and Other Intangible  Assets” (“SFAS 142”) as required in fiscal 2002. SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The implementation of SFAS 142 resulted in the Company recording a one-time, non-cash, goodwill impairment charge of $6,225 as of January 1, 2002. The impairment results from a change in the criteria for the measurement of impairments from an undiscounted to a discounted cash flow method. This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but had no impact on cash flows. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company recorded approximately $341 of goodwill amortization in 2001. Under SFAS 142 goodwill amortization was not recorded during 2002. The Company has not recorded any other specifically identified intangible assets for its intellectual property which includes copyrights and trademarks.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported loss before extraordinary gain and cumulative effect of a change in accounting principle	$(6,795)	$(6,266)	$(13,751)	$(14,768)
Add back: goodwill amortization		86		171
Adjusted loss before extraordinary gain and cumulative effect of a change in accounting principle	$(6,795)	$(6,180)	$(13,751)	$(14,597)

Basic and diluted loss per share:
Reported loss before extraordinary gain and cumulative effect of a change in accounting principle	$(1.80)	$(1.65)	$(3.62)	$(3.91)
Add back: goodwill amortization	—	0.02	—	0.05
Adjusted loss before extraordinary gain and cumulative effect of a change in accounting principle	$(1.80)	$(1.63)	$(3.62)	$(3.86)

8. ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” for fiscal years starting after June 15, 2002.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”)”. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. SFAS 144 will be effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS 144, as required, in the first quarter of 2002. The adoption of SFAS 144 did not have a significant impact on financial position or the results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.” One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact that adoption of SFAS No. 145 may have on its financial statement presentation.

In June 2002, the FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” . SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

9.SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company’s net sales in these product categories for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Tabletop and Giftware	$35,519	$33,912	$71,305	$74,119
Seasonal	5,242	6,658	9,397	8,158
Total	$40,761	$40,570	$80,702	$82,277

10. EMPLOYEE BENEFIT PLANS

At June 30, 2002, the Company had employment agreements with certain officers and employees for terms ranging from one to three years. These agreements provide for minimum annual salaries aggregating $2,910 and certain other benefits. In April 2002 the agreement with an officer was amended to extend the executive’s term of full time employment an additional year until April 16, 2003. In May 2002, the Company and the Chairman of the Board, agreed that the maximum annual compensation would be $640 for his continued service to the Company. In June 2002 the agreement with another officer was amended to increase the retirement benefit by changing the computation of the annual benefit to equal 2% of his respective average total compensation (i.e., base salary and bonus compensation) in the three years preceding attainment by the executive of age sixty-five or termination of such executive’s full time employment, whichever occurs later, multiplied by the number of years of such executive’s employment by the Company. Prior to the amendment, which is effective as of Jaunary 1, 2002, the benefit computation had been based on ½% of total compensation. The amendment also adds a survivors benefit for his surviving spouse. The change in the retirement benefit did not have a material impact on the financial statements.

11. STOCKHOLDERS’ EQUITY

In June 2002 the stockholders approved the 2002 Stock Incentive Plan (2002 Plan). Under the 2002 Plan, qualified or non-qualified options to purchase up to a maximum of 1,500,000 shares of common stock may be granted to certain employees, directors, officers, and consultants of the Company. Stock Options are granted at the discretion of the Board of Directors at exercise prices not less than 50% of the fair market value at the date of grant. Options shall vest in accordance with terms to be established by the Board of Directors at the time of each individual grant and shall expire not later than 10 years from the date of grant.  At June 30, 2002 no options had been granted under the 2002 Plan.

12. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of  June 30, 2002 and December 31, 2001, and for each of the three month and six month periods ended June 30, 2002 and 2001, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 2002 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$267	$939	$	$1,206
Accounts receivable, net		24,362	5,821	—	30,183
Inventories		90,480	3,958	41	94,479
Deferred income taxes	7,569	14,867			22,436
Prepaid expenses and other	113	3,689	555		4,357
Total current assets	7,682	133,665	11,273	41	152,661

Property, plant and equipment, net		63,322	2,588	(47)	65,863
Purchase price in excess of net assets acquired		—		—	—
Other assets, net	4,462	455		(573)	4,344
Investment	49,665	11,222	—	(60,887)	—
Total	$61,809	$208,664	$13,861	$(61,466)	$222,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$28,345	$	$	$28,345
Accounts payable		5,491	6,958		12,449
Accrued expenses	40	5,480	846		6,366
Accrued interest	3,832	113		(450)	3,495
Accrued compensation		1,667	214		1,881
Accrued advertising		2,548			2,548
Income taxes payable	(13,194)	9,893	484	3,228	411
Total current liabilities	(9,322)	53,537	8,502	2,778	55,495
Long-term debt	165,000	9,706		(19,654)	155,052
Deferred income taxes	9,672	9,146			18,818
Pension liability and other long-term liabilities		2,320			2,320
Intercompany (receivable) payable	10,038	21,000	(32,880)	1,842
Stockholders’ equity (deficit)	(113,579)	112,955	38,239	(46,432)	(8,817)
Total	$61,809	$208,664	$13,861	$(61,466)	$222,868

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$3,249	$1,993	$	$5,242
Accounts receivable, net		52,465	5,065		57,530
Inventories		71,977	3,431	(459)	74,949
Deferred income taxes	5,857	11,991			17,848
Prepaid expenses and other	113	2,296	256		2,665
Total current assets	5,970	141,978	10,745	(459)	158,234

Property, plant and equipment, net		65,563	2,679	(47)	68,195
Purchase price in excess of net assets acquired		5,825		400	6,225
Other assets, net	4,720	509		(512)	4,717
Investment	49,665	10,020		(59,685)	—
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$16,995	$	$	$16,995
Accounts payable		6,089	4,887		10,976
Accrued expenses	39	7,486	554		8,079
Accrued interest	3,832	527			4,359
Accrued compensation		3,821	360		4,181
Accrued advertising		3,263			3,263
Income taxes payable	(12,687)	9,627	480	2,709	129
Total current liabilities	(8,816)	47,808	6,281	2,709	47,982
Long-term debt	165,000	9,788		(17,154)	157,634
Deferred income taxes	9,672	9,146			18,818
Pension liability		2,809			2,809
Intercompany (receivable) payable	(144)	30,920	(29,384)	(1,392)	—
Stockholders’ equity (deficit)	(105,357)	123,424	36,527	(44,466)	10,128
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$31,059	$22,346	$(12,644)	$40,761
Cost of sales		23,175	18,655	(12,644)	29,186

Gross profit		7,884	3,691		11,575

Selling, general and administrative expenses	112	12,891	2,604		15,607

Income (loss) from operations	(112)	(5,007)	1,087		(4,032)

Interest expense	(5,029)	4	(3)		(5,028)

Income (loss) before provision (benefit) for income taxes	(5,141)	(5,003)	1,084		(9,060)

Provision (benefit) for income taxes	(1,062)	(1,365)	162		(2,265)

Net income (loss)	(4,079)	(3,638)	922	—	(6,795)

Preferred stock dividends accrued	923				923

Net income (loss) applicable to common stockholders	$(5,002)	$(3,638)	$922	$—	$(7,718)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$31,382	$21,741	$(12,553)	$40,570
Cost of sales		23,629	17,246	(12,553)	28,322

Gross profit		7,753	4,495	—	12,248

Selling, general and administrative expenses	112	12,456	2,972	25	15,565
Other operating income		332			332

Income (loss) from operations	(112)	(4,371)	1,523	(25)	(2,985)

Interest expense	(5,123)	(247)	(2)		(5,372)
Interest income			2		2

Income (loss) before provision (benefit) for income taxes	(5,235)	(4,618)	1,523	(25)	(8,355)

Provision (benefit) for income taxes	(1,102)	(1,215)	228		(2,089)

Net income (loss)	(4,133)	(3,403)	1,295	(25)	(6,266)

Preferred stock dividends accrued	823				823

Net income (loss) applicable to common stockholders	$(4,956)	$(3,403)	$1,295	$(25)	$(7,089)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$62,443	$42,244	$(23,985)	$80,702
Cost of sales		46,594	35,325	(23,985)	57,934

Gross profit		15,849	6,919	—	22,768

Selling, general and administrative expenses	225	25,809	4,983		31,017

Income (loss) from operations	(225)	(9,960)	1,936		(8,249)

Interest expense	(10,215)	135	(6)		(10,086)
Interest income

Loss before benefit for income taxes, extraordinary item and cumulative effect of a change in accounting principle	(10,440)	(9,825)	1,930	—	(18,335)

Provision (benefit) for income taxes	(2,219)	(2,666)	301		(4,584)

Loss before extraordinary gain and cumulative effect of a change in accounting principle	(8,221)	(7,159)	1,629	—	(13,751)

Extraordinary gain on early extinguishment of debt, net of income taxes of $507	729				729
Cumulative effect of change in accounting principle		(5,825)	(400)		(6,225)

Net income (loss)	(7,492)	(12,984)	1,229	—	(19,247)

Preferred stock dividends accrued	1,844				1,844

Net income (loss) applicable to common stockholders	$(9,336)	$(12,984)	$1,229	$—	$(21,091)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$63,760	$45,227	$(26,710)	$82,277
Cost of sales		50,171	36,755	(26,710)	60,216

Gross profit		13,589	8,472	—	22,061

Selling, general and administrative expenses	225	25,600	5,941	50	31,816
Other operating income		776			776

Income (loss) from operations	(225)	(11,235)	2,531	(50)	(8,979)

Interest expense	(10,193)	(519)	(6)		(10,718)
Interest income			6		6

Income (loss) before provision (benefit) for income taxes	(10,418)	(11,754)	2,531	(50)	(19,691)

Provision (benefit) for income taxes	(2,190)	(3,134)	401		(4,923)

Net income (loss)	(8,228)	(8,620)	2,130	(50)	(14,768)

Preferred stock dividends accrued	1,646				1,646

Net income (loss) applicable to common stockholders	$(9,874)	$(8,620)	$2,130	$(50)	$(16,414)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,492)	$(12,984)	$1,229		$(19,247)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	891	3,731	160		4,782
Deferred income taxes	(1,712)	(2,876)			(4,588)
Gain on extinguishment of debt before income taxes	(1,236)				(1,236)
Loss (gain) on disposal of assets	—	8			8
Pension liability		(489)			(489)
Cumulative effect of change in accounting principle		5,825	400		6,225
Increase (decrease) in assets and liabilities:
Accounts receivable		28,103	(756)		27,347
Inventories		(19,003)	(527)		(19,530)
Prepaid expenses and other	—	(1,393)	(299)		(1,692)
Accounts payable and accrued expenses	—	(6,336)	2,217		(4,119)
Income taxes payable	—	278	4		282
Intercompany account	10,182	(6,686)	(3,496)
Net cash provided by (used in) operating activities	633	(11,822)	(1,068)	—	(12,257)

Cash flows from investing activities:
Purchases of property, plant and equipment		(1,449)	(45)		(1,494)
Proceeds from disposal of assets					—
Other		5			5

Net cash used in investing activities	—	(1,444)	(45)	—	(1,489)

Cash flows from financing activities:
Change in revolving loan facilities		11,350	—		11,350
Retirement of outstanding senior notes		(1,203)			(1,203)
Proceeds from long-term debt					—
Repayments of long-term debt		(82)			(82)
Other	(633)	219	59		(355)
Net cash provided by (used in) financing activities	(633)	10,284	59	—	9,710

Net increase (decrease) in cash and equivalents	—	(2,982)	(1,054)	—	(4,036)

Cash and equivalents, beginning of the period	—	3,249	1,993	—	5,242

Cash and equivalents, end of the period	$—	$267	$939	$—	$1,206

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(8,228)	$(8,620)	$2,130	$(50)	$(14,768)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	755	3,763	292	50	4,860
Deferred income taxes	(2,189)	(3,295)			(5,484)
Gain on extinguishment of debt before income taxes
Loss on disposal of assets		55			55
Pension liability		(163)			(163)
Increase (decrease) in assets and liabilities:
Accounts receivable		68,851	(3,441)		65,410
Inventories		(22,567)	1,072		(21,495)
Prepaid expenses and other	—	(822)	—		(822)
Accounts payable and accrued expenses	(1)	(9,494)	2,365		(7,130)
Income taxes payable	—	57	125		182
Intercompany account	10,053	(6,780)	(3,273)
Net cash from operating activities	390	20,985	(730)	—	20,645

Cash flows from investing activities:
Purchases of property, plant and equipment		(2,773)	(77)		(2,850)
Proceeds from disposal of assets		191	—		191
Other		(26)	—		(26)

Net cash from investing activities	—	(2,608)	(77)	—	(2,685)

Cash flows from financing activities
Change in revolving loan facilities		(28,644)			(28,644)
Retirement of outstanding senior notes
Proceeds from long-term debt		10,000			10,000
Repayments of long-term debt		(9)			(9)
Other	(390)	(414)	(390)		(1,194)
Net cash from financing activities	(390)	(19,067)	(390)		(19,847)

Net increase (decrease) in cash and equivalents		(690)	(1,197)		(1,887)

Cash and equivalents, beginning of the period		968	2,474		3,442

Cash and equivalents, end of the period	$—	$278	$1,277	$—	$1,555

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

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Net sales were $40.8 million for the three months ended June 30, 2002, slightly higher than the net sales of $40.6 million reported for the three months ended June 30, 2001. Higher sales of tabletop and giftware products were largely offset by lower sales of seasonal products. Changes in normal product prices did not materially impact net sales.

Gross profit was $11.6 million for the three months ended June 30, 2002 compared to $12.2 million for the three months ended June 30, 2001.  Gross profit as a percentage of sales was 28.4% for the 2002 second quarter compared to 30.2% for the comparable 2001 period.  The 1.8 point gross profit percentage decrease is primarily due to the mix of products sold during the quarter and to higher provisions for sales allowances compared with the prior period.

Selling, general and administrative expenses were $15.6 million for both the three months ended June 30, 2002 and for the comparable period ended June 30, 2001. Reductions in administrative costs were offset by increased royalty expenses.

Included in operating income for 2001 was $0.3 million related to Farberware licensing fees which did not occur in 2002 due to the sale of all of the Company’s interest in the Farberware intellectual property as of December 31, 2001. Loss from operations was $4.0 million and $3.0 million for the second quarter of 2002 and 2001, respectively.

Interest expense was $5.0 million for the three months ended June 30, 2002 compared to $5.4 million in the same period of 2001. The decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding, and decreased borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $2.3 million for the three months ended June 30, 2002, an increase of $.2 million from the three months ended June 30, 2001 due to the increase in the net loss before income tax benefit. The effective income tax rate was 25% for both periods.

Net loss applicable to common stockholders was $7.7 million and $7.1 million for the three months ended June 30, 2002 and 2001, respectively, or $2.04 and $1.87 diluted per share respectively, on adjusted weighted average shares of 3,784,018 in both periods.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Net sales were $80.7 million for the six months ended June 30, 2002, a decrease from net sales of $82.3 million for the six months ended June 30, 2001. The $1.6 million sales decrease reflects reduced sales of certain fountain and candle product categories, partially offset by increased sales of seasonal products. Changes in normal product prices did not materially impact net sales.

Gross profit increased to $22.8 million for the six months ended June 30, 2002 from $22.1 million for the six months ended June 30, 2001. Gross profit as a percentage of sales was 28.2% for the six months ended June 30, 2002 compared to 26.8% for the comparable 2001 period. The 1.4 point gross profit percentage increase is primarily due to a favorable mix of products sold during the period.

Selling, general and administrative expenses decreased $0.8 million to $31.0 million for the six months ended June 30, 2002, as compared with $31.8 million for the comparable period ended June 30, 2001. The decrease is primarily due to reduced expenses related to the lower sales volume.

Included in operating income for the six months ended June 30, 2001was $0.8 million related to Farberware licensing fees which did not occur in 2002 due to the sale of all of the Company’s interest in the Farberware intellectual property as of December 31, 2001. Loss from operations was $8.2 million and $9.0 million for the first half of 2002 and 2001, respectively.

Interest expense was $10.1 million for the six months ended June 30, 2002 compared to $10.7 million in the same period of 2001. The decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding, and decreased borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $4.6 million for the six months ended June 30, 2002 compared to $4.9 million for the six months ended June 30, 2001. The effective income tax rate was 25% for both periods.

In January, 2002, the Company, through a wholly-owned subsidiary, purchased an aggregate of $2.5 million of its outstanding Notes on the open market, resulting in an extraordinary gain on early debt extinguishment, net of applicable taxes, of approximately $0.7 million.

As of January 1, 2002, the Company recorded a non-cash charge of $6.2 million or $1.65 per share for goodwill in accordance with SFAS 142. This charge is reflected as a cumulative effect of a change in accounting principle. See Note 7 to the condensed consolidated financial statements.

Net loss applicable to common stockholders for the six month periods ended in June 30, 2002 and 2001 was $21.1 million and $16.4 million, respectively, or $5.57 and $4.34, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2002 was $12.3 million.  The major use of cash was the seasonal increase in inventories partially offset by the seasonal collection of accounts receivable.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season.  Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $1.5 million for the six months ended June 30, 2002 and the Company expects to spend approximately $3.0 million during the remainder of 2002.  These expenditures relate primarily to investment in information technology, relocation of certain Rauch Christmas ball manufacturing activities from the Company’s Chester, SC facility to its primary manufacturing location in Gastonia, NC, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities.

The Company has a Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001, August 13,

2001 and March 22, 2002) which provides for $110 million of borrowings, including a $30 million sub-limit for the issuance of standby and commercial letters of credit. On March 22, 2002, the term of the Facility was extended for an additional year and the facility now expires on April 15, 2003. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. The Revolving Credit Facility, as amended, contains customary covenants of the Company and the subsidiary borrowers, including but not limited to requiring minimum earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), as defined, and limits on capital spending. The Company must maintain minimum availability requirements of $25 million during February and March of each year and minimum availability varying between $13.3 million and $10 million for the months from April through January ($12.5 million at June 30, 2002). The Company is in compliance with the covenants, as amended, as of June 30, 2002. Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $27.1 million at June 30, 2002, resulting in additional borrowing capacity of $14.6 million net of the $12.5 million minimum excess availability requirement noted above.

The Company has a $10 million promissory note secured by certain real property and building improvements located in Mira Loma, California.  The note bears interest at a rate of 7.42% and is to be repaid in monthly installments until May, 2011 when a final payment of $8.1 million is due. At June 30, 2002 the balance outstanding was $9.8 million.

On April 30, 2002, the Company renewed its Wallace International de Puerto Rico, Inc. $1.0 million credit facility.  The renewed facility expires on March 15, 2003 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the facility was $0.3 million at June 30, 2002.

The Company’s C.J. Vander Ltd. subsidiary has an overdraft facility entered into on March 16, 1998 (“Overdraft Facility”) which provides for borrowings of £250,000.  Borrowings made under the Overdraft Facility bear interest at the bank’s base rate plus 1%. The Overdraft Facility contains customary covenants, and borrowings are secured by substantially all of the assets of C.J.Vander Ltd. The Overdraft Facility as renewed on April 15, 2002 is due on demand and expires on October 30, 2002. Availability under the Overdraft Facility was £81,729 at June 30, 2002.

At June 30, 2002, the Company also had debt financing of $145.3 million of 11% Senior Notes (the “Notes”) which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Notes are redeemable in whole or in part, at the Company’s option, after April 15, 2002. In January, 2002, the Company, through a wholly-owned subsidiary, purchased an aggregate of $2.5 million of its outstanding Notes on the open market, resulting in an extraordinary gain, net of applicable taxes, of approximately $0.7 million. The Company may from time to time in the future purchase additional Notes on the open market as may be allowed under the terms of its Revolving Credit Facility and the terms of its Senior Notes Indenture.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. SFAS 144 will be effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS 144 as required in the first quarter of 2002.  The adoption of SFAS 144 did not have a significant impact on financial position or the results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.” One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact that adoption of SFAS No. 145 may have on its financial statement presentation.

In June 2002, the FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” . SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company also has fixed debt financing of $145.3 million of 11% Senior Notes due April 15, 2007 that had a current market value of $81.4 million at June 30, 2002 based upon recent private market trades.  There is inherent roll-over risk as these borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

PART II-OTHER INFORMATION

ITEM 6. Exhibits And Reports On Form 8-K

(a)       Exhibits:

EX-10.1          Amendment No. 3 dated as of January 1, 2002 to Employment Agreement dated as of August 16, 1991, between Alan R. Kanter and the Company

EX-10.2          Syratech Corporation 2002 Stock Incentive Plan

(b)                     Reports on Form 8-K:

There were no reports filed on Form 8-K during the six months ended June 30, 2002.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: August 14, 2002
/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and Treasurer

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Syratech Corporation. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

Dated: August 14, 2002

/s/ Robert Meers
Robert Meers
President and Chief Executive Officer

/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and Treasurer