Form 10-Q
period 2002-09-30
SYRATECH CORP
filed 2002-11-15
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐  NO  ☒

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at September 30, 2002- 3,784,018

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and equivalents	$860	$5,242
Accounts receivable, net	67,651	57,530
Inventories	99,141	74,949
Deferred income taxes	15,225	17,848
Prepaid expenses and other	3,193	2,665
Total current assets	186,070	158,234

Property, plant and equipment, net	64,444	68,195
Purchase price in excess of net assets acquired, net	—	6,225
Other assets, net	3,972	4,717
Total	$254,486	$237,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$38,263	$16,995
Accounts payable	23,173	10,976
Accrued expenses	7,184	8,079
Accrued interest	7,582	4,359
Accrued compensation	2,402	4,181
Accrued advertising	3,567	3,263
Income taxes payable	1,277	129
Total current liabilities	83,448	47,982

Long-term debt	155,031	157,634
Deferred income taxes	18,818	18,818
Pension liability	2,564	2,809
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $15,496 and $12,731 in 2002 and 2001, respectively)	33,496	30,731
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(37,861)	(19,092)
Accumulated other comprehensive loss	(1,048)	(1,549)
Total stockholders’ equity	(5,375)	10,128
Total	$254,486	$237,371

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$97,232	$104,008	$177,934	$186,285
Cost of sales	69,909	73,663	127,843	133,879

Gross profit	27,323	30,345	50,091	52,406

Selling, general and administrative expenses	18,070	18,037	49,087	49,853
Other operating income	—	455	1,236	1,231

Income from operations	9,253	12,763	2,240	3,784

Interest expense	(5,192)	(5,826)	(15,278)	(16,544)
Interest income	1	23	1	29

Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	4,062	6,960	(13,037)	(12,731)

Provision (benefit) for income taxes	818	1,740	(3,259)	(3,183)

Income (loss) before cumulative effect of a change in accounting principle	3,244	5,220	(9,778)	(9,548)

Cumulative effect of change in accounting principle	—	—	(6,225)	—

Net income (loss)	3,244	5,220	(16,003)	(9,548)

Preferred stock dividends accrued	922	823	2,766	2,469
Net income (loss) applicable to common stockholders	$2,322	$4,397	$(18,769)	$(12,017)

Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.85	$1.38	$(2.58)	$(2.53)
Cumulative effect of change in accounting principle	—	—	(1.65)	—
Preferred stock dividends accrued	(0.24)	(0.22)	(0.73)	(0.65)
Net income (loss) per common share	$0.61	$1.16	$(4.96)	$(3.18)

Weighted average number of shares outstanding	3,784	3,784	3,784	3,784

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(16,003)	$(9,548)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,994	7,312
Deferred income taxes	2,623	(4,506)
Gain on extinguishment of debt	(1,236)	—
Loss (gain) on disposal of assets and other	83	55
Pension liability	(245)	44
Cumulative effect of change in accounting principle	6,225	—
Increase (decrease) in assets and liabilities:
Accounts receivable	(10,121)	24,432
Inventories	(24,192)	(18,490)
Prepaid expenses and other	(528)	92
Accounts payable and accrued expenses	13,049	7,166
Income taxes payable	1,148	979
Operating cash flows	(22,203)	7,536

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,900)	(4,389)
Proceeds from disposal of assets	—	191
Other	24	(24)
Net cash from investing activities	(1,876)	(4,222)

Cash flows from financing activities:
Change in revolving loan facilities	21,268	(13,362)
Retirement of outstanding senior notes	(1,203)	—
Proceeds from long-term debt	—	10,000
Repayments of long-term debt	(103)	(40)
Other	(265)	(1,379)
Net cash from financing activities	19,697	(4,781)
Net increase (decrease) in cash and equivalents	(4,382)	(1,467)
Cash and equivalents, beginning of period	5,242	3,442
Cash and equivalents, end of period	$860	$1,975

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data)

1. FINANCIAL INFORMATION

The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Certain prior year amounts have been reclassified to conform to the 2002 presentation.  The Company adopted Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142") as required in fiscal 2002.  See Note 7.  The Company has adopted SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections,” during the quarter ended September 30, 2002. See Note 8. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2001 Annual Report on Form 10-K.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2002	2001

Cash paid during the period for:
Interest	$10,791	$11,123
Income taxes	$1,344	$860

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable preferred stock dividends	$2,766	$2,469

3. INVENTORIES

Inventories consisted of the following:

	September 30, 2002	December 31, 2001

Raw materials	$9,391	$7,543
Work-in-process	6,314	4,398
Finished goods	83,436	63,008

Total	$99,141	$74,949

4. INCOME TAXES

The benefit for income taxes for the nine month periods ended September 30, 2002 and 2001 have been computed using the estimated effective full year tax rate of 25%. Realization of the income tax benefit is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the income tax benefit will be realized through future taxable earnings. During September 2002 the Company received a $7,057 refund of Federal income taxes as a result of the carry-back of 2001 tax losses, previously recorded as an income tax benefit.

5. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

The Company has a Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001, August 13, 2001, March 22, 2002 and November 12, 2002) which provides for $95 million of borrowings, including a $30 million sub-limit for the issuance of standby and commercial letters of credit. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. On March 22, 2002, the term of the Facility was extended for an additional year and the facility now expires on April 15, 2003. On November 12, 2002, the Facility was reduced from $110 million to the current $95 million level, and the requirement for minimum earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”) for quarters ended subsequent to June 30, 2002 was waived.  Pursuant to the amended agreement, effective November 15, 2002, the Company must maintain minimum availability of $20,000, except from January 31, 2003 to March 31, 2003 when a minimum availability of $25,000 is required. The amended Facility limits capital spending to $3,750 for the year ended December 31, 2002. The Company is in compliance with the covenants, as amended, as of September 30, 2002.  Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $48,640 at September 30, 2002, resulting in additional borrowing capacity of $37,465, net of the $11,175 minimum excess availability requirement in effect at September 30, 2002.

During January 2002, the Company, purchased $2,500 of its outstanding 11% Senior Notes on the open market, resulting in a pre-tax gain of $1,236.

On April 30, 2002, the Company renewed its Wallace International de Puerto Rico, Inc. $1,000 credit facility.  The renewed facility expires on March 15, 2003 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the facility was $232 at September 30, 2002.

On October, 2, 2002, the £250 overdraft facility of the Company’s C. J. Vander Ltd. subsidiary was terminated. Operations of the subsidiary are now supported by the Company’s Senior Revolving Credit Facility.

6. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss) applicable to common stockholders	$2,322	$4,397	$(18,769)	$(12,017)
Other comprehensive gain (loss):
Minimum pension liability adjustments	(140)	(98)	79	(295)
Foreign currency translation adjustments	338	400	422	(160)
Comprehensive income (loss)	$2,520	$4,699	$(18,268)	$(12,472)

7. GOODWILL

The Company adopted Financial Accounting Standard No. 142 -“Goodwill and Other Intangible  Assets” (“SFAS 142”) as required in fiscal 2002. SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The implementation of SFAS 142 resulted in the Company recording a one-time, non-cash, goodwill impairment charge of $6,225 as of January 1, 2002. The impairment results from a change in the criteria for the measurement of impairments from an undiscounted to a discounted cash flow method. This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but had no impact on cash flows. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company recorded approximately $341 of goodwill amortization in 2001. Under SFAS 142 goodwill amortization was not recorded during 2002. The Company has not recorded any other specifically identified intangible assets for its intellectual property which primarily includes trademarks and copyrights.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported income (loss) before cumulative effect of a change in accounting principle	$3,244	$5,220	$(9,778)	$(9,548)
Add back: Goodwill amortization		85		256
Adjusted income (loss) before cumulative effect of a change in accounting principle	$3,244	$5,305	$(9,778)	$(9,292)

Basic and diluted income (loss) per share:
Reported income (loss) before cumulative effect of a change in accounting principle	$0.86	$1.38	$(2.58)	$(2.53)
Add back: Goodwill amortization	—	0.02	—	0.07
Adjusted income (loss) before cumulative effect of a change in accounting principle	$0.86	$1.40	$(2.58)	$(2.46)

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.” One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company is required to follow APB 30, Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 must be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company adopted SFAS No.145, as recommended, in the quarter ended September 30, 2002. Accordingly, the January 2002 purchase by the Company of $2,500 of its outstanding 11% Senior Notes on the open market, previously reported as resulting in an extraordinary gain of $729 net of $507 in income taxes, has been reclassified and reported as $1,236 of other operating income.

In June 2002, the FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

9. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company’s net sales in these product categories for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Tabletop and Giftware	$64,313	$64,209	$135,618	$138,328
Seasonal	32,919	39,799	42,316	47,957
Total	$97,232	$104,008	$177,934	$186,285

10. EMPLOYEE BENEFIT PLANS

At June 30, 2002, the Company had employment agreements with certain officers and employees for terms ranging from one to three years. These agreements provide for minimum annual salaries aggregating $2,910 and certain other benefits. In April 2002 the agreement with an officer was amended to extend the executive’s term of full time employment an additional year until April 16, 2003. In May 2002, the Company and the Chairman of the Board, agreed that the maximum annual compensation would be $640 for his continued service to the Company. In June 2002 the agreement with another officer was amended to increase the retirement benefit by changing the computation of the annual benefit to equal 2% of his respective average total compensation (i.e., base salary and bonus compensation) in the last three years preceding attainment by the executive of age sixty-five or termination of such executive’s full time employment, whichever occurs later, multiplied by the number of years of such executive’s employment by the Company. Prior to the amendment, which is effective as of January 1, 2002, the benefit computation had been based on ½% of total compensation. The amendment also adds a survivors benefit for his surviving spouse. The change in the retirement benefit did not have a material impact on the financial statements.

11. STOCKHOLDERS’ EQUITY

In June 2002 the stockholders approved the 2002 Stock Incentive Plan (2002 Plan). Under the 2002 Plan, qualified or non-qualified options to purchase up to a maximum of 1,500,000 shares of common stock may be granted to certain employees, directors, officers, and consultants of the Company. Stock Options are granted at the discretion of the Board of Directors at exercise prices not less than 50% of the fair market value at the date of grant. Options shall vest in accordance with terms to be established by the Board of Directors at the time of each individual grant and shall expire not later than 10 years from the date of grant.  At September 30, 2002 no options had been granted under the 2002 Plan.

12. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of  September 30, 2002 and December 31, 2001, and for each of the three month and nine month periods ended September 30, 2002 and 2001, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 2002 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$99	$761	$	$860
Accounts receivable, net		56,777	10,874	—	67,651
Inventories		94,863	4,237	41	99,141
Deferred income taxes	1,497	13,728			15,225
Prepaid expenses and other	113	2,705	375		3,193
Total current assets	1,610	168,172	16,247	41	186,070

Property, plant and equipment, net		61,853	2,638	(47)	64,444
Purchase price in excess of net assets acquired		—		—	—
Other assets, net	4,116	429		(573)	3,972
Investment	49,665	11,222	—	(60,887)	—
Total	$55,391	$241,676	$18,885	$(61,466)	$254,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$38,263	$	$	$38,263
Accounts payable		6,019	17,154		23,173
Accrued expenses	41	6,852	291		7,184
Accrued interest	8,369	204		(991)	7,582
Accrued compensation		2,096	306		2,402
Accrued advertising		3,567			3,567
Income taxes payable	(13,194)	10,127	1,116	3,228	1,277
Total current liabilities	(4,784)	67,128	18,867	2,237	83,448
Long-term debt	165,000	9,685		(19,654)	155,031
Deferred income taxes	9,672	9,146			18,818
Pension liability and other long-term liabilities		2,564			2,564
Intercompany (receivable) payable	3,182	36,449	(42,014)	2,383
Stockholders’ equity (deficit)	(117,679)	116,704	42,032	(46,432)	(5,375)
Total	$55,391	$241,676	$18,885	$(61,466)	$254,486

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$3,249	$1,993	$	$5,242
Accounts receivable, net		52,465	5,065		57,530
Inventories		71,977	3,431	(459)	74,949
Deferred income taxes	5,857	11,991			17,848
Prepaid expenses and other	113	2,296	256		2,665
Total current assets	5,970	141,978	10,745	(459)	158,234

Property, plant and equipment, net		65,563	2,679	(47)	68,195
Purchase price in excess of net assets acquired		5,825		400	6,225
Other assets, net	4,720	509		(512)	4,717
Investment	49,665	10,020		(59,685)	—
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$16,995	$	$	$16,995
Accounts payable		6,089	4,887		10,976
Accrued expenses	39	7,486	554		8,079
Accrued interest	3,832	527			4,359
Accrued compensation		3,821	360		4,181
Accrued advertising		3,263			3,263
Income taxes payable	(12,687)	9,627	480	2,709	129
Total current liabilities	(8,816)	47,808	6,281	2,709	47,982
Long-term debt	165,000	9,788		(17,154)	157,634
Deferred income taxes	9,672	9,146			18,818
Pension liability		2,809			2,809
Intercompany (receivable) payable	(144)	30,920	(29,384)	(1,392)	—
Stockholders’ equity (deficit)	(105,357)	123,424	36,527	(44,466)	10,128
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$65,241	$58,302	$(26,311)	$97,232
Cost of sales		47,800	48,420	(26,311)	69,909

Gross profit		17,441	9,882		27,323

Selling, general and administrative expenses	113	12,170	5,787		18,070

Income (loss) from operations	(113)	5,271	4,095		9,253

Interest expense	(4,972)	(211)	(9)		(5,192)
Interest income			1		1

Income (loss) before provision (benefit) for income taxes	(5,085)	5,060	4,087		4,062

Provision (benefit) for income taxes	(985)	1,171	632		818

Net income (loss)	(4,100)	3,889	3,455	—	3,244

Preferred stock dividends accrued	922				922

Net income (loss) applicable to common stockholders	$(5,022)	$3,889	$3,455	$—	$2,322

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$71,253	$55,752	$(22,997)	$104,008
Cost of sales		51,990	44,670	(22,997)	73,663

Gross profit		19,263	11,082	—	30,345

Selling, general and administrative expenses	113	11,622	6,277	25	18,037
Other operating income		455			455

Income (loss) from operations	(113)	8,096	4,805	(25)	12,763

Interest expense	(5,185)	(594)	(47)		(5,826)
Interest income		17	6		23

Income (loss) before provision (benefit) for income taxes	(5,298)	7,519	4,764	(25)	6,960

Provision (benefit) for income taxes	(841)	1,784	797		1,740

Net income (loss)	(4,457)	5,735	3,967	(25)	5,220

Preferred stock dividends accrued	823				823

Net income (loss) applicable to common stockholders	$(5,280)	$5,735	$3,967	$(25)	$4,397

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE  MONTHS ENDED SEPTEMBER 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$127,684	$100,546	$(50,296)	$177,934
Cost of sales		94,394	83,745	(50,296)	127,843

Gross profit		33,290	16,801	—	50,091

Selling, general and administrative expenses	338	37,979	10,770		49,087
Other operating income	1,236				1,236

Income (loss) from operations	898	(4,689)	6,031		2,240

Interest expense	(15,187)	(76)	(15)		(15,278)
Interest income			1		1
Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(14,289)	(4,765)	6,017	—	(13,037)

Provision (benefit) for income taxes	(2,697)	(1,495)	933		(3,259)

Income (loss) before cumulative effect of a change in accounting principle	(11,592)	(3,270)	5,084	—	(9,778)

Cumulative effect of change in accounting principle		(6,225)			(6,225)
Net income (loss)	(11,592)	(9,495)	5,084		(16,003)

Preferred stock dividends accrued	2,766				2,766

Net income (loss) applicable to common stockholders	$(14,358)	$(9,495)	$5,084	$—	$(18,769)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$135,013	$100,979	$(49,707)	$186,285
Cost of sales		102,161	81,425	(49,707)	133,879

Gross profit		32,852	19,554	—	52,406

Selling, general and administrative expenses	338	37,222	12,218	75	49,853
Other operating income		1,231			1,231

Income (loss) from operations	(338)	(3,139)	7,336	(75)	3,784

Interest expense	(15,378)	(1,113)	(53)		(16,544)
Interest income		17	12		29

Income (loss) before provision (benefit) for income taxes	(15,716)	(4,235)	7,295	(75)	(12,731)

Provision (benefit) for income taxes	(3,031)	(1,350)	1,198		(3,183)

Net income (loss)	(12,685)	(2,885)	6,097	(75)	(9,548)

Preferred stock dividends accrued	2,469				2,469

Net income (loss) applicable to common stockholders	$(15,154)	$(2,885)	$6,097	$(75)	$(12,017)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(11,592)	$(9,495)	$5,084		$(16,003)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,237	5,527	230		6,994
Deferred income taxes	4,360	(1,737)			2,623
Gain on extinguishment of debt	(1,236)				(1,236)
Loss (gain) on disposal of assets and other	—	83			83
Pension liability		(245)			(245)
Cumulative effect of change in accounting principle		6,225	—		6,225
Increase (decrease) in assets and liabilities:
Accounts receivable		(4,312)	(5,809)		(10,121)
Inventories		(23,386)	(806)		(24,192)
Prepaid expenses and other	—	(409)	(119)		(528)
Accounts payable and accrued expenses	4,538	(3,439)	11,950		13,049
Income taxes payable	—	512	636		1,148
Intercompany account	3,326	9,304	(12,630)
Net cash provided by (used in) operating activities	633	(21,372)	(1,464)	—	(22,203)

Cash flows from investing activities:
Purchases of property, plant and equipment		(1,846)	(54)		(1,900)
Proceeds from disposal of assets					—
Other		24			24

Net cash used in investing activities	—	(1,822)	(54)	—	(1,876)

Cash flows from financing activities:
Change in revolving loan facilities		21,268	—		21,268
Retirement of outstanding senior notes		(1,203)			(1,203)
Proceeds from long-term debt					—
Repayments of long-term debt		(103)			(103)
Other	(633)	82	286		(265)
Net cash provided by (used in) financing activities	(633)	20,044	286	—	19,697

Net increase (decrease) in cash and equivalents	—	(3,150)	(1,232)	—	(4,382)

Cash and equivalents, beginning of the period	—	3,249	1,993	—	5,242

Cash and equivalents, end of the period	$—	$99	$761	$—	$860

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(12,685)	$(2,885)	$6,097	$(75)	$(9,548)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	1,247	5,594	396	75	7,312
Deferred income taxes	(3,030)	(1,476)			(4,506)
Loss on disposal of assets		55			55
Pension liability		44			44
Increase (decrease) in assets and liabilities:
Accounts receivable		33,974	(9,542)		24,432
Inventories		(19,440)	950		(18,490)
Prepaid expenses and other	—	139	(47)		92
Accounts payable and accrued expenses	4,537	(6,426)	9,055		7,166
Income taxes payable	—	57	922		979
Intercompany account	10,628	(2,306)	(8,322)
Net cash from operating activities	697	7,330	(491)	—	7,536

Cash flows from investing activities:
Purchases of property, plant and equipment		(4,294)	(95)		(4,389)
Proceeds from disposal of assets		191	—		191
Other		(24)	—		(24)

Net cash from investing activities	—	(4,127)	(95)	—	(4,222)

Cash flows from financing activities:
Change in revolving loan facilities		(13,362)			(13,362)
Proceeds from long-term debt		10,000			10,000
Repayments of long-term debt		(40)			(40)
Other	(697)	(562)	(120)		(1,379)
Net cash from financing activities	(697)	(3,964)	(120)		(4,781)

Net increase (decrease) in cash and equivalents		(761)	(706)		(1,467)

Cash and equivalents, beginning of the period		968	2,474		3,442

Cash and equivalents, end of the period	$—	$207	$1,768	$—	$1,975

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

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Net sales were $97.2 million for the three months ended September 30, 2002, a $6.8 million decrease from the net sales of $104.0 million reported for the three months ended September 30, 2001. The decrease reflects lower shipments of seasonal products due to lower demand, as well as the exit of certain seasonal product lines and the timing of requested deliveries by our customers. Sales of tabletop and giftware products were approximately flat with last year. Changes in normal product prices did not materially impact net sales.

Gross profit was $27.3 million for the three months ended September 30, 2002 compared to $30.3 million for the three months ended September 30, 2001.  Gross profit as a percentage of sales was 28.1% for the 2002 third quarter compared to 29.2% for the comparable 2001 period.  The 1.1 point gross profit percentage decrease is primarily due to the mix of products sold during the quarter and to higher provisions for sales allowances compared with the prior period.

Selling, general and administrative expenses were $18.1 million for the three months ended September 30, 2002 and $18.0 million for the comparable period ended September 30, 2001. Lower administrative expenses were offset by higher commissions expense during the period.

Included in operating income for 2001 was $0.5 million related to Farberware licensing fees which did not occur in 2002 due to the sale of all of the Company’s interest in the Farberware intellectual property as of December 31, 2001. Income from operations was $9.3 million and $12.8 million for the third quarter of 2002 and 2001, respectively.

Interest expense was $5.2 million for the three months ended September 30, 2002 compared to $5.8 million in the same period of 2001. The decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding, and decreased borrowings under the Company’s revolving credit facility.

The provision for income taxes was $.8 million for the three months ended September 30, 2002, a decrease of $.9 million from the three months ended September 30, 2001 due to the decrease in income before provision for income taxes, and a reduced effective income tax rate.  The effective income tax rate was 20% for the three months ended September 30, 2002, compared to 25% for the three months ended September 30, 2001.  During September 2002 the Company received a $7.1 million refund of Federal income taxes as a result of the carry-back of 2001 tax losses, previously recorded as an income tax benefit.

Net income applicable to common stockholders was $2.3 million and $4.4 million for the three months ended September 30, 2002 and 2001, respectively, or $.61 and $1.16 per basic and diluted share, respectively, on adjusted weighted average shares of 3,784,018 in both periods.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Net sales were $177.9 million for the nine months ended September 30, 2002, a decrease of $8.4 million or 4.5% from net sales of $186.3 million for the nine months ended September 30, 2001. The $8.4 million sales decrease reflects decreased shipments of seasonal products due to lower demand, as well as the exit of certain seasonal product lines, and the timing of customer shipping requirements. Tabletop and giftware sales were also lower due to reduced sales of certain fountain and candle product categories. Changes in normal product prices did not materially impact net sales.

Gross profit was $50.1 million for the nine months ended September 30, 2002, a 4.4% decrease from $52.4 million for the nine months ended September 30, 2001. Gross profit as a percentage of sales was 28.2% for the nine months ended September 30, 2002 compared to 28.1% for the comparable 2001 period. The .1 point gross profit percentage increase is primarily due to a favorable mix of products sold during the period, partially offset by higher provisions for sales returns and allowances.

Selling, general and administrative expenses decreased $.8 million to $49.1 million for the nine months ended September 30, 2002, as compared with $49.9 million for the comparable period ended September 30, 2001. The decrease is primarily due to reduced expenses related to the lower sales volume.

Other operating income for the nine months ended September 30, 2002 reflects a $1.2 million gain related to the January, 2002 purchase of an aggregate of $2.5 million of its outstanding Notes on the open market. The Company adopted SFAS No.145 in the quarter ended September 30, 2002. Accordingly, the purchase of Notes previously reported as resulting in an extraordinary gain of $.7 million net of $.5 million in income taxes, has been reclassified and reported as $1.2 million of other operating income. Included in other operating income for the nine months ended September 30, 2001 was $1.2 million related to Farberware licensing fees which did not occur in 2002 due to the sale of all of the Company’s interest in the Farberware intellectual property as of December 31, 2001. Income from operations was $2.2 million and $3.8 million for the nine months ended September 30, 2002 and 2001, respectively.

Interest expense was $15.3 million for the nine months ended September 30, 2002 compared to $16.5 million in the same period of 2001. The decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding, and decreased borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $3.3 million for the nine months ended September 30, 2002 compared to $3.2 million for the nine months ended September 30, 2001. The effective income tax rate was 25% for both periods.

As of January 1, 2002, the Company recorded a non-cash charge of $6.2 million or $1.65 per share for goodwill in accordance with SFAS 142. This charge is reflected as a cumulative effect of a change in accounting principle.  See Note 7 to the condensed consolidated financial statements.

Net loss applicable to common stockholders for the nine month periods ended in September 30, 2002 and 2001 was $18.8 million and $12.0 million, respectively, or $4.96 and $3.18, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2002 was $22.2 million.  The major use of cash was the seasonal increase in inventories and trade receivables.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season.  Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $1.9 million for the nine months ended September 30, 2002 and the Company expects to spend approximately $1.6 million during the remainder of 2002.  The Company does not have significant long term capital commitments.  Capital expenditures relate primarily to investment in information technology, relocation of certain Rauch Christmas ball manufacturing activities from the Company’s Chester, SC facility to its primary manufacturing location in Gastonia, NC, and machinery, equipment, tools and dies for the Company’s manufacturing and distribution facilities.

The Company has a Senior Revolving Credit Facility (the “Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998,  March 26, 2001, August 13, 2001, March 22, 2002 and November 12, 2002) which provides for $95 million of borrowings, including a $30 million sub-limit for the issuance of standby and commercial letters of credit. The obligations of the Company under the Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. Borrowings made under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. On March 22, 2002, the term of the Facility was extended for an additional year and the facility now expires on April 15, 2003. On November 12, 2002, the Facility was reduced from $110 million to the current $95 million level, and the requirement for minimum earnings before income taxes, depreciation, amortization, and certain adjustments (“EBITDA”) for quarters ended subsequent to June 30, 2002 was waived.  Pursuant to the amended agreement, effective November 15, 2002, the Company must maintain minimum availability of $20 million, except from January 31, 2003 to March 31, 2003 when a minimum availability of $25 million is required. The amended Facility limits capital spending to $3.8 million for the year ended December 31, 2002. The Company is in compliance with the covenants, as amended, as of September 30, 2002.  Availability under the Revolving Credit Facility, net of outstanding letters of credit, was $48.7 million at September 30, 2002, resulting in additional borrowing capacity of $37.5 million, net of the $11.2 million minimum excess availability requirement in effect at September 30, 2002.

The Company has a $10 million promissory note secured by certain real property and building improvements located in Mira Loma, California.  The note bears interest at a rate of 7.42% and is to be repaid in monthly installments until May, 2011 when a final payment of $8.1 million is due. At September 30, 2002 the balance outstanding was $9.8 million.

On April 30, 2002, the Company renewed its Wallace International de Puerto Rico, Inc. $1.0 million credit facility.  The renewed facility expires on March 15, 2003 and its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 100 basis points. Availability under the facility was $0.2 million at September 30, 2002.

On October, 2, 2002, the £250 overdraft facility of the Company’s C. J. Vander Ltd. subsidiary was terminated. Operations of the subsidiary are now supported by the Company’s Senior Revolving Credit Facility.

At September 30, 2002, the Company also had debt financing of $145.3 million of 11% Senior Notes (the “Notes”) which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Notes are redeemable in whole or in part, at the Company’s option. In January, 2002, the Company, through a wholly-owned subsidiary, purchased an aggregate of $2.5 million of its outstanding Notes on the open market resulting in a pre-tax gain of $1.2 million. The Company may from time to time in the future purchase material amounts of additional Notes on the open market or in privately negotiated transactions. Such purchases are currently restricted by the terms of the Revolving Credit Facility, as amended, and such purchases would be subject to obtaining prior approval from the Company’s lenders.

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

Significant Accounting Policies

The Company’s management is required to make estimates and assumptions in order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America.  While actual results could differ from these estimates and assumptions, the Company does not believe that such differences would have a material effect on its results of operations or financial position. The Company’s significant accounting policies are included in Note 1 of the Notes to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2001. The most significant accounting policies or estimates that underlie the preparation of the consolidated financial statements are the revenue recognition and depreciation policies and estimates of useful lives of assets, in addition to the judgments used to review long-lived assets, including goodwill and other intangible assets, for impairment.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.” One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company adopted SFAS No.145, as recommended, in the quarter ended September 30, 2002. Accordingly, the January 2002 purchase by the Company of $2.5 million of its outstanding 11% Senior Notes on the open market, previously reported as resulting in an extraordinary gain of $.7 million net of $.5 million in income taxes, has been reclassified and reported as $1.2 million of other operating income.

In June 2002, the FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company also has fixed debt financing of $145.3 million of 11% Senior Notes due April 15, 2007 that had a current market value of $81.4 million at September 30, 2002 based upon recent private market trades.  There is inherent roll-over risk as these borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

ITEM 4.  Controls and Procedures

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required in reports filed with or submitted to the SEC. Robert Meers, our President and Chief Executive Officer, and Gregory W. Hunt, our Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Meers and Hunt concluded that, as of the date of their evaluation, the Company’s disclosure controls were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.

PART II-OTHER INFORMATION

ITEM 5. Other Information

The Company’s President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. Exhibits And Reports On Form 8-K

(a)	Exhibits:

	EX-10.1	Amendment No. 8 and Waiver dated as of November 12, 2002, to Loan and Security Agreement, dated as of April 16, 1997.

	Ex-99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Ex-99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K during the nine months ended September 30, 2002.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: November 14, 2002
/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and Treasurer

SYRATECH CORPORATION

CERTIFICATIONS PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert Meers, President and Chief Executive Officer of Syratech Corporation, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Syratech Corporation;

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) and 15(d)) for the registrant and have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert Meers
Robert Meers, President and Chief Executive Officer

CERTIFICATION

I, Gregory W. Hunt, Senior Vice President, Chief Financial Officer and Treasurer of Syratech Corporation, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Syratech Corporation;

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) and 15(d)) for the registrant and have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and Treasurer