Form 10-K
period 2002-12-31
SYRATECH CORP
filed 2003-03-31
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐  NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  YES  ☐  NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of voting stock held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists. Number of the registrant’s Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 2003  3,784,018.

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

PART I

ITEM 1.  BUSINESS

Overview

Syratech Corporation (the “Company”) designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products for home entertaining and decoration. The Company is one of the leading domestic manufacturers and marketers of sterling silver flatware and sterling silver and silver-plated hollowware. The Company also offers a number of other complementary tabletop and giftware items, including stainless steel flatware, picture frames, photo albums, photo storage, candles, glassware, crystal, and ceramics. Tabletop and giftware products generated approximately 70% of net sales for the year ended December 31, 2002. The Company is also a leading domestic manufacturer and marketer of seasonal products including Christmas ornaments, as well as a distributor of Christmas trim, lighting and tree skirts. Seasonal products generated approximately 30% of net sales for the year ended December 31, 2002.

The Company has positioned itself as a single-source supplier to retailers by offering a wide assortment of products across multiple price points through its “good-better-best” strategy. This strategy enables the Company to sell its products through a broad array of distribution channels, including retail specialty stores, department stores, specialty mail order catalogue companies, mass market merchandisers,  warehouse clubs, premium and incentive marketers, drug store chains, supermarkets and home centers. The Company markets its products under numerous and well-recognized tradenames including the Towle Silversmiths®, Wallace Silversmiths®, International Silver Company®, and Rochard® tradenames which are used in connection with the sale of tabletop and giftware items, and the Rauch® and Silvestri® tradenames which are used in connection with the sale of Christmas and other seasonal merchandise.

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

	Year Ended December 31,
($ Thousands)	2002	2001	2000
Tabletop and Giftware	$177,052	$187,833	$220,255
Seasonal	75,408	79,398	129,366
Total	$252,460	$267,231	$349,621

The decline in seasonal sales during 2001 compared with 2000 includes the effect of the following change.  Seasonal sales for the year ended December 31, 2000 included $54,730 of sales to a specialty retail/licensing organization.  In 2001 the Company entered into a direct sourcing agency arrangement with the specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold and distributed its licensed products. Under this arrangement the Company’s sales and royalty expenses to this organization were eliminated and purchasing commissions are earned. This sourcing arrangement was discontinued at the end of 2002 except for the processing of existing orders. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s products are sold through multiple distribution channels. Customers in each distribution channel purchase a wide range of the Company’s products and may purchase on a single purchase order Tabletop, Giftware or Seasonal products.

A significant portion of the Company’s products are sourced overseas. The Company’s product development personnel work closely on design with third party vendors located primarily in the Asia Pacific Rim from whom most of these products are imported. A full-time quality assurance staff based in Hong Kong and mainland China inspect products against the Company’s quality and design standards and facilitates timely deliveries.  This function is also not performed by product or product lines and is therefore not reasonably allocable by product category.

The Company’s products include those shown below; all of which are marketed under one of the Company’s many well-recognized tradenames as follows:

Tabletop and Giftware

Sterling Silver and Silver-plated Flatware and Hollowware. The Company designs, markets and distributes a variety of products in these categories, including flatware, serving pieces, cosmetic accessories and hollowware, such as candlesticks, casseroles and coffee and tea services under the tradenames Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, C.J. Vander™ and Tuttle Sterling®. A majority of the Company’s products in this category are manufactured at the Company’s plants in Puerto Rico and Massachusetts. These products are sold primarily to specialty stores, including jewelry stores and gift stores, and department stores and are generally included in bridal registries.

Stainless Steel Flatware. The Company designs, markets and distributes several lines of stainless steel flatware ranging from premium mass-produced sets to high-end flatware place settings. The Company markets these products under tradenames such as Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, 1847 Rogers Bros.® and, under license agreements, the tradenames Cuisinart® and SpodeTM. The Company’s products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim. The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores and these products are also included in bridal registries.

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

Glassware, Crystal and Ceramics. The Company designs, markets and distributes several lines of glassware and crystal products, including beverageware, serveware and accessories, glass vases and candle lighting. The Company markets these products under the tradenames Towle Crystal®, International Silver Company®, Imperial Crystal®, and Elements. The Company also designs, markets and distributes a line of ceramic serveware. The Company’s products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution for these products include mass-market merchandisers, department stores, warehouse clubs and specialty stores.

Porcelain Boxes. The Company designs, markets and distributes a diverse range of high-end, hand-painted porcelain boxes under the Rochard™ and Limoges Imports™ tradenames which are manufactured by third-party vendors located primarily in France. The channels of distribution include specialty stores, including jewelry and department stores.

Other Tabletop and Giftware. The Company designs, markets and distributes a wide range of other tabletop and giftware products, including premium products such as picture frames and cosmetic accessories as “gift with purchase” items, lighting and candles including candle holders produced in glass, ceramic, metal, and other mediums, brassware, napkin rings and decorative clocks. The majority of the Company’s products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim.  The Company markets these products under certain of its tradenames including  International Silver Company®, Elements, and Potpourri Designs®. The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores.

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

The Company’s various sales and marketing efforts are supported from its principal office and showroom in East Boston, Massachusetts and, for certain of its products, from its offices and showrooms in Hong Kong. The Company maintains additional showrooms in New York, Los Angeles, Chicago, Atlanta and Dallas. The Company’s sales and marketing staff at December 31, 2002, consisted of approximately 145 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

On January 15, 2003, the Company sold its primary warehouse and distribution facility located in Mira Loma, CA.  Simultaneously with the sale of the property, the Company entered into an agreement to lease the facility back.  See Note 17 to the Consolidated Financial Statements. The agreement provides for gradual reductions in the square footage leased during its 66 month term. The Company also distributes Tabletop and Giftware products from its facility in East Boston MA. Other distribution centers owned and operated by the Company include facilities in Chester SC and Gastonia NC which serve as the primary distribution centers for its Rauch Christmas ornaments.

Retailing Customers

During 2002, 20 customers accounted for approximately 55.8% of the Company’s net sales.  Sales to one customer and its subsidiaries represented approximately 11.5% of the Company’s 2002 net sales.

2002 Channels of Distribution	Approximate % of 2002 Net Sales
Mass Market Merchandisers, Warehouse Clubs, Drug Stores and Supermarkets	52%
Department Stores	24%
Specialty Stores, Jewelry Stores, Specialty Catalog Companies, Premium and Incentive Marketers	24%

In order to better service its customers, the Company continues to update its software and invest in equipment.  The Company has the capability to allow its customers to transmit their orders electronically throughout the EDI system and receive electronic invoicing and shipping notices.

Manufacturing, Sourcing and Raw Materials

The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products for the Wallace, Towle, International and Tuttle lines, and provides manufacturing support to C. J. Vander Ltd. On March 21, 2003 the company sold C.J. Vander and its subsidiaries (See Notes 4 and 17 to the Consolidated Financial Statements). In connection with the sale, the Company has entered into an agreement to continue to supply them with manufactured flatware product. The Company also designs, produces and maintains the tools required for manufacturing sterling silver flatware.

The Company has maintained, in the aggregate, approximately six months of inventory. The Company has a silver fabrication operation in its Puerto Rico manufacturing plant. This process reduces the need for purchasing fabricated silver from outside vendors. The Company uses fabricated silver in its manufacturing operations. Fabricated sterling silver made from fine silver purchased by the Company may be readily obtainable from outside resources as well. The Company purchases fine silver in the spot market in quantities the Company believes are adequate to meet reasonably foreseeable consumer demand for its silver products. The Company does not engage in speculative purchases of fine silver. During the five-year period ended December 31, 2002, the closing price of silver as quoted by Handy & Harman Inc. has ranged from $4.06 per troy ounce to $7.31 per troy ounce. At March 14, 2003 the closing price was $4.56.

The Company manufactures silver-plated giftware and tabletop products, including hollowware, at its manufacturing and silver-plating facility in North Dighton, Massachusetts. This facility has stamping, processing, soldering, finishing, polishing, silver-plating and packaging capabilities necessary to turn unfinished metal into finished products.

The Company’s imported products originate as designs created by its internal design staff or by independent designers, in each case in conjunction with the Company’s product development and marketing staffs. Products based on these designs are manufactured to the Company’s specifications in various countries including Hong Kong, India, Korea, Taiwan, mainland China and Japan.

The Company continues to invest in capital equipment and process control efforts to improve efficiencies, reduce costs and enhance quality related to its Rauch manufactured Christmas ornament operations. At the end of  the fourth quarter of 2001, the Company began dismantling the manufacturing equipment at its Chester, SC facility and moved it to its primary manufacturing location in Gastonia, NC in order to improve productivity and reduce overhead costs. The consolidation activity was completed in June, 2002.  The Company maintains adequate warehousing and distribution facilities in Gastonia, NC and Chester, SC to service this business.  Adequate manufacturing capacity exists to meet anticipated growth and the non-union labor supply is adequate in both locations. The Christmas decoration manufacturing processes at Rauch Industries use three primary raw materials: (i) glass ornament blanks, (ii) cardboard, corrugated and polystyrene packaging materials, and (iii) silver and lacquers.  The Company has not experienced difficulty in obtaining raw materials or other supplies from its vendors and does not anticipate any such difficulty in the foreseeable future.  The Company imports certain ornament hangers, decorated glass balls, assorted tree and off-the-tree decorations and stockings, tree skirts and Santa Claus hats and shirts from China, India and Mexico.

In 2002, the Company purchased an aggregate of approximately $117 million of products from approximately 700 foreign manufacturers. No vendor accounted for 10% or more of such purchases in 2002. The Company does not have information on the financial condition of its major foreign vendors, which are primarily privately held, but is not aware of any unfavorable information related to their respective financial condition. Of the Company’s foreign purchases in 2002 approximately 89% were from vendors located in the Far East; approximately 7% were from vendors located in Europe, approximately 3% were from vendors located in India, and approximately 1% in the aggregate from vendors in other locations. The Company’s arrangements with its manufacturers are subject to the risks of doing business abroad, including risks associated with foreign currency and potential import restriction. The Company also is subject to risks associated with the availability of, and time required for, the transportation of products from foreign countries, including shipping losses or lost sales that may result from delays or interruptions in shipping. The Company does not believe that the loss of any single foreign supplier would have a material long-term adverse impact on the Company’s source of supply, as other suppliers with whom the Company does business would be able to increase production to fulfill the Company’s requirements.

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

Backlog and Warranty

Orders for the Company’s products are generally subject to cancellation until shipment. As a result, the Company’s backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic and weather conditions. As a result, comparison of backlog as of any date in a given year with backlog at the same date in a prior year is not necessarily indicative of sales trends. The Company had a backlog of approximately $16.8 million as of December 31, 2002, compared to approximately $22.4 million as of December 31, 2001. See “Seasonality.”  See Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company does not believe that backlog is necessarily indicative of the Company’s future results of operations or prospects.

The Company’s warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal retail industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company will routinely accept returns for imported products that are received late by the customer. The majority of the returned products are resold into the same distribution channel. During the three year period ended December 31, 2002, returns and allowances amounted to approximately 4.5% of sales.

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

Employees

As of December 31, 2002, the Company had approximately 1,172 employees. The Company believes that its overall relationship with its employees is good.

As of December 31, 2002, the Company’s employees located in the U.S. and Puerto Rico were not represented by labor unions.

On March 1, 2002, a union election was held at the Company’s California warehouse facility located in Mira Loma, California.  On March 11, 2002, the National Labor Relations Board (“NLRB”) issued a “Certification of a Representative” stating that the tally of ballots showed that a collective-bargaining representative had been selected and no timely objections had been filed. On March 12, 2003, the Company received notice from the NLRB that a Petition for Decertification (Removal of a Representative) was filed by an employee.  On April 17, 2003 the NLRB has scheduled a decertification vote.

ITEM 2.  Properties

The following table sets forth information with respect to the Company’s properties as of March 24, 2003:

LOCATION	TYPE OF FACILITY	APPROXIMATE SQUARE FOOTAGE	STATUS

East Boston, MA	Office/Showroom/Warehouse	292,000	Owned
North Dighton, MA	Office/Manufacturing/Warehouse	333,198	Leased
Mira Loma, CA	Warehouse/Distribution/Land	886,000	Leased
Los Angeles, CA	Showrooms	4,115	Leased
Commerce, CA	Office/Showroom	37,117	Leased
Crisfield, MD	Office/Warehouse/Retail	71,754	Owned
New York, NY	Showrooms	46,553	Leased
Atlanta, GA	Showrooms	18,707	Leased
Dallas, TX	Showrooms	8,568	Leased
Chicago, IL	Showroom	5,540	Leased
Chester, SC	Warehouse/Showroom	828,000	Owned
Gastonia, NC	Office/Manufacturing/Distribution	387,441	Owned
San German, PR	Manufacturing/Office	87,239	Leased
Hong Kong	Office/Showroom	4,791	Leased
China	Warehouse/Office	183,283	Leased

ITEM 3.  Legal Proceedings

The Company has been named as a defendant in certain legal actions arising from its normal business activities, including routine copyright and trademark litigation, which actions are considered normal in the businesses in which the Company is engaged.

ITEM 4.  Submission of Matters to A Vote of Security Holders

During the fourth quarter of 2002, no matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

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

ITEM 6.  Selected Financial Data

The following selected consolidated financial information as of December 31, 2002 through 1998 and for each of the years in the five-year period ended December 31, 2002 has been derived from the consolidated financial statements of the Company. The consolidated balance sheets of the Company as of December 31, 2002 and 2001 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, together with the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)

Net sales	$252,460	$267,231	$349,621	$298,578	$285,832
Cost of sales	196,434	197,436	253,261	215,420	210,412
Gross profit	56,026	69,795	96,360	83,158	75,420

Selling, general and administrative expenses	67,389	68,776	75,056	66,919	62,698
Asset dispositions, impairment of long-lived assets and restructuring costs	4,482	1,575	(532)	(15,552)	4,935
Other operating income	(1,852)	(9,201)	(8,145)	(3,358)	(5,662)
Operating income (loss) from continuing operations	(13,993)	8,645	29,981	35,149	13,449

Interest expense	(20,148)	(22,283)	(23,312)	(23,977)	(23,076)
Interest income	1	215	70	137	34

Income (loss) from continuing operations before provision (benefit) for income taxes	(34,140)	(13,423)	6,739	11,309	(9,593)

Provision (benefit) for income taxes	(11,418)	(3,726)	1,952	4,251	(2,690)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(22,722)	(9,697)	4,787	7,058	(6,903)

Discontinued operations :
Loss from operations of discontinued subsidiary	(1,360)	(1,771)	(2,870)	(1,869)	(1,169)
Loss on disposal of discontinued subsidiary	(5,305)	—	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(29,387)	(11,468)	1,917	5,189	(8,072)

Cumulative effect of change in accounting principle	(6,225)	—	—	—	—

Net income (loss)	(35,612)	(11,468)	1,917	5,189	(8,072)

Preferred stock dividend accrued	3,688	3,293	2,940	2,625	2,344

Net income (loss) applicable to common stockholders	$(39,300)	$(14,761)	$(1,023)	$2,564	$(10,416)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(6.00)	$(2.56)	$1.27	$1.87	$(1.82)
Loss from operations of discontinued subsidiary	(0.36)	(0.47)	(0.76)	(0.49)	(0.31)
Loss on disposal of discontinued subsidiary	(1.40)	—	—	—	—
Cumulative effect of change in accounting principle	(1.65)	—	—	—	—
Preferred stock dividend accrued	(0.98)	(0.87)	(0.78)	(0.70)	(0.62)
Net income (loss) per common share	$(10.39)	$(3.90)	$(0.27)	$0.68	$(2.75)

	December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
BALANCE SHEET DATA:

Working capital	$82,736	$112,707	$112,774	$126,426	$108,155
Total assets	202,746	237,371	301,090	266,517	285,220
Total debt	176,967	174,629	215,868	187,579	210,843
Stockholders’ equity	(24,060)	10,128	22,224	21,337	16,538
Book value per common share	(15.45)	(5.44)	(1.38)	(0.84)	(1.41)

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

Results of Operations

The following table sets forth certain financial data as a percentage of net sales of the Company for each of the years presented.

	Percentage of Net Sales Year Ended December 31,
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	77.8	73.9	72.4

Gross profit.	22.2	26.1	27.6
Selling, general and administrative expenses	26.7	25.7	21.5
Asset dispositions, impairment of long-lived assets and restructuring costs	1.8	0.6	(0.2)
Other operating income	(0.8)	(3.4)	(2.3)

Income (loss) from continuing operations	(5.5)	3.2	8.6
Interest expense, net	(8.0)	(8.3)	(6.7)
Interest income	—	0.1	—
Income (loss) from continuing operations before provision (benefit) for income taxes	(13.5)	(5.0)	1.9
Provision (benefit) for income taxes	(4.5)	(1.4)	0.5

Income (loss) from continuing operations	(9.0)%	(3.6)%	1.4%

Year ended December 31, 2002 compared to year ended December 31, 2001

Net sales decreased 5.5 % to $252.5 million for the year ended December 31, 2002 from $267.2 million for the year ended December 31, 2001 reflecting lower demand for certain of the Company’s giftware products partially offset by higher demand for stainless steel flatware. Changes in normal product prices did not materially impact net sales.

Gross profit decreased to $56.0 million for the year ended December 31, 2002 from $69.8 million for the year ended December 31, 2001. Gross profit as a percentage of sales was 22.2% for the year ended December 31, 2002 compared to 26.1% for the comparable 2001 period. The largest single component of the reduction in gross margin (approximately 3 percentage points) was a $7.4 million writedown of inventory values recorded in the fourth quarter resulting from the Company’s plan to reduce its leased square footage in its Mira Loma CA distribution facility and close its North Dighton MA distribution facility.  The Company adopted a plan of reducing and closing out certain products that were previously sold through normal programs and distribution channels to accomplish the reduction in distribution facilities and storage space.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $1.4 million to $67.4 million for the year ended December 31, 2002, as compared with $68.8 million for the comparable period ended December 31, 2001.  S, G & A expenses as a percentage of sales increased slightly to 26.7% for the year ended December 31, 2002, as compared with 25.7% for the comparable period ended December 31, 2001, primarily as result of the reduction in sales volume.

During 2002, the Company initiated restructuring programs focused on reducing its overall cost structure by eliminating excess capacity in its distribution, manufacturing, showroom and sourcing facilities as well as reductions in headcount and expense commitments. Restructuring charges in 2002 are comprised of facility exit costs, employee separation payments, and the early termination of certain equipment lease and other commitments.  In the fourth quarter of 2002, due to excess capacity, the Company began executing a plan to remove from service portions of its leased space in its North Dighton MA manufacturing and distribution facility. The distribution operations were re-located to the Company’s Mira Loma CA warehouse during the first quarter of 2003, and the  reduction in distribution and manufacturing space in North Dighton is planned to be completed by May 30, 2003. A charge of $2.1 million was recorded to recognize the future costs associated with the unused space and related asset impairments. The Company has also recorded a charge of $1.0 million related to abandonment of certain equipment leases, the exit of two of its showrooms, and contract cancellation costs. In connection with the restructuring, the Company recorded employee separation payments of $1.4 million.

In 2001, the Company recorded an asset impairment of $1.6 million relating to excess equipment primarily relating to the consolidation of its Rauch manufacturing operations. The relocation of the equipment was completed in June 2002.

Income from operations for 2002 also included other operating income of $1.9 million due to a gain on debt extinguishment related to the purchase of $3.9 million of its Senior Notes on the open market.

Interest expense was $20.1 million for the year ended December 31, 2002, compared to $22.3 million in the same period of 2001. This decrease reflects the decline in the bank’s prime lending rate, decreased borrowings under the Company’s revolving credit facility and the reduced amount of 11% Senior Notes outstanding.

The benefit for income taxes was $11.4 million for the year ended December 31, 2002 compared to $3.7 million for the year ended December 31, 2001. The effective income tax rate increased to 33.4% in 2002 from 27.8% in 2001 primarily due to a change in the mix of foreign taxable income and domestic tax losses.

Net loss applicable to common stockholders for the years ended December 31, 2002 and 2001 was $39.3 million and $14.8 million, respectively, or $10.39 and $3.90, respectively, per basic and diluted share, on adjusted weighted-average shares of 3,784,018 in both periods.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales, on a comparable basis (excluding sales to a specialty retail/licensing organization in 2000), decreased 9.4 % to $267.2 million for the year ended December 31, 2001 from $294.9 million for the year ended December 31, 2000 reflecting the generally weak retail environment. The 2001 net sales of $267.2 million represented a 23.6% decrease from total net sales of $349.6 million for the year ended December 31, 2000. Net sales for the year ended December 31, 2000 included $54.7 million of sales to the specialty retail/licensing organization. In 2001 the Company entered into a direct sourcing agency arrangement with the specialty retail/licensing organization, replacing an arrangement in which the Company had previously sold and distributed its licensed products. Under the new arrangement the Company’s sales and royalty expenses to this organization are eliminated and purchasing commissions are earned. Changes in normal product prices did not materially impact net sales.

Gross profit decreased to $69.8 million for the year ended December 31, 2001 from $96.4 million for the year ended December 31, 2000. Gross profit as a percentage of sales was 26.1% for the year ended December 31, 2001 compared to 27.6% for the comparable 2000 period. The 1.5 percentage point decrease reflects additional provisions for obsolete and slow moving inventory totaling approximately $5.9 million related to certain discontinued products at its Rauch Christmas ornament manufacturing operation, and to the decision to cease manufacturing certain cutlery products in favor of sourcing them, as well as additional provisions related to other tabletop and giftware products. The decrease in the gross profit percentage also reflects a favorable mix of the product sold, offset by lower absorption of distribution and manufacturing costs compared with the prior year period.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $6.3 million to $68.8 million for the year ended December 31, 2001, as compared with $75.1 million for the comparable period ended December 31, 2000. During the fourth quarter of 2001, the Company provided approximately $1.2 million related to termination benefits and contractual obligations for certain executives. The overall decrease is primarily due to reduced royalty expenses and spending cuts initiated to address the lower sales volume.

Income from operations was $8.6 million and $30.0 million for the years ended December 31, 2001 and 2000, respectively. During the fourth quarter of 2001, the Company recorded an asset impairment of $1.6 million relating to excess equipment in its Rauch Christmas ball manufacturing operations. Rauch moved its Christmas ball manufacturing operations from its Chester SC facility to its primary location in Gastonia NC as planned during the fourth quarter of 2001. The relocation was completed in June 2002. Income from operations also included other operating income of $9.2 million comprised of Farberware licensing fees of $1.5 million and a one-time gain of $7.2 million related to the sale of all of the Company’s interest in the Farberware intellectual property. In 2002, the Company no longer derives licensing fees related to Farberware. Also included is a $.5 million gain on debt extinguishment related to the purchase of $0.7 million of its Senior Notes on the open market.

Interest expense was $22.3 million for the year ended December 31, 2001, compared to $23.3 million in the same period of 2000. This decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding, and decreased borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $3.7 million for the year ended December 31, 2001 compared to a provision of $2.0 million for the year ended December 31, 2000. The effective income tax rate was 27.8% in 2001 down slightly from 29.0% in 2000.

Net loss applicable to common stockholders for the years ended December 31, 2001 and 2000 was $14.8 million and $1.0 million, respectively, or $3.90 and $0.27, respectively, per basic and diluted share, on adjusted weighted-average shares of 3,784,018 in both periods.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2002 was $3.7 million as compared with cash of $50.5 million provided by operations for the year ended December 31, 2001.  The decrease in operating cash flows reflects the $13.8 million decrease in gross margin in 2002 compared with 2001.  Also, 2001 operating cash flows benefited from a significant one-time reduction in trade receivables due to the elimination of sales to a specialty retail/licensing organization as noted above and proceeds from the sale of the Company’s interest in the Farberware intellectual property.

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

Capital expenditures were approximately $2.7 million for the year ended December 31, 2002. These expenditures relate primarily to investment in information technology, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities.

The Company has a Senior Revolving Credit Facility (the “Revolving Credit Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001, August 13, 2001, March 22, 2002, November 12, 2002, December 18, 2002 and March 20, 2003). The obligations of the Company under the  Revolving Credit Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. The Revolving Credit Facility as amended, provides for borrowings of up to $86,400 with borrowing capacity related to inventory limited to a maximum of $55 million. The Revolving Credit Facility expires on April 15, 2004. The December 18, 2002 amendment provides for repurchases of the Company’s 11% Senior Notes due 2007 (the “Senior Notes”) subject to approval of each transaction by the administrative agent for the lenders. The Company had no covenants for compliance with minimum levels of earnings before income taxes, depreciation, amortization and certain adjustments (“EBITDA”), as defined, at December 31, 2002 as a result of a waiver obtained in conjunction with the November 12, 2002 amendment. The Company must maintain minimum EBITDA (i) for the period of one Fiscal Quarter ending March 31, 2003, of negative $5.6 million, (ii) for the period of two consecutive Fiscal Quarters ending June 30, 2003, of negative $9.9 million, (iii) for the period of three consecutive Fiscal Quarters ending September 30, 2003, of $5 million, and (iv) for the period of four consecutive Fiscal Quarters ending December 31, 2003 and on the last day of each Fiscal Quarter thereafter of $15 million. Borrowings made under the  Revolving Credit Facility, other than for repurchases of Senior Notes, bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points.

Borrowings made under the  Revolving Credit Facility for the repurchase of Senior Notes bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 500 basis points or the Prime Rate plus 225 basis points. As amended, the Company must maintain minimum borrowing availability of $10 million until October 15, 2003, $11.25 million on October 16, 2003 increasing gradually to $20 million for the period from December 3, 2003 through January 2004, $25 million during February and March of 2004 and $10 million thereafter.

On March 20, 2003 the  Revolving Credit Facility was amended to consent to the sale of C. J. Vander Ltd and its subsidiaries. See Notes 8 and 17 to the Consolidated Financial Statements. At December 31, 2002, there was $23.2 million outstanding under the  Revolving Credit Facility and of these borrowings, $23.2 million were at the Prime Rate plus 100 basis points. The Company is in compliance with the covenants, as amended, as of December 31, 2002. Availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum availability requirements, was $35.1 million at December 31, 2002.

At December 31, 2002, the Company also had debt financing with third parties of $143.9 million of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries (“Guarantor Subsidiaries”) but not of its foreign subsidiaries. Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option, after April 15, 2002. During 2002 the Company, purchased an aggregate $3.9 million of its Senior Notes on the open market resulting in a pre-tax gain of $1.9 million.

Subsequent to year end and through March 31, 2003, the Company, purchased an additional $24.4 million of its outstanding Senior Notes in the open market, resulting in a pre-tax gain of approximately $9.0 million which will be recorded in the first quarter of 2003.  The Company may from time to time in the future purchase material amounts of additional Senior Notes on the open market or in privately negotiated transactions. Such purchases would be subject to obtaining prior approval from the Company’s lenders.

On April 2, 2001, the Company executed a $10 million promissory note secured by certain real property and building improvements located in Mira Loma, California.  The note bears interest at a rate of 7.42% and was to be repaid in monthly installments until May, 2011 when a final payment of $8.1 million was due.  At December 31, 2002, the balance outstanding on the note was $9.8 million.  On January 15, 2003, the Company was relieved of all of its obligations under the note upon the sale of its Mira Loma CA warehouse and distribution facility. The purchase price of $26.8 million was partially paid by the Buyer’s assumption of the $9.8 of indebtedness related to the Property and the remainder was paid in cash. See Note 17 to the accompanying consolidated financial statements.

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

The Company believes that borrowings available under the Revolving Credit Facility, as amended, will be sufficient to finance the Company’s working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $143.9 million Notes and under its operating leases) and fund planned capital expenditures through December 31, 2003.

Contractual Obligations

The following table presents contractual obligations as of December 31, 2002.

($ Millions)	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$19.5	$5.5	$8.2	$5.0	$0.8
Purchase commitments	7.0	3.1	3.1	0.8	—
Senior Notes	143.9	—	—	143.9	—
Note payable on Mira Loma CA property(1)	9.8	0.1	0.4	0.4	8.9

Total	$180.2	$8.7	$11.7	$150.1	$9.7

(1) On January 15, 2003 the Note payable on the Mira Loma property was assumed by a third party buyer in connection with its sale.  See Note 17 to the Consolidated Financial statements.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or Eurodollar rate. The effect of a 10% change in the prime or the Eurodollar rate would not have a material impact on the Company’s financial results.  The Company also has fixed debt financing of $143.9 million of 11% Senior Notes due April 15, 2007 that had a fair value of $83.5 million as of December 31, 2002 based upon recent private market trades.  There is inherent rollover risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

The Company transacts sales and purchases primarily in U.S. dollars and maintains minimum cash balances denominated in foreign currencies.  The Company does not enter into foreign currency hedge transactions. Through December 31, 2002, foreign currency fluctuations have not had a material impact on the Company’s consolidated financial position or results of operations or cash flows in any one year and the Company does not believe that its exposure to foreign currency rate fluctuations is material.

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Syratech Corporation:

We have audited the accompanying consolidated balance sheets of Syratech Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syratech Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets to conform to the provisions of SFAS No. 142. Also as discussed in Note 2, the 2001 and 2000 consolidated financial statements were restated due to the adoption of SFAS No. 145.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 28, 2003

SYRATECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and equivalents	$1,399	$4,602
Accounts receivable, net	51,582	56,638
Inventories	58,198	71,750
Deferred income taxes	20,649	17,848
Prepaid expenses and other	2,627	2,611
Assets held for sale	3,395	7,240
Total current assets	137,850	160,689

Property, plant and equipment, net	59,742	65,740
Purchase price in excess of net assets acquired, net	—	6,225
Other assets, net	5,154	4,717
Total	$202,746	$237,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$23,383	$16,995
Accounts payable	8,107	10,538
Accrued expenses	11,887	7,957
Accrued interest	3,586	4,359
Accrued compensation	3,529	4,181
Accrued advertising	3,945	3,263
Income taxes payable	32	129
Liabilities held for sale	645	560
Total current liabilities	55,114	47,982

Long - term debt	153,584	157,634
Deferred income taxes	15,434	18,818
Pension liability	2,674	2,809
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, includes accrued and unpaid dividends of $16,419 and $12,731 in 2002 and 2001, respectively)	34,419	30,731
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(58,392)	(19,092)
Accumulated other comprehensive loss	(125)	(1,549)
Total stockholders’ equity	(24,060)	10,128
Total	$202,746	$237,371

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2002	2001	2000

Net sales	$252,460	$267,231	$349,621
Cost of sales	196,434	197,436	253,261

Gross profit	56,026	69,795	96,360

Selling, general and administrative expenses	67,389	68,776	75,056
Asset dispositions, impairment of long-lived assets and restructuring costs	4,482	1,575	(532)
Other operating income	(1,852)	(9,201)	(8,145)

Operating income (loss) from continuing operations	(13,993)	8,645	29,981

Interest expense	(20,148)	(22,283)	(23,312)
Interest income	1	215	70

Income (loss) from continuing operations before provision (benefit) for income taxes	(34,140)	(13,423)	6,739

Provision (benefit) for income taxes	(11,418)	(3,726)	1,952

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(22,722)	(9,697)	4,787

Discontinued Operations:
Loss from operations of discontinued subsidiaries	(1,360)	(1,771)	(2,870)
Loss on disposal of discontinued subsidiary	(5,305)	—	—

Net income (loss) before cumulative effect of a change in accounting principle	(29,387)	(11,468)	1,917

Cumulative effect of change in accounting principle	(6,225)

Net income (loss)	(35,612)	(11,468)	1,917

Preferred stock dividend accrued	3,688	3,293	2,940

Net (loss) applicable to common stockholders	$(39,300)	$(14,761)	$(1,023)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(6.00)	$(2.56)	$1.27
Loss from operations of discontinued subsidiaries	(0.36)	(0.47)	(0.76)
Loss on disposal of discontinued subsidiary	(1.40)	—	—
Cumulative effect of change in accounting principle	(1.65)	—	—
Preferred stock dividends accrued	(0.98)	(0.87)	(0.78)
Net (loss) per common share	$(10.39)	$(3.90)	$(0.27)

Weighted-average number of shares outstanding	3,784	3,784	3,784

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
(in thousands, except for share data)

	Common Stock		Cumulative Redeemable Preferred Stock		Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount	Shares	Amount

Balance, January 1, 2000	3,784,018	$38	18,000	$24,498	$(3,308)	$109	$21,337
Accrued preferred stock dividend				2,940	(2,940)		—
Comprehensive income:
Translation adjustment						(695)	(695)
Minimum pension adjustment						(335)	(335)
Net income					1,917		1,917
Total comprehensive income							887
Balance, December 31, 2000	3,784,018	38	18,000	27,438	(4,331)	(921)	22,224
Accrued preferred stock dividend				3,293	(3,293)		—
Comprehensive loss:
Translation adjustment						(245)	(245)
Minimum pension adjustment						(383)	(383)
Net loss					(11,468)		(11,468)
Total comprehensive loss							(12,096)
Balance, December 31, 2001	3,784,018	38	18,000	30,731	(19,092)	(1,549)	$10,128

Accrued preferred stock dividend				3,688	(3,688)		—
Comprehensive loss:
Translation adjustment						750	750
Pension adjustments						674	674
Net loss					(35,612)		(35,612)
Total comprehensive loss							(34,188)
Balance, December 31, 2002	3,784,018	$38	18,000	$34,419	$(58,392)	$(125)	$(24,060)

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(35,612)	$(11,468)	$1,917
Less net loss from discontinued operations	1,360	1,771	2,870
Loss on disposal of discontinued subsidiary	5,305
Less effect of accounting change	6,225
Income (loss) from continuing operations	(22,722)	(9,697)	4,787

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,801	9,823	8,433
Deferred income taxes	(6,185)	(5,421)	(93)
Pension liability	(135)	241	(106)
Impairment of long-lived assets		1,575
Gain on extinguishment of debt before income taxes	(1,852)	(459)	(6,163)
(Gain) loss on disposal of assets and other	586	81	(17)
Changes in assets and liabilities:
Accounts receivable	5,056	45,360	(34,606)
Inventories	13,552	16,088	1,026
Prepaid expenses and other	(16)	598	(515)
Accounts payable and accrued expenses	757	(7,635)	4,976
Income taxes payable	(97)	(160)	(927)
Net cash provided by (used in) operating activities from continuing operations	(1,255)	50,394	(23,205)
Net cash provided by (used in) operating activities from discontinued operations	(2,488)	63	(1,452)
Net cash provided by (used in) operating activities	(3,743)	50,457	(24,657)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,711)	(6,242)	(7,826)
Proceeds from disposal of assets		191	186
Other	72	(65)	(105)
Net cash provided by (used in) investing activities from continuing operations	(2,639)	(6,116)	(7,745)
Net cash provided by (used in) investing activities from discontinued operations	(16)	(8)	(1)
Net cash provided by (used in) investing activities	(2,655)	(6,124)	(7,746)

Cash flows from financing activities:
Change in revolving loan facilities	6,378	(50,462)	44,739
Retirement of outstanding senior notes	(1,959)	(227)	(9,793)
Proceeds from long-term debt		10,000
Repayments of long-term debt	(140)	(73)
Other	(1,708)	(948)	(5)
Net cash provided by (used in) financing activities from continuing operations	2,571	(41,710)	34,941
Net cash provided by (used in) financing activities from discontinued operations			(90)
Net cash provided by (used in) financing activities	2,571	(41,710)	34,851

Effect of exchange rate changes on cash and equivalents	624	(564)	(919)

Net increase (decrease) in cash and equivalents	(3,203)	2,059	1,529

Cash and equivalents, beginning of year	4,602	2,543	1,014

Cash and equivalents, end of year	$1,399	$4,602	$2,543

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

Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Syratech Corporation and its subsidiaries (the “Company”),  Wallace International Silversmiths, Inc. and its subsidiaries (“Wallace”), Leonard Florence Associates, Inc. (“LFA”), Towle Manufacturing Company and its subsidiaries (“Towle”), Rochard, Inc. (“Rochard”), Rauch Industries, Inc. and its subsidiaries (“Rauch”), Silvestri Inc. (“Silvestri”), and Syratech (H.K.) Ltd. and its subsidiaries (“Syratech H.K.”). All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

Revenue is recognized when significant risks and rewards of ownership are transferred to the buyer, costs can be measured reliably and receipt of the future economic benefits is probable, typically when goods are shipped to customers. Additionally, the Company records an allowance for estimated returns, in compliance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” The Company provides allowances for estimated doubtful accounts and sales returns based on historical experience and evaluation of specific accounts. Such allowances were comprised of the following:

	December 31,
	2002	2001

Sales returns and allowances	$7,985	$9,586
Doubtful accounts	2,132	2,393
	$10,117	$11,979

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

Customers

Substantially all customers are retailers. Customers in one geographic area do not constitute a significant portion of sales.  Sales to one customer represented 11.5%, 12.0% and 12.2% of 2002, 2001 and 2000 consolidated net sales, respectively. At December 31, 2002, one customer represented 18.3% of net accounts receivable and another customer represented 13.8% of net accounts receivable.  At December 31, 2001, one customer represented 16.9% of net accounts receivable and another customer represented 11.1% of net accounts receivable.

Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with a remaining maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method.  See Note 5.

Property, Plant and Equipment

Purchased property, plant and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease term. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets and over the terms, if shorter, of the related leases, as follows:

Years
Buildings and improvements	2 to 40
Tools and dies	2 to 50
Machinery and equipment	3 to 10
Other	3 to 10

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted as of January 1, 2002.  SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also redefined qualifying discontinued operations. Adoption of SFAS No. 144 had no impact on previously recorded amounts. As of December 31, 2002, management believes that there has not been any significant impairment of the Company’s long-lived assets.

Other Assets

Other assets include deferred financing costs, the intangible asset related to its pension plan and deposits. Deferred financing costs are being amortized using the interest method over the terms of the related debt.  The following table presents the balances of deferred financing costs at December 31, 2002 and 2001.

	2002	2001

Deferred Financing Costs	$11,719	$10,889

Accumulated amortization	7,362	6,432

Net	$4,357	$4,457

Advertising Costs

Advertising costs are charged to operations when incurred. These costs are recorded in selling, general and administrative expenses and totaled $ 3,855, $3,684 and $4,440 in the years ended December 31, 2002, 2001 and 2000, respectively.

Financial Instruments

The carrying values of cash and equivalents, accounts receivable, accounts payable and borrowings under revolving credit facilities approximate fair value due to the short-term nature of these instruments. At December 31, 2002, the Company had debt financing of $143,946 of 11% Senior Notes (the “Senior Notes”). The fair value of the Senior Notes (Note 8) was estimated to be $83,489 as of December 31, 2002, based upon recent private market trades.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflect the impact of potential common shares from options and warrants, using the treasury stock method. There were no potential common shares in 2002, 2001 or 2000.

Comprehensive Income / (Loss)

Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, and pension adjustments related to recording the minimum pension liability and maximum intangible asset. Accumulated other comprehensive income by component is as follows:

	December 31,
	2002	2002
Translation adjustment	$(81)	$(831)

Minimum pension adjustment	(44)	(718)

Total accumulated other comprehensive income	$(125)	$(1,549)

Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Cash Flow Information

Supplemental cash flow information is as follows:

Cash paid during the year for:

	2002	2001	2000

Interest	$19,760	$20,619	$22,941

Income taxes	$2,639	$1,902	$2,190

2.  New Accounting Pronouncements

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as described in Note 6, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as described in Note 1, and SFAS No. 145, “Recession of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, as discussed below.

SFAS No. 145 generally requires gains and losses from the extinguishment of debt to be recorded as part of operating activities. Prior to the adoption of SFAS No. 145, gains and losses from the extinguishment of debt were reported as an extraordinary item, net of tax.  SFAS No. 145 was adopted in 2002 and resulted in the restatement of certain amounts reported as an extraordinary item, net of taxes in 2001 and 2000. The following sets forth the changes to previously presented amounts:

	As originally presented		As Restated
	2001	2000	2001	2000
Other operating income	$8,742	$1,982	$9,201	$8,145

Provision (benefit) for income taxes	$(3,914)	$(575)	$(3,726)	1,952

Extraordinary item, net of taxes	$271	$3,636	$—	$—

3.  Asset Dispositions, Impairment of Long-Lived Assets and Restructuring Costs

During 2002, the Company initiated restructuring programs focused on reducing its overall cost structure by eliminating excess capacity in its distribution, manufacturing, showroom and sourcing facilities as well as reductions in headcount and expense commitments. Restructuring charges in 2002 are comprised of facility exit costs, employee separation payments, and the elimination of certain equipment lease and other commitments.  In the fourth quarter of 2002, due to excess capacity, the Company began executing a plan to remove from service  portions of its leased space in its North Dighton MA manufacturing and distribution facility. The distribution operations were re-located to the Company’s Mira Loma CA warehouse during the first quarter of 2003, and the  reduction in distribution and manufacturing space in North Dighton is planned to be completed by May 30, 2003. A charge of $2,054 was recorded to recognize the future costs associated with the unused space and related asset impairments. In addition, the company has initiated a plan to reduce its Mira Loma CA warehouse space from approximately 886,000 square feet to approximately 644,000 square feet and established an aggressive program of inventory reduction to accomplish the space reduction.  As a result, the Company recorded a charge of $7,447 in the fourth quarter of 2002 to reduce inventory carrying values for anticipated losses resulting from the planned inventory reductions (See Note 17).  Previously, the Company sold these goods through its normal programs and channels.  This charge is included in cost of sales. The Company has also recorded a charge of $1,010 related to the early termination of certain equipment leases, the exit of two of its showrooms, and contract cancellation costs. In connection with the restructuring, the Company recorded employee separation payments of $1,418, of which $1,128 is unpaid at December 31, 2002.

During the fourth quarter of 2001, the Company recorded an asset impairment of $1,575 relating to excess equipment primarily relating to the consolidation of its Rauch manufacturing operations. At the end of  the fourth quarter of 2001, Rauch began dismantling the manufacturing equipment at its Chester, SC facility and moved it to its primary manufacturing location in Gastonia, NC where it displaced certain older equipment which is no longer used. The relocation of the equipment was completed in June 2002.

In November 1999 the Company sold its primary east coast distribution facility. In connection with the disposition of the facility, the Company recorded separation benefits of approximately $532 for 42 hourly employees and three salaried employees, all of which was accrued at December 31, 1999. During 2000 the separation benefits were not required and the $532 accrual was reversed in the fourth quarter with a corresponding benefit recorded in the statement of operations.

4. Discontinued Operations

In December 2002 the Company formalized its decision to offer for sale its indirect wholly owned subsidiary, C.J. Vander Ltd. and its subsidiaries.  The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”)” as of January 1, 2002. Accordingly, results of this operation have been classified as discontinued and prior periods have been restated. In connection with the sale, consummated on March 21, 2003 (See Note 17), the Company incurred a one-time charge of $5,305 to reduce this business to fair value less costs to sell. In December 2002, the Company also recognized a pre-tax loss of $821 from discontinued operations ($533, net of a $288 tax benefit) related to worker’s compensation expense of its former subsidiary Syroco, Inc. which was sold in 1995. The Company does not expect any material losses in the future related to Syroco, Inc.

Net sales and net loss from discontinued operations are as follows:

	2002	2001	2000

Net sales	$7,564	$7,711	$6,977

Pre-tax loss from discontinued operations	$1,648	$1,771	$2,870
Pre-tax loss on disposal of business segment	5,305	—	—
Income tax benefit	(288)	—	—
Net loss from discontinued operations	$6,665	$1,771	$2,870

Assets and liabilities of the discontinued operation are as follows:

	2002	2001

Current assets	$3,395	$4,785
Property plant and equipment	—	2,455
Current liabilities	(645)	(560)
Net assets of discontinued operation	$2,750	$6,680

5.  Inventories

Inventories by major classification are as follows:

	December 31,
	2002	2001

Raw materials	$7,993	$7,362
Work-in-process	2,219	3,345
Finished goods	47,986	61,043

Total	$58,198	$71,750

6.  Goodwill

The Company adopted SFAS No. 142  “Goodwill and Other Intangible  Assets” as required in fiscal 2002. The implementation of SFAS 142 resulted in the Company recording a one-time, non-cash, goodwill impairment charge of $6,225 as of January 1, 2002. The impairment results from a change in the criteria for the measurement of impairments from an undiscounted to a discounted cash flow method. This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but had no impact on cash flows. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company recorded approximately $341 of goodwill amortization in 2001 and $242 in 2000. Under SFAS 142 goodwill amortization was not recorded during 2002. The Company has not recorded any other specifically identified intangible assets for its intellectual property which includes copyrights and trademarks.

	2002	2001	2000
Reported income (loss) before cumulative effect of a change in accounting principle	$(22,722)	$(9,697)	$4,787
Add back: Goodwill amortization		341	242
Adjusted income (loss) before cumulative effect of a change in accounting principle	$(22,722)	$(9,356)	$5,029

Basic and diluted income (loss) per share:
Reported income (loss) before cumulative effect of a change in accounting principle	$(6.00)	$(2.56)	$1.27
Add back: Goodwill amortization	—	0.09	0.06
Adjusted income (loss) before cumulative effect of a change in accounting principle	$(6.00)	$(2.47)	$1.33

7.  Property, Plant and Equipment

Property, plant and equipment was comprised of the following:

	December 31,
	2002	2001

Land and improvements	$6,359	$6,359
Buildings and improvements	51,219	51,670
Tools and dies	18,652	18,746
Machinery and equipment	36,382	36,459
Other	4,210	4,076
Construction in progress	474	2,558

Total	117,296	119,868
Less accumulated depreciation	(57,554)	(54,128)

Net	$59,742	$65,740

Capitalized interest is not material to the Company’s consolidated financial statements in any year presented.

Commitments for the purchase of property, plant and equipment are not material to the Company’s consolidated financial statements at December 31, 2002.

8.  Revolving Loan Facilities and Notes Payable

Revolving Loan Facilities

The Company has a Senior Revolving Credit Facility (the “Revolving Credit Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001, August 13, 2001, March 22, 2002, November 12, 2002, December 18, 2002 and March 20, 2003). The obligations of the Company under the  Revolving Credit Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiaries’ outstanding capital stock. The Revolving Credit Facility as amended, provides for borrowings of up to $86,400 with borrowing capacity related to inventory limited to a maximum of $55,000. The Revolving Credit Facility expires on April 15, 2004. The December 18, 2002 amendment provides for repurchases of the Company’s 11% Senior Notes due 2007 (the “Senior Notes”) subject to approval of each transaction by the administrative agent for the lenders. The Company had no covenants for compliance with minimum levels of earnings before income taxes, depreciation, amortization and certain adjustments (“EBITDA”), as defined, at December 31, 2002 as a result of a waiver obtained in conjunction with the November 12, 2002 amendment. The Company must maintain minimum EBITDA (i) for the period of one Fiscal Quarter ending March 31, 2003, of negative $5,565, (ii) for the period of two consecutive Fiscal Quarters ending June 30, 2003, of negative $9,938, (iii) for the period of three consecutive Fiscal Quarters ending September 30, 2003, of $5,000, and (iv) for the period of four consecutive Fiscal Quarters ending December 31, 2003 and on the last day of each Fiscal Quarter thereafter of $15,000. Borrowings made under the  Revolving Credit Facility, other than for repurchases of Senior Notes, bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. The weighted-average interest rate on borrowings outstanding under the Revolving Credit Facility for the year ended December 31, 2002 was 7.0%.

Borrowings made under the Revolving Credit Facility for the repurchase of Senior Notes bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 500 basis points or the Prime Rate plus 225 basis points. As amended, the Company must maintain minimum borrowing availability of $10,000 until October 15, 2003, $11,250 million on October 16, 2003 increasing gradually to $20,000 for the period from December 3, 2003 through January 2004, $25,000 during February and March of 2004 and $10,000 thereafter.

On March 20, 2003 the Revolving Credit Facility was amended to consent to the sale of C. J. Vander Ltd and its subsidiaries (Notes 4 and 17). At December 31, 2002, there was $23,234 outstanding under the Revolving Credit Facility and of these borrowings, $23,234 were at the Prime Rate plus 100 basis points. The Company is in compliance with the covenants, as amended, as of December 31, 2002. Availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum availability requirements, was $35,136 at December 31, 2002.

Notes Payable

At December 31, 2002, the Company also had debt financing with third parties of $143,946 of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries (“Guarantor Subsidiaries”) but not of its foreign subsidiaries (See Note 18). Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

During 2002 the Company, purchased an aggregate $3,900 of its Senior Notes on the open market resulting in a pre-tax gain of $1,852.

Subsequent to year end and through March 31, 2003, the Company, purchased an additional $24,446 of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9,040 which will be recorded in the first quarter of 2003.

The Company’s ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Senior Notes. The Senior Notes also include financial covenants, which are less restrictive than the covenants contained in the Revolving Credit Facility. Cross default provisions exist between the Senior Notes and the Revolving Credit Facility.

Other Debt Facilities

The Company had no borrowings outstanding under one of Wallace’s Puerto Rican subsidiaries’ $1,000 debt facility (the “Facility”), expiring on April 30, 2003.  The Facility bears interest at a rate equal to the bank’s Prime Rate plus 100 basis points  (5.25% at December 31, 2002).  The Company has paid the Facility down to zero for a consecutive 15 day period as required by its terms. Availability under the Facility was $1,000 at December 31, 2002. The weighted-average interest rate on borrowings outstanding under this facility for the year ended December 31, 2002 was 6.2%. Borrowings under the Facility are uncollateralized; however, the pledge of assets owned by one of the subsidiaries as collateral for other loans is prohibited. Borrowings under the Facility are guaranteed by the Company and cross-guaranteed by certain other subsidiaries.

On April 2, 2001, the Company executed a $10,000 promissory note secured by certain real property and building improvements located in Mira Loma, California.  The note bears interest at a rate of 7.42% and was to be repaid in monthly installments until May, 2011 when a final payment of $8.1 million was due.  At December 31, 2002, the balance outstanding on the note was $9,787.  On January 15, 2003, the Company was relieved of all of its obligations under the note upon the sale of its Mira Loma CA warehouse and distribution facility (Note 17).

9.  Income Taxes

The provisions (benefit) for income taxes from continuing operations were comprised of the following:

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(6,771)	$—	$380
State	537	323	506
Foreign	1,001	1,372	1,159
	(5,233)	1,695	2,045
Deferred:
Federal	(5,830)	(4,879)	115
State	(355)	(542)	(208)
Foreign	—	—	—
	(6,185)	(5,421)	(93)
Total provisions	$(11,418)	$(3,726)	$1,952

The reconciliations between the Company’s effective income tax rate and the U.S. federal statutory rate from continuing operations were as follows:

	Year Ended December 31,
	2002	2001	2000

Federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal income tax benefit	0.2%	1.2%	7.9%
Foreign income taxes (including Puerto Rico)	1.2%	4.6%	(16.1)%
Other	0.2%	1.4%	2.2%
Effective income tax rate	(33.4)%	(27.8)%	29.0%

The components of income before provision (benefit) for income taxes from continuing operations were comprised of the following:

	Year Ended December 31,
	2002	2001	2000

Domestic	$(40,952)	$(22,756)	$(1,435)
Foreign	6,812	9,333	8,174
Total	$(34,140)	$(13,423)	$6,739

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

Wallace’s Puerto Rican subsidiaries operate under grants from the Commonwealth of Puerto Rico exempting 90% of their income from taxation until December 2003.  Had the Company not been eligible for the tax exemption, net loss for 2002 would have increased by $762, net loss in 2001 would have increased by $720 and net income for 2000 would have decreased by $1,217, and basic and diluted earnings per share would have been decreased by approximately $.20, $.19 and $.32, respectively.

The tax effects of significant items comprising the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2002	2001
Accounts receivable	$4,806	$5,719
Inventory	6,087	4,167
Reserves and accruals	3,427	1,366
Operating loss carryforwards	8,347	10,548
Other	501	739
Total	23,168	22,539
Valuation allowance	(2,519)	(4,691)
Net current deferred tax asset	$20,649	$17,848

Property, plant and equipment	$(10,732)	$(9,957)
Deferred compensation	812	809
Foreign earnings to be remitted	(5,514)	(9,670)

Net non-current deferred tax liability	$(15,434)	$(18,818)

The valuation allowance relates primarily to the potential unusable portion of foreign tax loss carryforwards, and decreased primarily as a result of the reclassification to discontinued operations of the valuation loss allowance related to the discontinued subsidiary. At December 31, 2002, the Company has available a net operating tax loss carryforward in the United States of approximately $23,848 which will expire between the years 2018 and 2022.  The Company anticipates generating sufficient taxable income in future periods to realize these net operating losses.

10.  Commitments and Contingencies

The Company and its subsidiaries have various operating lease commitments for buildings and equipment. The lease agreements generally require the Company to pay insurance, real estate taxes, and maintenance and contain various renewal options. Future minimum rental payments for all noncancellable operating leases for each of the next five years and thereafter are as follows:

2003	$5,529
2004	4,618
2005	3,581
2006	3,066
2007	1,943
Subsequent to 2007	747

Rent expense for all operating leases was approximately $5,580, $4,989 and $5,568 in 2002, 2001, and 2000, respectively.

Rauch has entered into long term Purchase Commitments (“Supply Agreements”) with two vendors located in Kentucky and North Carolina. The Supply Agreements provide for the vendors to supply and Rauch to purchase, certain minimum quantities of silver solution and glass components used in the manufacture of Christmas ornaments. As of December 31, 2002, the approximate future purchase commitments under the Supply Agreements were as follows:.

2003	$3,056
2004	3,056
2005	878

Certain subsidiaries were contingently obligated for outstanding letters of credit, trade acceptances and similar instruments aggregating $4,480 at December 31, 2002 (Note 8). The assets of Syratech H.K. are pledged as collateral for certain of these contingent obligations.

11.  Employee Benefit Plans

The following information is provided in accordance with the provisions of SFAS No. 132, “ Employers’ Disclosures about Pensions and other Postretirement Benefits.”

401(K) Savings Plans

The Company has two 401(k) savings plans (the “Plans”). The Plans cover substantially all employees of its domestic and Puerto Rican subsidiaries, and are subject to certain minimum age and length of employment requirements.  Under the Plans, the Company matched 50% of the first five hundred twenty dollars contributed by the participants’ to the plan and 30% of the remaining contributions made by the participants’ to the plan up to a maximum of 6% of compensation. The Company also has a savings plan, established in 1991, covering substantially all employees of the Company’s Hong Kong subsidiary. Under the Hong Kong plan, the Company contributed up to 10% of the participants’ compensation. The Company contributed an aggregate of $485, $716 and $562 to all of these plans in 2002, 2001 and 2000.

Officers Retirement Plan

The Company has employment agreements with certain officers for terms ranging from three to five years.

Agreements with three of the Company’s officers provide for other retirement benefit payments. Two agreements provide that the benefit payments be based upon two percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives’ retirement dates multiplied by the number of years of service. In addition, one of the agreements provides for a 100% survivor benefit for the executive’s spouse. One agreement provides for benefit payments based upon the greater of (i) $75 or (ii) one-half of one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives’ retirement dates multiplied by the number of years of service. On July 29, 1998, the Company entered into Amendment No. 1 to Mr. Florence’s Amended and Restated Employment Agreement which provided, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit.  The terms of the Amendment provide for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit provided that such payments are allowed under the terms of the Company’s credit agreements, as amended. In January, 2002 the final payment satisfying the Company’s retirement obligation to Mr. Florence was made.

These agreements provide for minimum annual salaries aggregating $2,590 and certain other benefits.  Pension expense is determined using assumptions at the beginning of the year. Assumptions used in determining the actuarial present value of the projected benefit obligation include a discount rate of 6.75% in 2002, 2001, and 2000, and a rate of future increases in benefit compensation of 3%.

Components of net periodic benefit costs:

	2002	2001	2000

Service cost for benefits earned	$100	$56	$158
Interest cost benefit obligation	197	145	123
Amortization of prior service cost	38	(34)	(34)
Settlement loss	244	206	197
Amortization of loss	44	63	6
Net periodic pension cost	$623	$436	$450

Change in projected benefit obligation:

	2002	2001	2000

Benefit obligation at beginning of year	$2,872	$2,727	$2,717
Service cost	100	56	158
Amendments	836	0	0
Interest cost	197	145	123
Actuarial loss/(gain)	(287)	521	621
Payments	(652)	(577)	(892)
Benefit obligation at end of year	$3,066	$2,872	$2,727

Funded status as of December 31, 2002 and 2001:

	2002	2001
Funded status	$3,066	2,872
Unrecognized prior service cost	(568)	230
Unrecognized gain/(loss)	(436)	(1,011)
Net amount recognized	$2,062	$2,091

Amounts recognized in the Consolidated Balance Sheets consist of:

	2002	2001
Accrued benefit liability	$2,674	$2,809
Intangible asset	(568)	—
Accumulated other comprehensive income	(44)	(718)
Net amount recognized	$2,062	$2,091

Other

The Company’s C. J. Vander subsidiary also has an employee benefit plan. The Company’s obligation under the plan is not material to the Company’s consolidated financial position or results of operations. On March 21, 2003, C. J. Vander Ltd and its subsidiaries were sold and the Company is no longer obligated under this plan. See Notes 4 and 17.

12.  Stockholders’ Equity

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

Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred Stock for the purpose of calculating succeeding years’ dividends. At December 31, 2002, $16,419 was accrued.

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

13.  Related-Party Transactions

In connection with the 1997 merger between the Company and THL Transaction I Corp, a Delaware corporation, controlled by affiliates of Thomas H. Lee Partners, L.P. (“THL”), the Company entered into a Management Agreement with THL. The Company paid and expensed $450 in 2002, 2001 and 2000 under this arrangement. THL and affiliates own 59.9% of the outstanding common stock and 89.9% of the preferred stock of the Company.

14.  Segment Disclosures

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

The Company’s operations are conducted primarily in the United States of America (US), with only two locations representing individually more than 10% of revenues or income from operations: the US and Hong Kong. The Company has classified its C.J. Vander Ltd subsidiary as a discontinued operation which conducts operations in the United Kingdom (UK) (see Note 17) and accordingly revenues and income from operations are excluded from the following information.

The following presents information in accordance with SFAS No. 131:

	Year Ended December 31,
	2002	2001	2000

Product Offerings:
Net sales:
Tabletop and Giftware	$177,052	$187,833	$220,255
Seasonal	75,408	79,398	129,366
Total	$252,460	$267,231	$349,621

Geographic Location:
Net sales:
United States	$199,324	$212,089	$291,721
Hong Kong	53,136	55,142	57,900
Total	$252,460	$267,231	$349,621

Income (loss) from continuing operations:
United States	$(20,264)	$45	$22,736
Hong Kong	6,271	8,600	7,245
Total	$(13,993)	$8,645	$29,981

Identifiable assets:
United States	$194,226	$223,152	$283,026
Hong Kong	5,125	6,979	7,833
Discontinued operations	3,395	7,240	10,231
Total	$202,746	$237,371	$301,090

15.  Litigation

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

16.  Quarterly Results (Unaudited)

SUPPLEMENTARY INFORMATION

Quarterly Results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2002:
Net sales	$38,251	$39,040	$94,992	$80,177
Gross profit	10,911	11,287	26,878	6,950
Income (loss) from continuing operations	(2,999)	(4,071)	9,115	(16,038)
Income (loss) from continuing operations before provision (benefit) for income taxes	(7,910)	(15,173)	4,062	(15,119)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(6,098)	(12,908)	3,244	(6,960)
Discontinued operations:
Loss from operations of discontinued subsidiary	(129)	(112)	—	(1,119)
Loss from disposal of discontinued subsidiary	—	—	—	(5,305)
Cumulative effect of change in accounting principle	(6,225)	—	—
Net income (loss)	(12,452)	(13,020)	3,244	(13,384)
Preferred stock dividend accrued	(921)	(923)	(922)	(922)
Net income (loss) applicable to common stockholders	(13,373)	(13,943)	2,322	(14,306)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before cumulative change in accounting principle	$(1.61)	$(3.41)	$0.86	$(1.84)
Loss from operations of discontinued subsidiary	(0.03)	(0.03)	—	(0.30)
Loss from disposal of discontinued subsidiary	—	—	—	(1.40)
Cumulative effect of change in accounting principle	(1.65)	—	—
Preferred stock dividend accrued	(0.24)	(0.25)	(0.24)	(0.25)
Net income (loss) per common share	$(3.53)	$(3.68)	$0.62	$(3.78)
Weighted-average number of shares outstanding	3,784	3,784	3,784	3,784

Certain adjustments as described in Note 3 were recorded in the fourth quarter of 2002.

Year Ended December 31, 2001:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$39,555	$38,036	$102,446	$87,194
Gross profit	9,549	11,701	30,186	18,359
Income (loss) from continuing operations	(5,918)	(3,121)	12,985	4,699
Income (loss) from continuing operations before provision (benefit) for income taxes	(11,049)	(8,291)	7,389	(1,472)
Net income (loss) from continuing operations	(8,215)	(6,202)	5,649	(929)
Discontinued operations:
Loss from operations of discontinued subsidiary	(287)	(64)	(429)	(991)
Loss from disposal of discontinued subsidiary	—	—	—	—
Net income (loss)	(8,502)	(6,266)	5,220	(1,920)
Preferred stock dividend accrued	(823)	(823)	(823)	(824)
Net income (loss) applicable to common stockholders	(9,325)	(7,089)	4,397	(2,744)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2.17)	$(1.64)	$1.49	$(0.25)
Loss from operations of discontinued subsidiary	(0.08)	(0.02)	(0.11)	(0.26)
Preferred stock dividend accrued	(0.22)	(0.22)	(0.22)	(0.22)
Net income (loss) per common share	$(2.46)	$(1.87)	$1.16	$(0.73)
Weighted-average number of shares outstanding	3,784	3,784	3,784	3,784

During the fourth quarter of 2001, the Company provided approximately $1,248 related to termination benefits and contractual obligations for certain executives and recorded an asset impairment of $1,575 for excess equipment primarily relating to the consolidation of its Rauch manufacturing operations (Note 3). The Company also recorded additional provisions for obsolete excess and slow moving inventory of $5,879 related to certain discontinued products at Rauch and to the decision to cease manufacturing certain cutlery products in favor of sourcing them, as well as additional provisions related to other tabletop and giftware products. Also in the fourth quarter of 2001, a one-time pre-tax gain of $7,240 related to the sale of all of the Company’s interest in the Farberware intellectual property was recognized.

17.  Subsequent Events

On January 15, 2003, the Company through an indirect wholly-owned subsidiary (“Seller”) sold its warehouse property located at 11640 Harrel Street, Mira Loma CA (“the Property”) to Industrial Developments International, Inc. (“Buyer”). The purchase price of $26,750 was partially paid by the Buyer’s assumption of $9,787 of the Seller’s indebtedness related to the Property and the remainder was paid in cash. Simultaneously with the sale of the property, the Buyer leased the Property back to an affiliate of Seller. The lease agreement provides for gradual reductions in the square footage leased by the buyer during its 66 month term.

On March 21, 2003 the Company through an indirect wholly-owned subsidiary sold C. J. Vander Ltd and its subsidiaries to HLW 179 Limited, a company led by the existing management of C. J. Vander Ltd. Proceeds of the sale net of expected selling costs were approximately $2,750. In connection with the sale, two subsidiaries of the Company entered into agreements to supply certain products to the new company and one of its subsidiaries.

18.  Supplemental Consolidating Financial Statements

The following supplemental consolidating financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries (Note 8).  Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

December 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$331	$1,068	$	$1,399
Accounts receivable, net		49,167	2,415		51,582
Inventories		57,729	428	41	58,198
Deferred income taxes	5,829	14,820			20,649
Prepaid expenses and other	113	2,235	279		2,627
Assets held for sale			3,395		3,395
Total current assets	5,942	124,282	7,585	41	137,850

Property, plant and equipment, net		59,653	140	(51)	59,742
Purchase price in excess of net assets acquired		—		—	—
Other assets, net	4,737	1,018		(601)	5,154
Investment	49,665	11,978		(61,643)	—
Total	$60,344	$196,931	$7,725	$(62,254)	$202,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$23,383	$—	$	$23,383
Accounts payable		5,211	2,896		8,107
Accrued expenses	40	10,746	1,101		11,887
Accrued interest	3,832	(246)			3,586
Accrued compensation		2,774	755		3,529
Accrued advertising		3,945			3,945
Income taxes payable	(6,083)	3,496	(90)	2,709	32
Liabilities held for sale			645		645
Total current liabilities	(2,211)	49,309	5,307	2,709	55,114
Long-term debt	165,000	9,638		(21,054)	153,584
Deferred income taxes	5,515	9,919			15,434
Pension liability		2,674			2,674
Intercompany (receivable) payable	13,570	22,406	(34,584)	(1,392)	—
Stockholders’ equity	(121,530)	102,985	37,002	(42,517)	(24,060)
Total	$60,344	$196,931	$7,725	$(62,254)	$202,746

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
December 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$3,249	$1,353	$	$4,602
Accounts receivable, net		52,465	4,173		56,638
Inventories		71,977	232	(459)	71,750
Deferred income taxes	5,857	11,991			17,848
Prepaid expenses and other	113	2,296	202		2,611
Assets held for sale			7,240		7,240
Total current assets	5,970	141,978	13,200	(459)	160,689

Property, plant and equipment, net		65,563	224	(47)	65,740
Purchase price in excess of net assets acquired		5,825		400	6,225
Other assets, net	4,720	509		(512)	4,717
Investment	49,665	10,020		(59,685)
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$16,995	$	$	$16,995
Accounts payable		6,089	4,449		10,538
Accrued expenses	39	7,486	432		7,957
Accrued interest	3,832	527			4,359
Accrued compensation		3,821	360		4,181
Accrued advertising		3,263			3,263
Income taxes payable	(12,687)	9,627	480	2,709	129
Liabilities held for sale			560		560
Total current liabilities	(8,816)	47,808	6,281	2,709	47,982
Long-term debt	165,000	9,788		(17,154)	157,634
Deferred income taxes	9,672	9,146			18,818
Pension liability		2,809			2,809
Intercompany (receivable) payable	(144)	30,920	(29,384)	(1,392)
Stockholders’ equity	(105,357)	123,424	36,527	(44,466)	10,128
Total	$60,355	$223,895	$13,424	$(60,303)	$237,371

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$156,024	$113,974	$(17,538)	$252,460
Cost of sales		119,760	94,212	(17,538)	196,434

Gross profit		36,264	19,762		56,026

Selling, general and administrative expenses	450	53,620	13,319		67,389
Asset disposition, impairments, restructuring		4,310	172		4,482
Other operating income	(1,852)				(1,852)

Operating income (loss) from continuing operations	1,402	(21,666)	6,271	—	(13,993)

Interest expense	(20,305)	(384)	541		(20,148)
Interest income			1		1

Income (loss) from continuing operations before provision (benefit) for income taxes	(18,903)	(22,050)	6,813		(34,140)

Provision (benefit) for income taxes	(4,582)	(7,837)	1,001		(11,418)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(14,321)	(14,213)	5,812	—	(22,722)

Discontinued Operations:
Loss from operations of discontinued subsidiaries		(533)	(827)		(1,360)
Loss on disposal of discontinued subsidiary			(5,305)		(5,305)

Net income (loss) before cumulative effect of a change in accounting principle	(14,321)	(14,746)	(320)	—	(29,387)

Cumulative effect of change in accounting principle		(6,225)			(6,225)

Net income (loss)	(14,321)	(20,971)	(320)		(35,612)

Preferred stock dividend accrued	3,688				3,688

Net income (loss) applicable to common stockholders	$(18,009)	$(20,971)	$(320)	$—	$(39,300)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$212,648	$114,146	$(59,563)	$267,231
Cost of sales		165,445	91,554	(59,563)	197,436

Gross profit		47,203	22,592	—	69,795

Selling, general and administrative expenses	450	54,334	13,992		68,776
Asset dispositions, impairment of long-lived assets		1,575			1,575
Other operating income	(459)	(8,742)			(9,201)

Operating income (loss) from continuing operations	9	36	8,600	—	8,645

Interest expense	(20,567)	(2,434)	718		(22,283)
Interest income		200	15		215
Dividend income	5,680			(5,680)

Income (loss) from continuing operations before provision (benefit) for income taxes	(14,878)	(2,198)	9,333	(5,680)	(13,423)

Provision (benefit) for income taxes	(4,169)	(929)	1,372		(3,726)

Income (loss) from continuing operations	(10,709)	(1,269)	7,961	(5,680)	(9,697)

Discontinued Operations:
Loss from operations of discontinued subsidiaries			(1,771)		(1,771)

Net income (loss)	(10,709)	(1,269)	6,190	(5,680)	(11,468)

Preferred stock dividend accrued	3,293				3,293

Net income (loss) applicable to common stockholders	$(14,002)	$(1,269)	$6,190	$(5,680)	$(14,761)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$265,810	$123,955	$(40,144)	$349,621
Cost of sales		191,062	102,343	(40,144)	253,261

Gross profit		74,748	21,612	—	96,360

Selling, general and administrative expenses	450	60,239	14,367	—	75,056
Asset dispositions and impairment of long-lived assets		(532)	—		(532)
Other operating income	(6,163)	(1,982)			(8,145)

Operating income (loss) from continuing operations	5,713	17,023	7,245	—	29,981

Interest expense	(22,309)	(1,880)	877		(23,312)
Interest income		18	52		70
Dividend income	1,285			(1,285)	—

Income (loss) from continuing operations before provision (benefit) for income taxes	(15,311)	15,161	8,174	(1,285)	6,739

Provision (benefit) for income taxes	(4,029)	4,822	1,159		1,952

Income (loss) from continuing operations	(11,282)	10,339	7,015	(1,285)	4,787

Discontinued Operations:
Loss from operations of discontinued subsidiaries			(2,870)		(2,870)

Net income (loss)	(11,282)	10,339	4,145	(1,285)	1,917

Preferred stock dividends accrued	2,940				2,940

Net income (loss) applicable to common stockholders	$(14,222)	$10,339	$4,145	$(1,285)	$(1,023)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(14,321)	$(20,971)	$(320)	$—	$(35,612)
Less net loss from discontinued operations		533	827		1,360
Loss on disposal of discontinued subsidiary			5,305		5,305
Less effect of accounting change		6,225			6,225
Income (loss) from continuing operations	$(14,321)	$(14,213)	$5,812	$—	$(22,722)

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,691	7,961	149		9,801
Deferred income taxes	(4,129)	(2,056)			(6,185)
Impairment of long-lived assets and other asset dispositions					—
Gain on extinguishment of debt, before income taxes	(1,852)				(1,852)
(Gain) or loss on disposal of assets		578	8		586
Pension liability		(135)			(135)
Increase (decrease) in assets and liabilities
Accounts receivable		3,298	1,758		5,056
Inventories		13,748	(196)		13,552
Prepaid expenses and other		61	(77)		(16)
Accounts payable and accrued expenses	1	1,245	(489)		757
Income taxes payable	6,604	(6,131)	(570)		(97)
Intercompany account	13,624	(8,742)	(4,882)	—
Net cash (used in) provided by operating activities	1,618	(4,386)	1,513	—	(1,255)
Net cash provided by (used in) operating activities from discontinued operations			(2,488)		(2,488)
Net cash provided by (used in) operating activities	1,618	(4,386)	(975)	—	(3,743)

Cash flows from investing activities:
Purchases of property, plant and equipment		(2,622)	(89)		(2,711)
Proceeds from disposal of assets			—		—
Other		72			72
Net cash (used in) investing activities from continuing operations	—	(2,550)	(89)	—	(2,639)
Net cash provided by (used in) investing activities from discontinued operations			(16)		(16)
Net cash provided by (used in) investing activities	—	(2,550)	(105)	—	(2,655)

Cash flows from financing activities:
Net borrowings under revolving loan facilities		6,378	—		6,378
Retirement of outstanding senior notes		(1,959)	—		(1,959)
Proceeds from Promissory Note					—
Repayments of Promissory Note		(140)			(140)
Other	(1,618)	(90)			(1,708)
Net cash provided by (used in) financing activities from continuing operations	(1,618)	4,189	—	—	2,571

Effect of exchange rate changes on cash and equivalents		(171)	795		624

Net increase (decrease) in cash and equivalents	—	(2,918)	(285)	—	(3,203)

Cash and equivalents, beginning of year	—	3,249	1,353		4,602

Cash and equivalents, end of year	$—	$331	$1,068	$—	$1,399

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(10,709)	$(1,269)	$6,190	$(5,680)	$(11,468)
Less net loss from discontinued operations			1,771		1,771
Income (loss) from continuing operations	(10,709)	(1,269)	7,961	(5,680)	(9,697)

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,768	7,720	335		9,823
Deferred income taxes	(1,562)	(3,859)			(5,421)
Pension liability		241			241
Impairment of long-lived assets		1,575			1,575
Gain on extinguishment of debt, before income taxes	(459)				(459)
Dividend income	(5,680)			5,680
(Gain) or loss on disposal of assets		73	8		81
Increase (decrease) in assets and liabilities:
Accounts receivable		45,374	(14)		45,360
Inventories		15,790	298		16,088
Prepaid expenses and other	—	503	95		598
Accounts payable and accrued expenses	(2)	(6,835)	(798)		(7,635)
Income taxes payable	(2,606)	2,312	134		(160)
Intercompany account	19,931	(11,907)	(8,024)
Net cash provided by (used in) operating activities from continuing operations	681	49,718	(5)	—	50,394
Net cash provided by (used in) operating activities from discontinued operations			63		63
Net cash provided by (used in) operating activities	681	49,718	58	—	50,457

Cash flows from investing activities:
Purchases of property, plant and equipment		(6,152)	(90)		(6,242)
Proceeds from disposal of assets		191	—		191
Other	—	(65)			(65)

Net cash provided by (used in) investing activities from continuing operations	—	(6,026)	(90)	—	(6,116)
Net cash provided by (used in) investing activities from discontinued operations			(8)		(8)
Net cash provided by (used in) investing activities	—	(6,026)	(98)	—	(6,124)

Cash flows from financing activities:
Net borrowings under revolving loan facilities		(50,462)			(50,462)
Retirement of outstanding senior notes		(227)			(227)
Proceeds from Promissory Note		10,000			10,000
Repayments of Promissory Note		(73)			(73)
Other	(681)	(267)			(948)
Net cash provided by (used in) financing activities from continuing operations	(681)	(41,029)			(41,710)

Effect of exchange rate changes on cash and equivalents		(382)	(182)		(564)

Net decrease in cash and equivalents		2,281	(222)		2,059

Cash and equivalents, beginning of year		968	1,575		2,543

Cash and equivalents, end of year	$—	$3,249	$1,353	$—	$4,602

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(11,282)	$10,339	$4,145	$(1,285)	$1,917
Less net loss from discontinued operations			2,870		2,870
Income (loss) from continuing operations	(11,282)	10,339	7,015	(1,285)	4,787

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	916	7,091	426		8,433
Deferred income taxes	2,012	(2,105)			(93)
Pension liability		(106)			(106)
Gain on extinguishment of debt before income taxes	(6,163)				(6,163)
Dividend income	(1,285)			1,285
(Gain) loss on disposal of assets and other		(17)			(17)

Increase (decrease) in assets and liabilities:
Accounts receivable	(28,985)	(4,767)	(854)		(34,606)
Inventories		914	112		1,026
Prepaid expenses and other	497	(977)	(35)		(515)
Accounts payable and accrued expenses	4	2,963	2,009		4,976
Income taxes payable	3,278	(3,981)	(224)		(927)
Intercompany account	41,094	(36,147)	(4,947)	—	—
Net cash provided by (used in) operating activities from continuing operations	86	(26,793)	3,502	—	(23,205)
Net cash provided by (used in) operating activities from discontinued operations			(1,452)		(1,452)
Net cash provided by (used in) operating activities	86	(26,793)	2,050	—	(24,657)

Cash flows from investing activities:
Purchases of property, plant and equipment		(7,598)	(228)		(7,826)
Proceeds from disposal of assets		186	—		186
Other	(82)	(23)			(105)

Net cash provided by (used in) investing activities from continuing operations	(82)	(7,435)	(228)		(7,745)
Net cash provided by (used in) investing activities from discontinued operations			(1)		(1)
Net cash provided by (used in) investing activities	(82)	(7,435)	(229)	—	(7,746)

Cash flows from financing activities:
Change in revolving loan facilities		44,739			44,739
Retirement of outstanding senior notes		(9,793)			(9,793)
Other	(4)	(1)			(5)

Net cash provided by (used in) financing activities from continuing operations	(4)	34,945			34,941
Net cash provided by (used in) financing activities from discontinued operations			(90)		(90)
Net cash provided by (used in) financing activities	(4)	34,945	(90)		34,851

Effect of exchange rate changes on cash and equivalents		(336)	(583)		(919)

Net increase (decrease) in cash and equivalents		381	1,148		1,529

Cash and equivalents, beginning of year		587	427		1,014

Cash and equivalents, end of year	$—	$968	$1,575	$—	$2,543

ITEM 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable

PART III

ITEM 10.  Directors and Executive Officers Of The Registrant

Name	Age	Principal Occupation	Director Since
Leonard Florence	71	Chairman of the Board	1986
Robert Meers	59	President and Chief Executive Officer of the Company, and Director	2002
Melvin L. Levine	71	Vice President of Purchasing of the Company, Director	1989
Alan R. Kanter	50	Vice President of Sales of the Company, Director	1997
Gregory W. Hunt	46	Senior Vice President, Chief Financial Officer and Treasurer, Director	2001
Faye A. Florence	46	Vice President and General Counsel; Secretary of the Company	—
David V. Harkins	62	Director	1997
Thomas M. Hagerty	40	Director	1997
Scott A. Schoen	44	Director	1997
Kent R. Weldon	35	Director	1997
George R. Taylor	32	Director	2000

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

David V. Harkins has been affiliated with Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company since its founding in 1974 and currently serves as President of Thomas H. Lee Partners, L.P.  Mr. Harkins also serves as President of Thomas H. Lee Advisors, and Thomas H. Lee Management Company, and Vice President of THL Equity Holdings III, Inc.  Mr. Harkins also founded National Dentex Corporation and currently serves as Chairman of the Board.  He is also currently a director of Conseco Inc., Cott Corporation, Fisher Scientific International, Inc., Metris Companies Inc., and Stanley Furniture Company, Inc.

Thomas M. Hagerty has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1988 and currently serves as a Managing Director.  Mr. Hagerty is also a director of Affordable Residential Communities, Cott Corporation, Conseco Inc., Metris Companies Inc., and MGIC Investment Corporation.

Scott A. Schoen has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1986 and currently serves as a Managing Director.  In addition, Mr. Schoen is a Trustee of THL Equity Trust III, the general partner of THL Equity Advisors III, L.P., which is the general partner of Thomas H. Lee Equity Fund III, L.P.  Mr. Schoen is also a director of ARC Holdings, LLC, AXIS Capital Holdings, Limited, TransWestern Holdings, L.P., United Industries Corporation, Wyndham International Inc. and several private corporations.

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

The Audit Committee consists of David V. Harkins, Kent R. Weldon and George R. Taylor. Mr. Harkins is the Chairman of the Audit Committee. This Committee has oversight authority and responsibility for the financial statements of the Company and its subsidiaries. In conjunction with its responsibilities, the Committee invites representatives of Deloitte & Touche LLP to be present at its meetings.

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

ITEM 11.  Executive Compensation

The following table sets forth for the fiscal years ended December 31, 2002, 2001 and 2000 the compensation awarded to, earned by or paid to the Chief Executive Officer, the four other most highly compensated executive officers serving at December 31, 2002, and an additional person no longer serving as an officer at December 31, 2002.

Summary Compensation Table

		Annual Compensation(1)		All Other Compensation $(2)
Name and Principal Position	Fiscal Year	Salary $	Bonus $

Robert Meers(3)	12/31/2002	$395,833	$—	$18,663
President and Chief Executive Officer	12/31/2001	N/A	N/A	N/A
	12/31/2000	N/A	N/A	N/A

Leonard Florence(4,5)	12/31/2002	$1,539,348	$—	$6,755
Chairman of the Board	12/31/2001	$1,150,000	$323,000	$3,254
	12/31/2000	$1,150,000	$250,000	$3,254

Melvin L. Levine(5)	12/31/2002	$406,870		$6,223
Vice President of Purchasing	12/31/2001	$390,000	$109,200	$3,254
	12/31/2000	$390,000	$—	$3,254

Alan R. Kanter(5)	12/31/2002	$432,319		$6,223
Vice President of Sales	12/31/2001	$390,000	$109,200	$3,254
	12/31/2000	$390,000	$—	$3,254

Gregory W. Hunt(6)	12/31/2002	$325,000	$150,000	$4,054
Senior Vice President, Chief Financial	12/31/2001	$147,708	$100,000	$—
Officer and Treasurer	12/31/2000	N/A	N/A	N/A

Faye A. Florence	12/31/2002	$240,000	$—	$5,191
Vice President , General Counsel	12/31/2001	$223,750	$28,800	$3,254
and Secretary	12/31/2000	$210,000	$33,600	$3,254

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

(2)          Amounts reported under All Other Compensation include an automobile allowance for Mr. Meers. All other amounts represent payments for long term disability insurance and contributions made by the Company to the accounts of Messrs. Meers, Florence, Levine, Kanter, Hunt, and Ms. Florence pursuant to the Company’s 401(k) Plan.

(3)          Mr. Meers was appointed President and Chief Executive Officer on March 11, 2002.  Amounts shown as salary for the fiscal year ended December 31, 2002 represent compensation for the period from March 11, 2002 to December 31, 2002.

(4)          Mr. Florence is Chairman of the Board and has served in an advisory capacity following his resignation as Chief Executive Officer on March 11, 2002.  Amounts reported as salary for the year ended December 31, 2002 include compensation for the period he was Chief Executive Officer and for the advisory period, and include a one time payment of $655,000 related to his service to the Company.

(5)          Bonuses reported for the fiscal year ended December 31, 2001 for Messrs. Florence, Levine, and Kanter include amounts related to the fiscal year ended December 31, 2000 of $185,000, $62,400, and $62,400, respectively.  These amounts were not previously reported as they were determined and paid after the date of the Company’s report on form 10-K for the year ended December 31, 2000. The bonus reported for Mr. Florence for the fiscal year ended December 31, 2000, pertains to the year ended December 31, 1999, and was not previously reported as it was determined and paid after the date of the Company’s report on form 10-K for the year ended December 31, 1999.

(6)          Mr. Hunt was appointed Senior Vice President, Chief Financial Officer and Treasurer on July 17, 2001.  Amounts shown as salary for the fiscal year ended December 31, 2001 represent compensation for the period beginning July 17, 2001 to December 31, 2001.

Stock Option Grants

In June 2002 the stockholders approved the 2002 Stock Incentive Plan (the “2002 Plan”). At December 31, 2002 no options had been granted under the 2002 Plan, therefore there were no grants of stock options to any of the named executive officers during the fiscal year 2002. The Company does not grant stock appreciation rights (“SARs”) of any kind.

Option Exercises/Value Of Unexercised Options

At December 31, 2002 no options had been granted under the 2002 Plan, therefore no stock options were exercised during fiscal year 2002 and there are no unexercised options at December 31, 2002.

Compensation Of Directors

The directors who are not also officers of the Company are currently compensated indirectly through the management fee agreement between the Company and THL I. (See notes to the consolidated financial statements). Mr. Florence’s compensation is included in the Summary Compensation Table above.

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

The overall compensation paid to executive officers of the Company includes cash compensation consisting of a base salary and may include a performance bonus and stock options for executive officers.  In addition, all executive officers participate in various benefit plans generally available to employees, such as health insurance and contributions made to the accounts of its employees pursuant to the Company’s 401(k) Plan.

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

The Company was a party to employment agreements with the Chairman and certain of the named executive officers during fiscal year 2002. Such agreements were approved by both the Committee and the Board of Directors of the Company and fixed the minimum salary levels of the Chairman and such officers. The Employment agreements with two of its officers, were amended in January, 2002 and April 2002, one reflecting changes to the annual retirement benefits to be received and the other extending the Agreement for one (1) year. Employment agreements were entered into as of June 2001 and March 2002 with two additional officers.

In evaluating the compensation paid to the Chief Executive Officer, Mr. Meers, the Committee evaluates many factors. The Committee following an analysis of the Company’s overall performance and financial results establishes Mr. Meer’s overall compensation. Additionally, Mr. Meer’s performance in his position is reviewed in conjunction with his ongoing ability to provide the necessary direction for the Company’s continued growth.

Employment Agreements

On July 29, 1998, the Company entered into Amendment No. 1 (“the Amendment”) to Mr. Florence’s Amended and Restated Employment Agreement which provides, among other things, for the modification of the computation and timing of payments in respect of the retirement benefit.  The terms of the Amendment established fixed payment amounts and provided for the acceleration of payments (the first of which was made upon execution of the Amendment) related to the retirement benefit. In January, 2002 the final payment satisfying the Company’s retirement obligation to Mr. Florence was made. In addition to other benefits, in 1999 the Board of Directors voted to grant continued health benefits to Leonard Florence and his spouse for the remainder of each of their lives. The Company entered into Amendment No. 2, dated March 11, 2002, to the Amended and Restated Employment Agreement dated April 16, 1997 with Leonard Florence.  The Agreement entered into with the Executive provided for Mr. Florence’s continued service to the Company in the capacity of Chairman of the Board for a period of three (3) years at a minimum base salary of Three Hundred Twenty Thousand Dollars ($320,000) per year, with an additional compensation of Eight Thousand Dollars ($8,000) per day for additional services if provided by Mr. Florence to the Company.

The Company entered into an employment agreement, also effective as of August 16, 1991, with Melvin L. Levine, Vice President of Purchasing of the Company. Mr. Levine’s current base salary is $.415 million per annum. As of May 1995 the employment agreement with Mr. Levine was amended with respect to the computation and payment of the retirement benefit.  Specifically, the amendments provided for annual retirement benefit payments in amounts equal to 2% of their respective average total compensation (i.e., base salary and bonus compensation) in the three years preceding attainment by the relevant executive of age sixty-five or termination of such executive’s full time employment, whichever occurs later, multiplied by the number of years of such executive’s employment by the Company. As of April 16,1997 the employment agreement with Melvin L. Levine was further amended, to change his term of full-time employment from a rolling five-year term to a fixed five-year term.

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

Mr. Levine has completed 16 years of credited service. Retirement benefits under the employment agreements are computed on the basis of a straight-life annuity and are not reduced by the benefits received under Social Security, but would be reduced by any benefits received under any Company funded pension plan that hereafter may be adopted.

The Company has also entered into an employment agreement, effective as of August 16, 1991, with Alan R. Kanter, Vice President of Sales of the Company. The agreement with Mr. Kanter is similar to Mr. Levine’s, except that (i) the term of full-time employment of Mr. Kanter would continue until the third anniversary of receipt of a notice of termination given by the Company to the executive involved or by such executive to the Company, (ii) the period during which Mr. Kanter has agreed to provide advisory services to the Company (and to be bound by a non-competition agreement) following the term of his full-time employment will be the lesser of three years or six months for each year of his full-time employment beginning with the date of the employment agreement, with such advisory period and the coextensive non-competition covenant being subject to termination at the election of the Company on six months prior notice to the executive involved.

The employment agreement of Mr. Kanter was amended in July 1996, to provide, and during the same month Faye A. Florence and the Company entered into a Retirement Benefit Agreement that provides, inter alia, for the payment at age 65 or upon termination of such officer’s employment, whichever is later, of an annual retirement benefit to each such officer equal to a percentage of his or her average annual compensation for the three fiscal years ended immediately prior to the date on which such officer ceases to be a full time employee of the Company multiplied by the number of years of such officer’s service to the Company. The minimum annual retirement benefit for each such officer will be $75,000. The Company entered into Amendment No. 3 to Mr. Kanter’s Employment Agreement as of January 1, 2002.  The Amendment provided that Mr. Kanter’s Retirement Benefit be equal to the greater of Seventy Five Thousand Dollars ($75,000.) or the product of two percent (2%) of the average total annual compensation paid to Mr. Kanter by the Company in the three years next preceding the Deemed Retirement Date and the number of full years during which Mr. Kanter was a fully time employee of the Company.

The Company entered into an employment agreement with Gregory W. Hunt, effective as of June 1, 2001 (the “Hunt Employment Agreement”) as the Senior Vice President, Chief Financial Officer and Treasurer of the Company.  The Hunt Employment Agreement provides for the services of the Executive for a period of three (3) years at a minimum base salary of not less than Three Hundred Twenty Five Thousand Dollars ($325,000.00) annually and a guaranteed bonus of $100,000 for the period ended December 31, 2001 was paid.  The Executive is eligible to receive future annual performance bonuses based on the Company’s actual EBITDA with respect to each such fiscal year compared with the Company’s EBITDA for such fiscal year as projected by the Board, prior to such year’s commencement or at the discretion of the Compensation Committee.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 15, 2003 concerning the beneficial ownership of Syratech Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (ii) by each director, and (iii) by each executive officer named in the Summary Compensation Table under “Executive Compensation” and (iv) by all executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

	Shares of Common Stock Beneficially Owned	Percentage
Name
Leonard Florence(a)	362,850	9.6%
Robert Meers	0	*
Melvin L. Levine	44,256	1.2%
Alan R. Kanter	51,356	1.4%
Gregory W. Hunt	0	*
David V. Harkins(b)	2,210,788	58.4%
Scott A. Schoen(b)	2,205,936	58.3%
Thomas M. Hagerty(b)	2,204,316	58.3%
George R. Taylor(b)	2,196,463	58.0%
Kent R. Weldon(b)	2,197,431	58.1%
Thomas H. Lee Company Affiliates(c)	2,267,918	59.9%
Officers and Directors as a group (11 persons)	2,692,059	71.1%
CMS Companies Inc. Affiliates(d)	255,678	6.8%

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

ITEM 14.  Controls and Procedures

Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the  supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules And Reports On Form 8–K

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

10.52	Employment And Non-Competition Agreement dated February 27, 2002 between Robert Meers and the Company. Incorporated by reference from Exhibit 10.52 from 10-K dated December 31, 2001.
10.53

Amendment No. 2 To Amended And Restated Employment Agreement dated as of April 16, 1997 between Leonard Florence and the Company.  Incorporated by reference from Exhibit 10.53 from 10-K dated December 31, 2001.

10.54	Amendment No. 7 And Consent dated March 22, 2002 to Loan And Security Agreement dated as of April 16, 1997. Incorporated by reference from Exhibit 10.54 from 10-K dated December 31, 2001.
10.55	Acquisition Agreement dated December 31, 2001 between Farberware Inc. and the Company. Incorporated by reference from Exhibit 10.55 from 10K dated December 31, 2001.
10.56	Employment Agreement dated June 1, 2001 between Gregory Hunt and the Company. Incorporated by reference from Exhibit 10.56 from 10-K dated December 31, 2001.
10.57

Amendment No. 4 dated as of February 22, 2001 to Employment Agreement dated as of August 16, 1991 between E. Merle Randolph and the Company.  Incorporated by reference from Exhibit 10.57 from 10-K dated December 31, 2001.

10.58

Advice of Borrowing Terms between C. J. Vander Ltd/International Silver Company Ltd and Nat West P.L.C., dated as of April 1, 2002.  Incorporated by reference from Exhibit 10.1 from Form 10-Q dated March 31, 2002.

10.59

Amendment No. 4 dated as of April 11, 2002 to Employment Agreement dated as of August 16, 1991, between Melvin L. Levine and the Company.  Incorporated by reference from Exhibit 10.2 from Form 10-Q dated March 31, 2002.

10.60	Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated April 30, 2002. Incorporated by reference from Exhibit 10.3 from Form 10-Q dated March 31, 2002.
10.61	Amendment No. 3 dated as of January 1, 2002 to Employment Agreement dated as of August 16,

1991, between Alan R. Kanter and the Company. Incorporated by reference from Exhibit 10.1 from Form 10-Q dated June 30, 2002.
10.62	Syratech Corporation 2002 Stock Incentive Plan. Incorporated by reference from Exhibit 10.2 from Form 10-Q dated June 30, 2002.
10.63

Amendment No. 8 and Waiver dated as of November 12, 2002, to Loan and Security Agreement, dated as of April 16, 1997.  Incorporated by reference from Exhibit 10.1 from Form 10-Q dated September 30, 2002.

10.64	Amendment No. 9 dated as of December 18, 2002 to Loan and Security Agreements, dated April 16, 19997. Incorporated by reference from Exhibit 99-1 from Form 8K dated December 18, 2002.
10.65	Purchase and Sales Agreement dated December 13, 2002 between ML Distribution Center, IDI, Inc., and Syratech Corporation. Incorporated by reference from Exhibit 99.1 to 8K dated January 15, 2003.
10.66

First Amendment to Purchase and Sales Agreement dated December 18, 2002 between ML Distribution Center, IDI, Inc., and Syratech Corporation.  Incorporated by reference from Exhibit 99.2 to 8K dated January 15, 2003.

10.67

First Amendment to Purchase and Sales Agreement dated December 18, 2002 between ML Distribution Center, IDI, Inc., and Syratech Corporation.  Incorporated by reference from Exhibit 99.3 to 8K dated January 15, 2003.

10.68	Mira Loma Industrial Lease Agreement between 11640 Harrell and Syratech dated January 15, 2003.
10.69	Amendment 10, Consent and Waiver dated March 14, 2003 to Loan and Security Agreement dated April 16, 1997.
10.70	Share Sale Agreement dated March 21, 2003 relating to he ale of C J Vander between Syratech and HLW Limited.

12	Computation of ratio of earnings before fixed charges to fixed charges.
22	List of Subsidiaries. Incorporated by reference from Exhibit 22 to Form S-4 Registration Statement No. 333-16917.
99.1	Certification Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(c)	Reports on Form 8-K:

The Company filed a Current Report on Form 8K on December 18, 2002 with the Securities and Exchange Commission, which reported the amendment of the Company’s Loan and Security Agreement dated as of April 16, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 31st day of March, 2003.

SYRATECH CORPORATION

By:	/s/	Gregory W. Hunt
Gregory W. Hunt
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this Annual  Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated below.

SIGNATURE	TITLE	DATE

/s/ Robert Meers	President, Chief Executive	March 31, 2003
Officer and Director
Robert Meers

/s/ Gregory W. Hunt	Senior Vice President, Chief	March 31, 2003
Financial Officer and Treasurer
Gregory W. Hunt	(Principal Financial and
Accounting Officer); Director

/s/ Thomas M. Hagerty	Director	March 31, 2003

Thomas M. Hagerty

/s/ David V. Harkins	Director	March 31, 2003

David V. Harkins

/s/ Alan R. Kanter	Director	March 31, 2003

Alan R. Kanter

/s/ Melvin L. Levine	Director	March 31, 2003

Melvin L. Levine

/s/ Scott A. Schoen	Director	March 31, 2003

Scott A. Schoen

/s/ Kent R. Weldon	Director	March 31, 2003

Kent R. Weldon

/s/ George R. Taylor	Director	March 31, 2003

George R. Taylor

SYRATECH CORPORATION
CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert Meers, President and Chief Executive Officer of Syratech Corporation, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Syratech Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) and 15(d)) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation  as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Robert Meers
Robert Meers, President and
Chief Executive Officer

SYRATECH CORPORATION
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gregory W. Hunt, Senior Vice President, Chief Financial Officer and Treasurer of Syratech Corporation, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Syratech Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) and 15(d)) for the registrant and have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation  as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and Treasurer

SCHEDULE II

SYRATECH CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

Column A	Column B	Column C		Column D		Column E
Description	Beginning of Period	(1) Costs and Expenses	(2) Charged to Other Accts.	Deductions		End of Period

Year Ended December 31, 2002
Allowance for doubtful accounts	$2,393	$940		$(1,201	)(a)	$2,132
Sales returns and allowances	9,586	13,234		(14,835	)(b)	7,985
	$11,979	$14,174	$—	$(16,036)		$10,117

Year Ended December 31, 2001
Allowance for doubtful accounts	$1,763	$1,166		$(536	)(a)	$2,393
Sales returns and allowances	10,041	11,234		(11,689	)(b)	9,586
	$11,804	$12,400	$—	$(12,225)		$11,979

Year Ended December 31, 2000
Allowance for doubtful accounts	$1,606	$1,270		$(1,113	)(a)	$1,763
Sales returns and allowances	7,344	15,397		(12,700	)(b)	10,041
	$8,950	$16,667	$—	$(13,813)		$11,804

(a) Doubtful accounts written off

(b) Sales returns and other