Form 10-Q
period 2003-03-31
SYRATECH CORP
filed 2003-05-15
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 2003 - 3,784,018

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and equivalents	$853	$1,399
Accounts receivable, net	26,274	51,582
Inventories	60,213	58,198
Deferred income taxes.	13,167	20,649
Prepaid expenses and other	3,056	2,627
Assets held for sale	—	3,395
Total current assets	103,563	137,850

Property, plant and equipment, net	38,492	59,742
Other assets, net	3,893	5,154
Total	$145,948	$202,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$3,945	$23,383
Accounts payable	8,099	8,107
Accrued expenses	8,993	11,887
Accrued interest	6,148	3,586
Accrued compensation	2,242	3,529
Accrued advertising	2,967	3,945
Deferred gain	1,546	—
Income taxes payable	234	32
Liabilities held for sale	—	645
Total current liabilities	34,174	55,114

Long - term debt	119,500	153,584
Deferred income taxes	8,434	15,434
Pension liability	2,743	2,674
Long-term deferred gain	4,121	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $17,451 and $16,419 in 2003 and 2002, respectively)	35,451	34,419
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(58,200)	(58,392)
Accumulated other comprehensive loss	(313)	(125)
Total stockholders’ equity	(23,024)	(24,060)
Total	$145,948	$202,746

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Net sales	$40,673	$38,251
Cost of sales	29,808	27,340

Gross profit	10,865	10,911

Selling, general and administrative expenses	13,510	15,146

Operating income (loss) from continuing operations	(2,645)	(4,235)

Interest expense	(4,239)	(4,911)

Gain on extinguishment of debt	9,040	1,236

Interest income	1	—

Income (loss) from continuing operations before provision (benefit) for income taxes	2,157	(7,910)

Provision (benefit) for income taxes	880	(1,812)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	1,277	(6,098)

Discontinued Operations:

Loss from operations of discontinued subsidiaries	(53)	(129)

Income (loss) before cumulative effect of a change in accounting principle	1,224	(6,227)

Cumulative effect of a change in accounting principle	—	(6,225)

Net income (loss)	1,224	(12,452)

Preferred stock dividends accrued	1,032	921

Net income (loss) applicable to common stockholders	$192	$(13,373)

Basic and diluted income (loss) per share:

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.34	$(1.61)

Loss from operations of discontinued subsidiaries	(0.01)	(0.03)

Cumulative effect of change in accounting principle	—	(1.65)

Preferred stock dividends accrued	(0.28)	(0.24)
Net income (loss) per common share	$0.05	$(3.53)

Weighted average number of shares outstanding	3,784	3,784

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,224	$(12,452)
Net loss from discontinued operations	53	129
Cumulative effect of accounting change		6,225
Income (loss) from continuing operations	1,277	(6,098)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	2,442	2,406
Deferred income taxes	482	(2,036)
Gain on extinguishment of debt	(9,040)	(1,236)
Amortization of gain on disposal of assets	(418)	—
Pension liability	69	(578)
Changes in assets and liabilities:
Accounts receivable	25,308	24,775
Inventories	(2,015)	(7,538)
Prepaid expenses and other	(475)	(811)
Accounts payable and accrued expenses	(2,605)	(2,662)
Income taxes payable	202	146
Net cash provided by (used in)operating activities from continuing operations	15,227	6,368
Net cash provided by (used in) operating activities from discontinued operations	(53)	(254)
Net cash provided by (used in) operating activities	15,174	6,114

Cash flows from investing activities:
Purchases of property, plant and equipment	(683)	(681)
Proceeds from disposal of assets	16,628	—
Other	(13)	(2)
Net cash provided by (used in) investing activities from continuing operations	15,932	(683)
Net cash provided by (used in) investing activities from discontinued operations	2,750	(6)
Net cash provided by (used in) investing activities	18,682	(689)

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	(19,289)	(7,415)
Change in outstanding senior notes & loan	(14,925)	(1,203)
Repayments of promissory note	—	(37)
Deferred financing costs and other	—	(550)
Net cash provided by (used in) financing activities	(34,214)	(9,205)

Effect of exchange rate changes	(188)	(20)

Net increase (decrease) in cash and equivalents	(546)	(3,800)
Cash and equivalents, beginning of period	1,399	4,602
Cash and equivalents, end of period	$853	$802

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data)

1. FINANCIAL INFORMATION

The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Certain prior year amounts have been reclassified to conform to the 2003 presentation. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2002 Annual Report on Form 10 - K.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2. DISCONTINUED OPERATION

In December 2002 the Company formalized its decision to offer for sale its indirect wholly owned subsidiary, C.J. Vander Ltd. and its subsidiaries.  The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”)” as of January 1, 2002. Accordingly, results of this operation have been classified as discontinued and prior periods have been restated. On March 21, 2003 the Company through an indirect wholly-owned subsidiary sold C. J. Vander Ltd. and its subsidiaries to HLW 179 Limited, a company led by the existing management of C. J. Vander Ltd. Proceeds of the sale net of expected selling costs were approximately $2,750. In connection with the sale, two subsidiaries of the Company entered into agreements to supply certain products to the new company and one of its subsidiaries. The Company recognized a one-time charge of $5,305 to reduce this business to fair value less costs to sell which was recorded in December 2002. During the three months ended March 31, 2003 net loss from discontinued operations was $53.

Net sales and net loss from discontinued operations are as follows:

	Three Months Ended March 31,
	2003	2002

Net sales	$1,675	$1,690
Net loss from discontinued operations	$(53)	$(129)

3. ASSET SALE

On January 15, 2003, the Company through an indirect wholly-owned subsidiary sold its warehouse property in Mira Loma CA (“the Property”) to Industrial Developments International, Inc. (“Buyer”). The purchase price of $26,750 was partially paid by the Buyer’s assumption of $9,787 of the Company’s indebtedness related to the Property and the remainder was paid in cash. Simultaneously with the sale of the Property, the Buyer leased the Property back to the Company. The lease agreement provides for gradual reductions in the square footage leased by the Company during its 66 month term. A gain of $6,085 related to the sale of the Property will be recognized over the term of the lease. In the three months ended March 31, 2003, $418 of the gain was recognized, and $5,667 has been deferred to future periods, of which $4,121 is classified as long term.

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2003	2002
Cash paid during the period for:
Interest	$1,188	$1,340
Income taxes	$374	$1,063

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable preferred stock dividends	$1,032	$921

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2003	December 31, 2002

Raw materials	$8,537	$7,993
Work-in-process	5,573	2,219
Finished goods	46,103	47,986

Total	$60,213	$58,198

6. INCOME TAXES

The provision for income taxes for the three month period ended March 31, 2003 has been computed using the estimated effective full year tax rate of 40.8%. The tax rate used for the three month period ending March 31, 2002 was 22.9%. The rate increase is due to taxable gains on the extinguishment of debt and the sale of the Company’s Mira Loma, California facility recorded during the period, which changed the mix of foreign and domestic taxable income.

7. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

The Company has a Senior Revolving Credit Facility (the “Revolving Credit Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001, August 13, 2001, March 22, 2002, November 12, 2002, December 18, 2002 and March 20, 2003). The obligations of the Company under the  Revolving Credit Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of its foreign subsidiary’s outstanding capital stock. The Revolving Credit Facility as amended, provides for borrowings of up to $86,364 with borrowing capacity related to inventory limited to a maximum of $55,000. The Revolving Credit Facility expires on April 15, 2004. The December 18, 2002 amendment provides for repurchases of the Company’s 11% Senior Notes due 2007 (the “Senior Notes”) subject to approval of each transaction by the administrative agent for the lenders. The Company must maintain minimum EBITDA (i) for the period of one Fiscal Quarter ending March 31, 2003, of negative $5,565, (ii) for the period of two consecutive Fiscal Quarters ending June 30, 2003, of negative $9,938, (iii) for the period of three consecutive Fiscal Quarters ending September 30, 2003, of $5,000, and (iv) for the period of four consecutive Fiscal Quarters ending December 31, 2003 and on the last day of each Fiscal Quarter thereafter of $15,000. Borrowings made under the Revolving Credit Facility, other than for repurchases of Senior Notes, bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. Borrowings made under the  Revolving Credit Facility for the repurchase of Senior Notes bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 500 basis points or the Prime Rate plus 225 basis points. As amended, the Company must maintain minimum borrowing availability of $10,000 until October 15, 2003, $11,250 on October 16, 2003 increasing gradually to $20,000 for the period from December 3, 2003 through January 2004, $25,000 during February and March of 2004 and $10,000 thereafter.

On March 20, 2003 the Revolving Credit Facility was amended to consent to the sale of C. J. Vander Ltd. and its subsidiaries (Note 2). At March 31, 2003, there was $3,945 outstanding under the Revolving Credit Facility and of these borrowings, $3,945 were at the Prime Rate plus 100 basis points. The Company is in compliance with the covenants, as amended, as of March 31, 2003. Availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum availability requirements, was $24,471 at March 31, 2003.

At March 31, 2003, the Company also had debt financing with third parties of $119,500 of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries (“Guarantor Subsidiaries”) but not of its foreign subsidiaries (See Note 12). Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

During the three months ended March 31, 2003 the Company, purchased $24,446 of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9,040.

Subsequent to March 31, 2003, the Company, purchased an additional $1,229 of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $406 which will be recorded in the second quarter of 2003.

In May 2003, the Company renewed its Wallace International de Puerto Rico, Inc. credit facility. The renewed facility has been reduced from $1,000 to $500 and expires on January 30, 2004. Its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 200 basis points.

8. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, and pension adjustments related to recording the minimum pension liability and maximum intangible asset. Accumulated other comprehensive income by component is as follows:

	March 31, 2003	December 31, 2002

Translation adjustment	$(269)	$(81)

Minimum pension adjustment	(44)	(44)
Total accumulated other comprehensive income	$(313)	$(125)

9. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company’s net sales in these product categories for the periods presented:

	Three Months Ended March 31,
	2003	2002

Tabletop and Giftware	$34,618	$34,096
Seasonal	6,055	4,155
Total	$40,673	$38,251

10. EMPLOYEE BENEFIT PLANS

At March 31, 2003, the Company had employment agreements with certain officers and employees for terms ranging from one to three years. These agreements provide for minimum annual salaries aggregating $2,624 and certain other benefits.

11. SUBSEQUENT EVENT

On April 16, 2003, the Company entered into a licensing agreement with V.E.W. LTD to produce a line of branded sterling silver, silverplate and stainless steel flatware and sterling silver giftware in association with designer Vera Wang. The agreement provides for minimum guaranteed royalties of $250 in 2003 and an aggregate of $1,925 for the 5 year period ending December 31, 2008. The Company is also committed to advertising expenditures of $113 in 2003 and an aggregate of $5,000 for the 5 year period ending December 31, 2008.

12. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of  March 31, 2003 and December 31, 2002, and for each of the three month periods ended March  31, 2003 and 2002, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 2003 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$143	$710	$	$853
Accounts receivable, net		22,994	3,280		26,274
Inventories		60,079	93	41	60,213
Deferred income taxes	(2,302)	15,469			13,167
Prepaid expenses and other	113	2,760	183		3,056
Total current assets	(2,189)	101,445	4,266	41	103,563

Property, plant and equipment, net		38,410	129	(47)	38,492
Other assets, net	4,166	809		(1,082)	3,893
Investment	49,665	26,903	—	(76,568)	—
Total	$51,642	$167,567	$4,395	$(77,656)	$145,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$3,945	$	$	$3,945
Accounts payable		4,080	4,019		8,099
Accrued expenses	40	6,434	70	2,449	8,993
Accrued interest	8,369	(2,221)		—	6,148
Accrued compensation		1,943	299		2,242
Accrued advertising		2,967			2,967
Deferred gain		1,546			1,546
Income taxes payable	(6,083)	6,359	(302)	260	234
Total current liabilities	2,326	25,053	4,086	2,709	34,174
Long-term debt	165,000	—		(45,500)	119,500
Deferred income taxes	5,515	2,919			8,434
Pension liability and other long-term liabilities		2,743			2,743
Deferred Gain		4,121			4,121
Intercompany (receivable) payable	13,796	25,354	(38,121)	(1,029)
Stockholders’ equity (deficit)	(134,995)	107,377	38,430	(33,836)	(23,024)
Total	$51,642	$167,567	$4,395	$(77,656)	$145,948

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$331	$1,068	$	$1,399
Accounts receivable, net		49,167	2,415		51,582
Inventories		57,729	428	41	58,198
Deferred income taxes	5,829	14,820			20,649
Prepaid expenses and other	113	2,235	279		2,627
Assets held for sale		—	3,395		3,395
Total current assets	5,942	124,282	7,585	41	137,850

Property, plant and equipment, net		59,653	140	(51)	59,742
Other assets, net	4,737	1,018		(601)	5,154
Investment	49,665	11,978		(61,643)	—
Total	$60,344	$196,931	$7,725	$(62,254)	$202,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$23,383	$	$	$23,383
Accounts payable		5,211	2,896		8,107
Accrued expenses	40	10,746	1,101		11,887
Accrued interest	3,832	(246)		—	3,586
Accrued compensation		2,774	755		3,529
Accrued advertising		3,945			3,945
Income taxes payable	(6,083)	3,496	(90)	2,709	32
Liabilities held for sale			645		645
Total current liabilities	(2,211)	49,309	5,307	2,709	55,114
Long-term debt	165,000	9,638		(21,054)	153,584
Deferred income taxes	5,515	9,919			15,434
Pension liability		2,674			2,674
Intercompany (receivable) payable	13,570	22,406	(34,584)	(1,392)	—

Stockholders’ equity (deficit)	(121,530)	102,985	37,002	(42,517)	(24,060)
Total	$60,344	$196,931	$7,725	$(62,254)	$202,746

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$42,175	$8,329	$(9,831)	$40,673
Cost of sales		34,271	5,368	(9,831)	29,808

Gross profit		7,904	2,961		10,865

Selling, general and administrative expenses	113	11,333	2,064		13,510

Operating income (loss) from continuing operations	(113)	(3,429)	897		(2,645)

Interest expense	(5,221)	900	82		(4,239)
Gain on extinguishment of debt	9,040				9,040
Interest income		1	0		1
Income (loss) from continuing operations before provision (benefit) for income taxes	3,706	(2,528)	979		2,157

Provision (benefit) for income taxes	8,131	(7,377)	126		880

Income (loss) from continuing operations	(4,425)	4,849	853	—	1,277

Discontinued Operations: Loss from operations of discontinued subsidiaries		(21)	(32)		(53)

Net income (loss)	(4,425)	4,828	821		1,224

Preferred stock dividends accrued	1,032	—	—	—	1,032

Net income (loss) applicable to common stockholders	$(5,457)	$4,828	$821	$—	$192

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$31,384	$18,208	$(11,341)	$38,251
Cost of sales		23,419	15,262	(11,341)	27,340

Gross profit		7,965	2,946	—	10,911

Selling, general and administrative expenses	113	12,918	2,115		15,146

Operating income (loss) from continuing operations	(113)	(4,953)	831		(4,235)

Interest expense	(5,186)	131	144		(4,911)
Gain on extinguishment of debt	1,236				1,236

Income (loss) from continuing operations before provision (benefit) for income taxes	(4,063)	(4,822)	975	—	(7,910)

Provision (benefit) for income taxes	(650)	(1,301)	139		(1,812)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(3,413)	(3,521)	836	—	(6,098)

Discontinued Operations:
Loss from operations of discontinued subsidiaries			(129)		(129)

Net income (loss) before cumulative effect of a change in accounting principle	(3,413)	(3,521)	707	—	(6,227)

Cumulative effect of a change in accounting principle		(6,225)			(6,225)

Net income (loss)	(3,413)	(9,746)	707	—	(12,452)

Preferred stock dividends accrued	921				921

Net income (loss) applicable to common stockholders	$(4,334)	$(9,746)	$707	$—	$(13,373)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(4,425)	$4,828	$821	$—	$1,224
Net loss from discontinued operations	—	21	32	—	53
Income (loss) from continuing operations	(4,425)	4,849	853	—	1,277

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	571	1,844	27		2,442
Deferred income taxes	8,131	(7,649)			482
Gain on disposal of assets		(418)	—		(418)
Gain on extinguishment of debt before income taxes	(9,040)				(9,040)
Pension liability		69			69
Increase (decrease) in assets and liabilities:
Accounts receivable		26,173	(865)		25,308
Inventories		(2,350)	335		(2,015)
Prepaid expenses and other	—	(571)	96		(475)
Accounts payable and accrued expenses	4,537	(6,778)	(364)		(2,605)
Income taxes payable	—	414	(212)		202
Intercompany account	226	3,311	(3,537)		—
Net cash provided by (used in) operating activities from continuing operations	—	18,894	(3,667)	—	15,227
Net cash provided by (used in) operating activities from discontinued operations		(3,566)	3,513		(53)
Net cash provided by (used in) operating activities	—	15,328	(154)		15,174

Cash flows from investing activities:
Purchases of property, plant and equipment		(667)	(16)		(683)
Proceeds from disposal of assets		16,628			16,628
Other		(13)			(13)
Net cash provided by (used in) investing activities from continuing operations	—	15,948	(16)	—	15,932
Net cash provided by (used in) investing activities from discontinued operations		2,750			2,750
Net cash provided by (used in) investing activities	—	18,698	(16)	—	18,682

Cash flows from financing activities:
Change in revolving loan facilities		(19,289)	—		(19,289)
Change in outstanding Senior Notes & Loan		(14,925)			(14,925)
Repayments of Promissory Note	—		—		—
Deferred financing costs and other	—	—	—		—
Net cash provided by (used in) financing activities from continuing operations	—	(34,214)	—	—	(34,214)

Comprehensive loss & exchange rate changes			(188)		(188)

Net increase (decrease) in cash and equivalents	—	(188)	(358)	—	(546)
Cash and equivalents, beginning of the period	—	331	1,068	—	1,399
Cash and equivalents, end of the period	$—	$143	$710	$—	$853

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,413)	$(9,746)	$707	$—	$(12,452)
Net loss from discontinued operations			129		129
Cumulative effect of accounting change		6,225			6,225
Income (loss) from continuing operations	(3,413)	(3,521)	836	—	(6,098)

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	525	1,830	51		2,406
Deferred income taxes	(650)	(1,386)			(2,036)
Gain on extinguishment of debt before income taxes	(1,236)				(1,236)
Pension liability		(578)			(578)
Increase (decrease) in assets and liabilities:
Accounts receivable		23,521	1,254		24,775
Inventories		(7,547)	9		(7,538)
Prepaid expenses and other	—	(713)	(98)		(811)
Accounts payable and accrued expenses	4,537	(6,406)	(793)		(2,662)
Income taxes payable	—	303	(157)		146
Intercompany account	787	376	(1,163)
Net cash provided by (used in) operating activities from continuing operations	550	5,879	(61)		6,368
Net cash provided by (used in) operating activities from discontinued operations			(254)		(254)
Net cash provided by (used in) operating activities	550	5,879	(315)		6,114

Cash flows from investing activities:
Purchases of property, plant and equipment		(674)	(7)		(681)
Other		(2)			(2)
Net cash provided by (used in) investing activities from continuing operations	—	(676)	(7)	—	(683)
Net cash used in investing activities from discontinued operations			(6)		(6)
Net cash provided by (used in) investing activities	—	(676)	(13)		(689)

Cash flows from financing activities:
Change in revolving loan facilities and notes payable		(7,415)			(7,415)
Change in outstanding Senior Notes & Loan		(1,203)			(1,203)
Repayments of Promissory Note		(37)			(37)
Deferred financing costs and other	(550)	110	(110)		(550)
Net cash provided by (used in) financing activities from continuing operations	(550)	(8,545)	(110)		(9,205)

Effect of exchange rate changes			(20)		(20)

Net increase (decrease) in cash and equivalents		(3,342)	(458)		(3,800)

Cash and equivalents, beginning of the period		3,249	1,353		4,602

Cash and equivalents, end of the period	$—	$(93)	$895	$—	$802

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

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Net sales were $40.7 million for the three months ended March 31, 2003, an increase of 6.3% from net sales of $38.3 million for the three months ended March 31, 2002. The $2.4 million increase is primarily due to closeout sales of certain seasonal and giftware products.  Changes in normal product prices did not materially impact net sales.

Gross profit was $10.9 million for the three months ended March 31, 2003 and also for the three months ended March 31, 2002. Gross profit as a percentage of sales was 26.7% for the 2003 first quarter compared to 28.5% for the comparable 2002 period. The 1.8 point gross profit percentage decrease is primarily due to increased sales of closeout inventory at lower margins during the period. The Company is continuing its program to reduce its warehousing space requirements by closing out excess inventory. Gross profit for the three months ended March 31, 2003 also included $.4 million related to the gain on the sale of the Company's Mira Loma, California warehouse facility on January 15, 2003. See Note 3 to the condensed consolidated financial statements.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $1.6 million to $13.5 million for the three months ended March 31, 2003, as compared with $15.1 million for the comparable period ended March 31, 2002. The improvement reflects reductions in personnel, showroom and sourcing facility expenses related to restructuring and cost improvement programs initiated in 2002.

A $9.0 million gain on extinguishment of debt for the three months ended March 31, 2003 is related to the Company’s purchase of $24.4 million of its Senior Notes on the open market. The Company purchased $2.5 million of its Senior Notes and recorded a gain of $1.2 million during the three months ended March 31, 2002.

Interest expense was $4.2 million for the three months ended March 31, 2003 compared to $4.9 million in the same period of 2002. This decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding, partially offset by increased borrowings under the Company’s revolving credit facility.

The provision for income taxes was $.9 million for the three months ended March 31, 2003 versus a benefit from income taxes of $1.8 million recorded for the three months ended March 31, 2002. The gain on debt extinguishment and the gain on the sale of the Company’s Mira Loma, California warehouse property noted above created taxable income during the 1st quarter of 2003 compared with a loss for the 1st quarter of 2002. The provision for income taxes for the three month period ended March 31, 2003 has been computed using the estimated effective full year tax rate of 40.8%. The tax rate used for the three month period ending March 31, 2002 was 22.9%. The rate increase is due to the 2003 taxable gains noted above which changed the mix of foreign and domestic taxable income.

The Company recorded a loss from discontinued operations of $.1 million in both the first quarter of 2003 and the first quarter of 2002 related to the sale of its C.J. Vander Ltd. subsidiary. See Note 2 to the condensed consolidated financial statements. In the first quarter of 2002, the Company recorded a non-cash charge of $6.2 million or $1.65 per share related to the impairment of goodwill.  This charge was reflected as a cumulative effect of a change in accounting principle.

Net income applicable to common stockholders was $.2 million or $.05 per share for the three months ended March 31, 2003 compared with a loss of $13.4 million or $3.53 per share for the comparable 2002 period, on adjusted weighted average shares of 3,784,018 in both periods.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2003 was $15.2 million. The major source of cash was the seasonal collection of accounts receivable offset partially by the seasonal increase in inventories. Approximately $2.7 million was provided by the sale of the Company’s C.J. Vander Ltd. subsidiary noted above. During the 1st quarter of 2003, the Company also received cash proceeds of approximately $16.6 million related to the sale of its Mira Loma, California warehouse property.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season.  Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $0.7 million for the three months ended March 31, 2003 and the Company expects to spend approximately $4.3 million during the remainder of 2003.  These expenditures relate primarily to investment in information technology, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities.

The Company has a Senior Revolving Credit Facility (the “Revolving Credit Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001, August 13, 2001, March 22, 2002, November 12, 2002, December 18, 2002 and March 20, 2003). The obligations of the Company under the  Revolving Credit Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of its foreign subsidiary’s outstanding capital stock. The Revolving Credit Facility as amended, provides for borrowings of up to $86.4 million with borrowing capacity related to inventory limited to a maximum of $55 million. The Revolving Credit Facility expires on April 15, 2004. The December 18, 2002 amendment provides for repurchases of the Company’s 11% Senior Notes due 2007 (the “Senior Notes”) subject to approval of each transaction by the administrative agent for the lenders. The Company must maintain minimum EBITDA (i) for the period of one Fiscal Quarter ending March 31, 2003, of negative $5.6 million, (ii) for the period of two consecutive Fiscal Quarters ending June 30, 2003, of negative $9.9 million, (iii) for the period of three consecutive Fiscal Quarters ending September 30, 2003, of $5 million, and (iv) for the period of four consecutive Fiscal Quarters ending December 31, 2003 and on the last day of each Fiscal Quarter thereafter of $15 million. Borrowings made under the  Revolving Credit Facility, other than for repurchases of Senior Notes, bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. Borrowings made under the  Revolving Credit Facility for the repurchase of Senior Notes bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 500 basis points or the Prime Rate plus 225 basis points. As amended, the Company must maintain minimum borrowing availability of $10 million until October 15, 2003, $11.3 million on October 16, 2003 increasing gradually to $20 million for the period from December 3, 2003 through January 2004, $25 million during February and March of 2004 and $10 million thereafter.

On March 20, 2003 the  Revolving Credit Facility was amended to consent to the sale of C. J. Vander Ltd. and its subsidiaries. At March 31, 2003, there was $3.9 million outstanding under the Revolving Credit Facility and of these borrowings, $3.9 million were at the Prime Rate plus 100 basis points. The Company is in compliance with the covenants, as amended, as of March 31, 2003. Availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum availability requirements, was $24.5 million at March 31, 2003.

At March 31, 2003, the Company also had debt financing with third parties of $119.5 million of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries (“Guarantor Subsidiaries”) but not of its foreign subsidiaries.  Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

During the three months ended March 31, 2003 the Company, purchased $24.4 million of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9.0 million.

Subsequent to March 31, 2003, the Company, purchased an additional $1.2 million of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $.4 million which will be recorded in the second quarter of 2003. The Company may from time to time in the future purchase material amounts of additional Senior Notes on the open market or in privately negotiated transactions. Such purchases would be subject to obtaining prior approval from the Company’s lenders.

In May 2003, the Company renewed its Wallace International de Puerto Rico, Inc. credit facility. The renewed facility has been reduced from $1 million to $.5 million and expires on January 30, 2004. Its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 200 basis points.

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

The Company believes that funds generated from operations and borrowings available under the Facility will be sufficient to finance the Company’s working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $119.5 million Notes outstanding and under its operating leases) and fund planned capital expenditures through December 31, 2003.

Significant Accounting Policies

The Company’s management is required to make estimates and assumptions in order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America.  While actual results could differ from these estimates and assumptions, the Company does not believe that such differences would have a material effect on its results of operations or financial position. The Company’s significant accounting policies are included in Note 1 of the Notes to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2002. The most significant accounting policies or estimates that underlie the preparation of the consolidated financial statements are the revenue recognition and depreciation policies, in addition to the judgments used to review long-lived assets, including goodwill and other intangible assets, for impairment. Additionally, the Company’s depreciation policy reflects judgments on the estimated useful life of assets.

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company had fixed debt financing of $119.5 million of 11% Senior Notes due April 15, 2007 that had a current market value of $77.7 million at March 31, 2003 based upon recent private market trades.  There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)                      Exhibits:

EX-10.1                   Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated May 14, 2003

EX-10.2                   License Agreement dated as of April 16, 2003 by and between V.E.W. LTD and Syratech Corporation

Ex-99.1                       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex-99.2                       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                     Reports on Form 8-K:

The Company filed a Current Report on Form 8K on January 16, 2003, with the Securities and Exchange Commission which reported the sale of the Company’s property in Mira Loma, California.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: May 15, 2003

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

Date: May 15, 2003
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

Date: May 15, 2003
/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and
Treasurer