Form 10-Q
period 2003-06-30
SYRATECH CORP
filed 2003-08-14
CIK 805914

DRAFT

8/11/03

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at June 30, 2003 - 3,784,018

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$707	$1,399
Accounts receivable, net	20,719	51,582
Inventories	69,591	58,198
Deferred income taxes	16,264	20,649
Prepaid expenses and other	3,313	2,627
Assets held for sale	—	3,395
Total current assets	110,594	137,850

Property, plant and equipment, net	37,057	59,742
Other assets, net	3,576	5,154
Total	$151,227	$202,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$18,624	$23,383
Accounts payable	8,849	8,107
Accrued expenses	8,537	11,887
Accrued interest	2,761	3,586
Accrued compensation	1,749	3,529
Accrued advertising	3,188	3,945
Deferred gain	1,420	—
Income taxes payable	—	32
Liabilities held for sale	—	645
Total current liabilities	45,128	55,114

Long - term debt	118,271	153,584
Deferred income taxes	8,434	15,434
Pension liability	2,799	2,674
Long-term deferred gain	3,829	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $18,483 and $16,419 in 2003 and 2002, respectively)	36,483	34,419
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(63,442)	(58,392)
Accumulated other comprehensive loss	(313)	(125)
Total stockholders’ equity	(27,234)	(24,060)
Total	$151,227	$202,746

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
	2003	2002	2003	2002

Net sales	$35,718	$39,040	$76,391	$77,291
Cost of sales	25,311	27,753	55,119	55,093

Gross profit	10,407	11,287	21,272	22,198

Selling, general and administrative expenses	14,012	15,358	27,522	30,504

Income (loss) from continuing operations	(3,605)	(4,071)	(6,250)	(8,306)

Interest expense	(3,910)	(4,877)	(8,149)	(9,788)
Interest income	—	—	1	—
Other income (Note 7)	406	—	9,446	1,236
Income (loss) from continuing operations before provision (benefit) for income taxes	(7,109)	(8,948)	(4,952)	(16,858)

Provision (benefit) for income taxes	(2,900)	(2,265)	(2,020)	(4,077)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(4,209)	(6,683)	(2,932)	(12,781)

Discontinued Operations:
Loss from operations of discontinued subsidiaries	—	(112)	(53)	(241)

Net income (loss) before cumulative effect of a change in accounting principle	(4,209)	(6,795)	(2,985)	(13,022)

Cumulative effect of a change in accounting principle	—	—		(6,225)

Net income (loss)	(4,209)	(6,795)	(2,985)	(19,247)

Preferred stock dividends accrued	1,033	923	2,065	1,844

Net income (loss) applicable to common stockholders	$(5,242)	$(7,718)	$(5,050)	$(21,091)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(1.11)	$(1.77)	$(0.77)	$(3.38)
Loss from operations of discontinued subsidiaries	—	(0.03)	(0.01)	(0.05)
Cumulative effect of change in accounting principle	—	—	—	(1.65)
Preferred stock dividends accrued	(0.28)	(0.24)	(0.55)	(0.49)
Net income (loss) per common share	$(1.39)	$(2.04)	$(1.33)	$(5.57)

Weighted average number of shares outstanding	3,784	3,784	3,784	3,784

See notes to condensed consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(2,985)	$(19,247)
Less net loss from discontinued operations	53	241
Less effect of accounting change		6,225
Income (loss) from continuing operations	(2,932)	(12,781)

Adjustments to reconcile income (loss)from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	4,567	4,708
Deferred income taxes	(2,615)	(4,588)
Gain on extinguishment of debt before income taxes	(9,446)	(1,236)
Gains on disposal of assets including amortization	(884)	—
Pension liability	125	(489)
Changes in assets and liabilities:
Accounts receivable	30,863	28,291
Inventories	(11,393)	(19,208)
Prepaid expenses and other	(732)	(1,619)
Accounts payable and accrued expenses	(5,971)	(4,505)
Income taxes payable	(32)	282
Net cash provided by (used in)operating activities from continuing operations	1,550	(11,145)
Net cash provided by (used in) operating activities from discontinued operations	(53)	(763)
Net cash provided by (used in) operating activities	1,497	(11,908)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,100)	(1,478)
Proceeds from disposal of assets	16,805	—
Other	(39)	5
Net cash provided by (used in) investing activities from continuing operations	15,666	(1,473)
Net cash provided by investing activities from discontinued operations	2,750	—
Net cash provided by (used in) investing activities	18,416	(1,473)

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	(4,610)	11,350
Change in outstanding Senior Notes & Loan	(15,724)	(1,203)
Repayments of Promissory Note	—	(82)
Deferred financing costs and other	(83)	(330)
Net cash provided by (used in) financing activities from continuing operations	(20,417)	9,735

Effect of exchange rate changes	(188)	—

Net increase (decrease) in cash and equivalents	(692)	(3,646)
Cash and equivalents, beginning of period	1,399	4,602
Cash and equivalents, end of period	$707	$956

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

2. DISCONTINUED OPERATION

In December 2002 the Company formalized its decision to offer for sale its indirect wholly owned subsidiary, C.J. Vander Ltd. and its subsidiaries.  The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”)” as of January 1, 2002. Accordingly, results of this operation have been classified as discontinued and prior periods have been restated. On March 21, 2003 the Company through an indirect wholly-owned subsidiary sold C. J. Vander Ltd. and its subsidiaries to HLW 179 Limited, a company led by the existing management of C. J. Vander Ltd. Proceeds of the sale net of expected selling costs were approximately $2,750. In connection with the sale, two subsidiaries of the Company entered into agreements to supply certain products to the new company and one of its subsidiaries. The Company recognized a one-time charge of $5,305 to reduce this business to fair value less costs to sell which was recorded in December 2002. During the six months ended June 30, 2003 net loss from discontinued operations was $53.

Net sales and net loss from discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$—	$1,721	$1,675	$3,411
Net loss from discontinued operations	$—	$(112)	$(53)	$(241)

3. ASSET SALE

On January 15, 2003, the Company through an indirect wholly-owned subsidiary sold its warehouse property in Mira Loma CA (“the Property”) to Industrial Developments International, Inc. (“Buyer”). The purchase price of $26,750 was partially paid by the Buyer’s assumption of $9,787 of the Company’s indebtedness related to the Property and the remainder was paid in cash. Simultaneously with the sale of the Property, the Buyer leased the Property back to the Company. The lease agreement provides for gradual reductions in the square footage leased by the Company during its 66 month term. A gain of $6,085 related to the sale of the Property will be recognized over the term of the lease. In the six months ended June 30, 2003, $836 of the gain was recognized, and $5,249 has been deferred to future periods, of which $3,829 is classified as long term.

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2003	2002
Cash paid during the period for:
Interest	$8,019	$10,041
Income taxes	$1,091	$1,155

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable preferred stock dividends .	$2,065	$1,844

5. INVENTORIES

Inventories consisted of the following:

	June 30, 2003	December 31, 2002

Raw materials	$9,710	$7,993
Work-in-process	6,311	2,219
Finished goods	53,570	47,986

Total	$69,591	$58,198

6. INCOME TAXES

The provision for income taxes for the six month period ended June 30, 2003 has been computed using the estimated effective full year tax rate of 40.8%. The tax rate used for the six month period ending June 30, 2002 was 24.2%. The rate increase is due to taxable gains on the extinguishment of debt and the sale of the Company’s Mira Loma, California facility recorded during the period, which changed the mix of foreign and domestic taxable income.

7. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

The Company has a Senior Revolving Credit Facility (the “Revolving Credit Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001, August 13, 2001, March 22, 2002, November 12, 2002, December 18, 2002 and March 20, 2003). The obligations of the Company under the  Revolving Credit Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of its foreign subsidiary’s outstanding capital stock. The Revolving Credit Facility as amended, provides for borrowings of up to $86,364 with borrowing capacity related to inventory limited to a maximum of $55,000. The Revolving Credit Facility expires on April 15, 2004. The December 18, 2002 amendment provides for repurchases of the Company’s 11% Senior Notes due 2007 (the “Senior Notes”) subject to approval of each transaction by the administrative agent for the lenders. The Company must maintain minimum EBITDA (i) for the period of two consecutive Fiscal Quarters ending June 30, 2003, of negative $9,938, (ii) for the period of three consecutive Fiscal Quarters ending September 30, 2003, of $5,000, and (iii) for the period of four consecutive Fiscal Quarters ending December 31, 2003 and on the last day of each Fiscal Quarter thereafter of $15,000. Borrowings made under the Revolving Credit Facility, other than for repurchases of Senior Notes, bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. Borrowings made under the  Revolving Credit Facility for the repurchase of Senior Notes bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 500 basis points or the Prime Rate plus 225 basis points. As amended, the Company must maintain minimum borrowing availability of $10,000 until October 15, 2003, $11,250 on October 16, 2003 increasing gradually to $20,000 for the period from December 3, 2003 through January 2004, $25,000 during February and March of 2004 and $10,000 thereafter.

At June 30, 2003, there was $18,624 outstanding under the Revolving Credit Facility bearing interest at the Prime Rate plus 100 basis points. The Company is in compliance with the covenants, as amended, as of June 30, 2003. Availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum availability requirements, was $10,999 at June 30, 2003.

At June 30, 2003, the Company also had debt financing with third parties of $118,271 of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries (“Guarantor Subsidiaries”) but not of its foreign subsidiaries (See Note 13). Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

During the three month period ended June 30, 2003, the Company purchased, on the open market, outstanding Senior Notes with a face value of $1,229, resulting in a pre-tax gain of approximately $406. For the six month period ended June 30, 2003, the Company’s total purchases of its Senior Notes were $25,675 at face value, resulting in a pre-tax gain of $9,446.

In May 2003, the Company renewed its Wallace International de Puerto Rico, Inc. credit facility. The renewed facility has been reduced from $1,000 to $500 and expires on January 30, 2004. Its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 200 basis points. There were no borrowings outstanding under this credit facility at June 30, 2003.

8. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, and pension adjustments related to recording the minimum pension liability and maximum intangible asset. Accumulated other comprehensive income by component is as follows:

	June 30, 2003	December 31, 2002
Translation adjustment	$(269)	$(81)

Minimum pension adjustment	(44)	(44)

Total accumulated other comprehensive income	$(313)	$(125)

9. ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

10. SEGMENT DISCLOSURES

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products, which generates revenue from two types of product offerings: Tabletop and Giftware, and Seasonal. The following table presents the Company’s net sales in these product categories for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Tabletop and Giftware	$31,433	$33,798	$66,181	$67,894
Seasonal	4,285	5,242	10,210	9,397
Total	$35,718	$39,040	$76,391	$77,291

11. EMPLOYEE BENEFIT PLANS

At June 30, 2003, the Company had employment agreements with certain officers and employees for terms ranging from one to three years. These agreements provide for minimum annual salaries aggregating $2,624 and certain other benefits.

12. SUBSEQUENT EVENT

In July, 2003, Syratech began the process of designing and implementing the SAP enterprise resource planning system to optimize its supply chain, optimize inventory, modernize operations and logistics, and improve communications and information flow. The SAP implementation will involve a major investment of time by key personnel during 2003 and 2004 and will represent a substantial portion of the Company’s capital expenditures. Total expenditures for capital and expense related to the SAP implementation are estimated to be between $5 and $6 million during the next twelve months.

13. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of  June 30, 2003 and December 31, 2002, and for each of the three month and six month periods ended June 30, 2003 and 2002, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 2003 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$189	$518	$	$707
Accounts receivable, net		18,164	2,555		20,719
Inventories		69,285	306		69,591
Deferred income taxes	(1,514)	17,778			16,264
Prepaid expenses and other	37	3,076	200		3,313
Total current assets	(1,477)	108,492	3,579	—	110,594

Property, plant and equipment, net		36,949	108		37,057
Other assets, net	3,891	791		(1,106)	3,576
Investment	49,665	26,903	—	(76,568)	—
Total	$52,079	$173,135	$3,687	$(77,674)	$151,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$18,624	$	$	$18,624
Accounts payable		4,108	4,741		8,849
Accrued expenses	39	6,297	63	2,138	8,537
Accrued interest	3,832	(1,071)			2,761
Accrued compensation		1,366	383		1,749
Accrued advertising		3,188			3,188
Deferred gain		1,420			1,420
Income taxes payable	(6,083)	5,702	(196)	577	—
Total current liabilities	(2,212)	39,634	4,991	2,715	45,128
Long -term debt	165,000	—		(46,729)	118,271
Deferred income taxes	5,515	2,919			8,434
Pension liability and other long-term liabilities		2,799			2,799
Deferred Gain		3,829			3,829
Intercompany (receivable) payable	22,889	18,430	(40,290)	(1,029)
Stockholders’ equity (deficit)	(139,113)	105,524	38,986	(32,631)	(27,234)
Total	$52,079	$173,135	$3,687	$(77,674)	$151,227

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$331	$1,068	$	$1,399
Accounts receivable, net		49,167	2,415		51,582
Inventories		57,729	428	41	58,198
Deferred income taxes	5,829	14,820			20,649
Prepaid expenses and other	113	2,235	279		2,627
Assets held for sale		—	3,395		3,395
Total current assets	5,942	124,282	7,585	41	137,850

Property, plant and equipment, net		59,653	140	(51)	59,742
Other assets, net	4,737	1,018		(601)	5,154
Investment	49,665	11,978		(61,643)	—
Total	$60,344	$196,931	$7,725	$(62,254)	$202,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$23,383	$	$	$23,383
Accounts payable		5,211	2,896		8,107
Accrued expenses	40	10,746	1,101		11,887
Accrued interest	3,832	(246)			3,586
Accrued compensation		2,774	755		3,529
Accrued advertising		3,945			3,945
Income taxes payable	(6,083)	3,496	(90)	2,709	32
Liabilities held for sale			645		645
Total current liabilities	(2,211)	49,309	5,307	2,709	55,114
Long-term debt	165,000	9,638		(21,054)	153,584
Deferred income taxes	5,515	9,919			15,434
Pension liability		2,674			2,674
Intercompany (receivable) payable	13,570	22,406	(34,584)	(1,392)	—
Stockholders’ equity (deficit)	(121,530)	102,985	37,002	(42,517)	(24,060)
Total	$60,344	$196,931	$7,725	$(62,254)	$202,746

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

	Issuer/ Guarantor Parent	Non Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$38,823	$7,476	$(10,581)	$35,718
Cost of sales		31,018	4,874	(10,581)	25,311

Gross profit		7,805	2,602		10,407

Selling, general and administrative expenses	112	11,961	1,939		14,012

Income (loss) from continuing operations	(112)	(4,156)	663		(3,605)

Interest expense	(4,793)	883			(3,910)
Interest income					0
Other income	406				406
Income (loss) from continuing operations before provision (benefit) for income taxes	(4,499)	(3,273)	663		(7,109)

Provision (benefit) for income taxes	(788)	(2,219)	107		(2,900)

Income (loss) from continuing operations	(3,711)	(1,054)	556	—	(4,209)

Net income (loss)	(3,711)	(1,054)	556		(4,209)

Preferred stock dividends accrued	1,033	—	—	—	1,033

Net income (loss) applicable to common stockholders.	$(4,744)	$(1,054)	$556	$—	$(5,242)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$31,110	$20,574	$(12,644)	$39,040
Cost of sales		23,226	17,171	(12,644)	27,753

Gross profit		7,884	3,403	—	11,287

Selling, general and administrative expenses	112	12,891	2,355		15,358

Income (loss) from continuing operations	(112)	(5,007)	1,048	—	(4,071)

Interest expense	(5,029)	4	148		(4,877)

Income (loss) from continuing operations before provision (benefit) for income taxes	(5,141)	(5,003)	1,196	—	(8,948)

Provision (benefit) for income taxes	(1,569)	(858)	162		(2,265)

Income (loss) from continuing operations	(3,572)	(4,145)	1,034	—	(6,683)

Discontinued Operations:
Loss from operations of discontinued subsidiaries			(112)		(112)

Net income (loss)	(3,572)	(4,145)	922	—	(6,795)

Preferred stock dividends accrued	923				923

Net income (loss) applicable to common stockholders	$(4,495)	$(4,145)	$922	$—	$(7,718)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$80,998	$15,805	$(20,412)	$76,391
Cost of sales		65,289	10,242	(20,412)	55,119

Gross profit		15,709	5,563		21,272

Selling, general and administrative expenses	225	23,294	4,003		27,522

Income (loss) from continuing operations	(225)	(7,585)	1,560		(6,250)

Interest expense	(10,014)	1,783	82		(8,149)
Interest income		1			1
Other income	9,446				9,446
Income (loss) from continuing operations before
provision (benefit) for income taxes	(793)	(5,801)	1,642		(4,952)

Provision (benefit) for income taxes	7,343	(9,596)	233		(2,020)

Income (loss) from continuing operations	(8,136)	3,795	1,409	—	(2,932)

Discontinued Operations:
Loss from operations of discontinued subsidiaries		(21)	(32)		(53)

Net income (loss)	(8,136)	3,774	1,377		(2,985)

Preferred stock dividends accrued	2,065				2,065

Net income (loss) applicable to common stockholders	$(10,201)	$3,774	$1,377	$—	$(5,050)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$62,494	$38,782	$(23,985)	$77,291
Cost of sales		46,645	32,433	(23,985)	55,093

Gross profit		15,849	6,349		22,198

Selling, general and administrative expenses	225	25,809	4,470		30,504

Income (loss) from continuing operations	(225)	(9,960)	1,879		(8,306)

Interest expense	(10,215)	135	292		(9,788)
Interest income					—
Other income	1,236				1,236
Income (loss) from continuing operations before provision (benefit) for income taxes	(9,204)	(9,825)	2,171	—	(16,858)

Provision (benefit) for income taxes	(2,219)	(2,159)	301		(4,077)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(6,985)	(7,666)	1,870	—	(12,781)

Discontinued Operations:
Loss from operations of discontinued subsidiaries			(241)		(241)

Net income (loss)	(6,985)	(7,666)	1,629	—	(13,022)

Cumulative effect of a change in accounting principle		(6,225)			(6,225)

Net income (loss)	(6,985)	(13,891)	1,629	—	(19,247)

Preferred stock dividends accrued	1,844				1,844

Net income (loss) applicable to common stockholders	$(8,829)	$(13,891)	$1,629	$—	$(21,091)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(8,136)	$3,774	$1,377	$—	$(2,985)
Less net loss from discontinued operations	—	21	32	—	53
Income (loss) from continuing operations	(8,136)	3,795	1,409	—	(2,932)

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	929	3,588	50		4,567
Deferred income taxes	7,343	(9,958)			(2,615)
Gain on disposal of assets		(884)	—		(884)
Gain on extinguishment of debt before income taxes	(9,446)				(9,446)
Pension liability		125			125
Increase (decrease) in assets and liabilities:
Accounts receivable		31,003	(140)		30,863
Inventories		(11,515)	122		(11,393)
Prepaid expenses and other	76	(887)	79		(732)
Accounts payable and accrued expenses	(2)	(6,404)	435		(5,971)
Income taxes payable	—	74	(106)		(32)
Intercompany account	9,319	(3,615)	(5,704)		—
Net cash provided by (used in) operating activities from continuing operations	83	5,322	(3,855)	—	1,550
Net cash provided by (used in) operating activities from discontinued operations		(3,566)	3,513		(53)
Net cash provided by (used in) operating activities	83	1,756	(342)		1,497

Cash flows from investing activities:
Purchases of property, plant and equipment		(1,080)	(20)		(1,100)
Proceeds from disposal of assets		16,805			16,805
Other		(39)			(39)
Net cash provided by (used in) investing activities from continuing operations	—	15,686	(20)	—	15,666
Net cash provided by investing activities from discontinued operations		2,750			2,750
Net cash provided by (used in) investing activities	—	18,436	(20)	—	18,416

Cash flows from financing activities:
Change in revolving loan facilities		(4,610)	—		(4,610)
Change in outstanding Senior Notes & Loan		(15,724)			(15,724)
Repayments of Promissory Note					—
Deferred financing costs and other	(83)		—		(83)
Net cash provided by (used in) financing activities from continuing operations	(83)	(20,334)	—	—	(20,417)

Comprehensive loss & exchange rate changes			(188)		(188)

Net increase (decrease) in cash and equivalents	—	(142)	(550)	—	(692)
Cash and equivalents, beginning of the period	—	331	1,068	—	1,399
Cash and equivalents, end of the period	$—	$189	$518	$—	$707

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002

	Issuer/ Guarantor Parent	Non Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(7,492)	$(13,384)	$1,629	$—	$(19,247)
Less net loss from discontinued operations			241		241
Less effect of accounting change		5,825	400		6,225
Income (loss) from continuing operations	(7,492)	(7,559)	2,270	—	(12,781)

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	891	3,730	87		4,708
Deferred income taxes	(1,712)	(2,876)			(4,588)
Gain on extinguishment of debt before income taxes	(1,236)				(1,236)
Pension liability		(489)			(489)
Increase (decrease) in assets and liabilities:
Accounts receivable		28,103	188		28,291
Inventories		(19,003)	(205)		(19,208)
Prepaid expenses and other		(1,393)	(226)		(1,619)
Accounts payable and accrued expenses		(6,329)	1,824		(4,505)
Income taxes payable		278	4		282
Intercompany account	10,182	(6,286)	(3,896)
Net cash provided by (used in) operating activities from continuing operations	633	(11,824)	46		(11,145)
Net cash provided by (used in) operating activities from discontinued operations			(763)		(763)
Net cash provided by (used in) operating activities	633	(11,824)	(717)		(11,908)

Cash flows from investing activities:
Purchases of property, plant and equipment		(1,448)	(30)		(1,478)
Other		5			5
Net cash provided by (used in) investing activities from continuing operations	—	(1,443)	(30)	—	(1,473)
Net cash used in investing activities from discontinued operations
Net cash provided by (used in) investing activities		(1,443)	(30)		(1,473)

Cash flows from financing activities:
Change in revolving loan facilities and notes payable		11,350			11,350
Change in outstanding Senior Notes & Loan		(1,203)			(1,203)
Repayments of Promissory Note		(82)			(82)
Deferred financing costs and other	(633)	220	83		(330)
Net cash provided by (used in) financing activities from continuing operations	(633)	10,285	83		9,735

Net increase (decrease) in cash and equivalents		(2,982)	(664)		(3,646)

Cash and equivalents, beginning of the period		3,249	1,353		4,602

Cash and equivalents, end of the period	$—	$267	$689	$—	$956

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

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net sales were $35.7 million for the three months ended June 30, 2003, a decrease of 8.5% from net sales of $39.0 million for the three months ended June 30, 2002. The $3.3 million decrease in sales is primarily due to reduced sales of certain giftware and Christmas product lines. Changes in normal product prices did not materially impact net sales.

Gross profit was $10.4 million for the three months ended June 30, 2003 and $11.3 million for the three months ended June 30, 2002. Gross profit as a percentage of sales was 29.1% for the 2003 second quarter compared to 28.9% for the comparable 2002 period. The 0.2 point gross profit percentage increase reflects a favorable mix of product during the period offset by reduced margins on close out sales and includes $.4 million related to the gain on the sale of the Company’s Mira Loma, California warehouse facility on January 15, 2003. In December 2002, the Company initiated a plan to reduce its warehousing space requirements in its North Dighton MA and Mira Loma CA facilities by decreasing excess and slow moving inventory. In May 2003, the Mira Loma CA lease commitment was reduced from 886,000 square feet to 644,000 square feet. The Company is continuing to reduce its warehousing space requirements by closing out excess inventory. See Note 3 to the condensed consolidated financial statements.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $1.4 million to $14.0 million for the three months ended June 30, 2003, as compared with $15.4 million for the comparable period ended June 30, 2002. The improvement reflects reductions in personnel, showroom and sourcing facility expenses related to restructuring and cost improvement programs initiated in 2002, as well as reduced travel, bad debts and sample expense.

A $0.4 million gain on extinguishment of debt for the three months ended June 30, 2003 is related to the Company’s purchase of $1.2 million of its Senior Notes on the open market. The Company made no purchases of its Senior Notes during the three months ended June 30, 2002.

Interest expense was $3.9 million for the three months ended June 30, 2003 compared to $4.9 million in the same period of 2002. This decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding and reduced borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $2.9 million for the three months ended June 30, 2003 compared to $2.3 million for the three months ended June 30, 2002. The benefit for income taxes for the three month period ended June 30, 2003 has been computed using the estimated effective full year tax rate of 40.8% as compared with 25.3% for the comparable prior period.  The increase in the effective tax rate relates to a change in the mix of foreign and domestic taxable income. The increase in domestic taxable income relates to the gain on debt extinguishment and the gain on the sale of the Company’s Mira Loma, California warehouse property in January 2003.

Net loss applicable to common stockholders for the three month periods ended in June 30, 2003 and 2002 was $5.2 million and $7.7 million, respectively, or $1.39 and $2.04, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Net sales were $76.4 million for the six months ended June 30, 2003, a decrease of 1.2% from net sales of $77.3 million for the six months ended June 30, 2002. The $0.9 million decrease in sales reflects increased sales of discontinued product which was more than offset by reduced sales of certain giftware product lines. Changes in normal product prices did not materially impact net sales.

Gross profit was $21.3 million for the six months ended June 30, 2003 versus $22.2 million for the six months ended June 30, 2002. Gross profit as a percentage of sales was 27.8% for the six months ended June 30, 2003, compared to 28.7% for the comparable 2002 period. The 0.9 point gross profit percentage decrease is primarily due to increased sales of closeout inventory at lower margins during the period. Gross profit for the six months ended June 30, 2003 also included $.8 million related to the gain on the sale of the Company’s Mira Loma, California warehouse facility in January 2003.

Selling, general and administrative expenses decreased $3.0 million to $27.5 million for the six months ended June 30, 2003, as compared with $30.5 million for the six month period ended June 30, 2002. The improvement reflects reductions in personnel, showroom and sourcing facility expenses related to restructuring and cost improvement programs initiated in 2002, as well as reduced travel, bad debts and sample expense.

A $9.4 million gain on extinguishment of debt for the six months ended June 30, 2003 is related to the Company’s purchase of $25.7 million of its Senior Notes on the open market. The Company purchased $2.5 million of its Senior Notes and recorded a gain of $1.2 million during the six months ended June 30, 2002.

Interest expense was $8.1 million for the six months ended June 30, 2003, a reduction of $1.7 million from the $9.8 million for the same period of 2002. This decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding and reduced borrowings under the Company’s revolving credit facility.

The benefit for income taxes was $2.0 million for the six months ended June 30, 2003 compared to $4.1 million for the six months ended June 30, 2002. The benefit for income taxes for the six month period ended June 30, 2003 has been computed using the estimated effective full year tax rate of 40.8% as compared with 24.2% for the comparable prior period. As noted above, the increase in the effective tax rate reflects the change in the mix of foreign and domestic taxable income. The increase in domestic taxable income relates to the gain on debt extinguishment and the gain on the sale of the Company’s Mira Loma, California warehouse property in January 2003.

The Company recorded a loss from discontinued operations of $.1 million during the first quarter of 2003 related to the sale of its C.J. Vander Ltd. subsidiary. The loss from the discontinued subsidiary was $.2 million for the six months ended June 30, 2002. See Note 2 to the condensed consolidated financial statements. In the first quarter of 2002, the Company recorded a non-cash charge of $6.2 million or $1.65 per share related to the impairment of goodwill. This charge was reflected as a cumulative effect of a change in accounting principle.

Net loss applicable to common stockholders for the six month periods ended June 30, 2003 and 2002 was $5.1 million and $21.1 million, respectively, or $1.33 and $5.57, respectively, per basic and diluted share, on adjusted weighted average shares of 3,784,018 in both periods.

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2003 was $1.6 million. The major source of cash was the seasonal collection of accounts receivable offset partially by the seasonal increase in inventories. During the first quarter of 2003, the Company also received cash proceeds of approximately $16.6 million related to the sale of its Mira Loma, California warehouse property and approximately $2.7 million related to the sale of the Company’s C.J. Vander Ltd. subsidiary.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season.  Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $1.1 million for the six months ended June 30, 2003 and the Company expects to spend approximately $3.9 million during the remainder of 2003. These expenditures relate primarily to investment in information technology, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities. In July, 2003, Syratech began the process of designing and implementing the SAP enterprise resource planning system to optimize its supply chain, optimize inventory, modernize operations and logistics, and improve communications and information flow. The SAP implementation will involve a major investment of time by key personnel during 2003 and 2004 and will represent a substantial portion of the Company’s capital expenditures. Total expenditures for capital and expense related to the SAP implementation are estimated to be between $5 and $6 million during the next twelve months.

The Company has a Senior Revolving Credit Facility (the “Revolving Credit Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001, August 13, 2001, March 22, 2002, November 12, 2002, December 18, 2002 and March 20, 2003). The obligations of the Company under the  Revolving Credit Facility are secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of its foreign subsidiary’s outstanding capital stock. The Revolving Credit Facility as amended, provides for borrowings of up to $86.4 million with borrowing capacity related to inventory limited to a maximum of $55 million. The Revolving Credit Facility expires on April 15, 2004. The December 18, 2002 amendment provides for repurchases of the Company’s 11% Senior Notes due 2007 (the “Senior Notes”) subject to approval of each transaction by the administrative agent for the lenders. The Company must maintain minimum EBITDA (i) for the period of two consecutive Fiscal Quarters ending June 30, 2003, of negative $9.9 million, (ii) for the period of three consecutive Fiscal Quarters ending September 30, 2003, of $5 million, and (iii) for the period of four consecutive Fiscal Quarters ending December 31, 2003 and on the last day of each Fiscal Quarter thereafter of $15 million. Borrowings made under the  Revolving Credit Facility, other than for repurchases of Senior Notes, bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 375 basis points or the Prime Rate plus 100 basis points. Borrowings made under the  Revolving Credit Facility for the repurchase of Senior Notes bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 500 basis points or the Prime Rate plus 225 basis points. As amended, the Company must maintain minimum borrowing availability of $10 million until October 15, 2003, $11.3 million on October 16, 2003 increasing gradually to $20 million for the period from December 3, 2003 through January 2004, $25 million during February and March of 2004 and $10 million thereafter.

On March 20, 2003 the  Revolving Credit Facility was amended to consent to the sale of C. J. Vander Ltd. and its subsidiaries. At June 30, 2003, there was $18.6 million outstanding under the Revolving Credit Facility and of these borrowings, $18.6 million were at the Prime Rate plus 100 basis points. The Company is in compliance with the covenants, as amended, as of June 30, 2003. Availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum availability requirements, was $11.0 million at June 30, 2003.

At June 30, 2003, the Company also had debt financing with third parties of $118.3 million of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries (“Guarantor Subsidiaries”) but not of its foreign subsidiaries. Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

During the six months ended June 30, 2003, the Company purchased, on the open market, outstanding Senior Notes with a face value of $25.7 million resulting in a pre-tax gain of approximately $9.4 million. The Company may from time to time in the future purchase material amounts of additional Senior Notes on the open market or in privately negotiated transactions. Such purchases would be subject to obtaining prior approval from the Company’s lenders.

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

The Company believes that funds generated from operations and borrowings available under the Facility will be sufficient to finance the Company’s working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $118.3 million Notes outstanding and under its operating leases) and fund planned capital expenditures through December 31, 2003.

Significant Accounting Policies

The Company’s management is required to make estimates and assumptions in order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America.  While actual results could differ from these estimates and assumptions, the Company does not believe that such differences would have a material effect on its results of operations or financial position. The Company’s significant accounting policies are included in Note 1 of the Notes to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2002. The most significant accounting policies or estimates that underlie the preparation of the consolidated financial statements are the revenue recognition and depreciation policies, in addition to the judgments used to review long-lived assets including intangible assets, for impairment. Additionally, the Company’s depreciation policy reflects judgments on the estimated useful life of assets.

Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company had fixed debt financing of $118.3 million of 11% Senior Notes due April 15, 2007 that had a current market value of $82.8 million at June 30, 2003 based upon recent private market trades.  There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

ITEM 4.  Controls and Procedures

Syratech management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Syratech management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)                      Exhibits:

Ex-31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Ex-31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Ex-32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

Ex-32.2	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

(b)                     Reports on Form 8-K:

There were no reports filed on Form 8-K during the three months ended June 30, 2003.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: August 14, 2003	/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and Treasurer