Form 10-Q/A
period 2003-06-30
SYRATECH CORP
filed 2003-08-19
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the quarter ended on June 30, 2003 is being filed solely for the purpose of correcting a typographical error to the column headings on pages 11 and 16 of Note 13 to the Corporation's Consolidated Financial Statements as of June 30, 2003. While these are the only changes to the report, for the convenience of the reader, in this Amendment No 1 we have reproduced the entire Quarterly Report on Form 10-Q containing the revised column headings.

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

Syratech Corporation

Dated: August 19, 2003	/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and Treasurer