Form 10-K
period 2003-12-31
SYRATECH CORP
filed 2004-03-30
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of voting stock held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists. Number of the registrant’s Shares of Common Stock, Par Value $0.01 per share, outstanding at March 30, 2004 - 3,784,018.

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

PART I

ITEM 1.   BUSINESS

Overview

Syratech Corporation (the “Company”) designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and products for home entertaining and decoration. The Company is one of the leading domestic manufacturers and marketers of sterling silver flatware and sterling silver and silver-plated hollowware. The Company also offers a number of other complementary tabletop, giftware and products for home decoration including stainless steel flatware, picture frames, photo albums, photo storage, glassware, crystal, ceramics, lawn and garden and seasonal decorations and ornaments, lighting, and small furnishings.

The Company has positioned itself as a single-source supplier to retailers by offering a wide assortment of products across multiple price points through its “good-better-best” strategy. This strategy enables the Company to sell its products through a broad array of distribution channels, including retail specialty stores, department stores, specialty mail order catalogue companies, mass market merchandisers, warehouse clubs, premium and incentive marketers, drug store chains, supermarkets and home centers. The Company markets its products under numerous and well-recognized tradenames including the Company owned Towle Silversmiths®, Wallace Silversmiths®, International Silver Company®, and Rochard® and Silvestri® tradenames, and under license agreements, the tradenames Cuisinart®, SpodeTM, and Vera Wang®.

Discontinued Operations

In December of 2003, the Company made the decision to discontinue the manufacture of Christmas balls and the marketing of the seasonal products including Christmas ornaments, Christmas trim, lighting and tree skirts by its Rauch Industries, Inc. subsidiary (“Rauch”). Manufacturing operations were suspended in December 2003. The Company is currently negotiating with a prospective buyer for the sale of the subsidiary and anticipates a sale to be completed during the second quarter of 2004. In the event this sale is not completed, the Company intends to liquidate the assets of the subsidiary. Net sales of Rauch, were approximately $39.7, $43.5, and $42.6 million for the fiscal years ended December 31, 2003, 2002, and 2001, respectively.

Products

The Company designs, manufactures, imports and markets a diverse offering of quality tabletop, giftware and products for home entertaining and decoration. The Company has identified only one distinct and reportable segment: Home Entertaining and Decorative Products. The Company’s products are sold through multiple distribution channels. Customers in each distribution channel purchase a wide range of the Company’s products and may purchase, on a single purchase order, any of the Company’s products. Significant portions of the Company’s products are sourced overseas. The Company’s product development personnel work closely on design with third party vendors located primarily in the Asia Pacific Rim from whom most of these products are imported. A full-time quality assurance staff based in Hong Kong and mainland China inspect products against the Company’s quality and design standards and facilitates timely deliveries. The Company’s products include those shown below; all of which are marketed under one of the Company’s many well-recognized tradenames as follows:

Sterling Silver and Silver-plated Flatware and Hollowware. The Company designs, markets and distributes a variety of products in these categories, including flatware, serving pieces, cosmetic accessories and hollowware, such as candlesticks, casseroles and coffee and tea services under the tradenames Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Tuttle Sterling®, and under a license agreement, Vera Wang®. Sterling flatware is manufactured at the Company’s plant in Puerto Rico. Other products in this category were manufactured in 2003 at the Company’s plant in Massachusetts or sourced from overseas suppliers. These products are sold primarily to specialty stores, including jewelry stores and gift stores, and department stores and are generally included in bridal registries.

Stainless Steel Flatware. The Company designs, markets and distributes several lines of stainless steel flatware ranging from premium mass-produced sets to high-end flatware place settings. The Company markets these products under tradenames such as Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, 1847 Rogers Bros.® and, under license agreements, the tradenames Cuisinart®, SpodeTM, and Vera Wang®. Products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim. The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores, and these products are also included in bridal registries.

Picture Frames, Photo Storage and Photo Albums. The Company designs, markets and distributes several lines of picture frames and photo albums. The picture frames range from sterling silver on the high end to a variety of other frames produced in wood, resin, ceramic, metal and other mediums. The photo albums are produced in metal, fabric and wood. The Company has introduced photo storage products including wooden cabinets, compact disk holders, decorative wall accessories and wooden collage boxes.  The Company markets these products under tradenames such as Melannco International®, International Silver Company®, Wallace Silversmiths®, Towle Silversmiths®, and Silvestri®. Products in this category are imported from the Company’s third-party vendors located primarily in Eastern Europe and the Asia Pacific Rim. The channels of distribution include department stores, including stationery departments, specialty stores and mass market merchandisers.

Glassware, Crystal and Ceramics. The Company designs, markets and distributes several lines of glassware and crystal products, including beverageware, serveware and accessories, glass vases and candle lighting. The Company markets these products under the tradenames Towle Crystal®, International Silver Company®, Imperial Crystal®, and Elements®. The Company also designs, markets and distributes a line of ceramic serveware. The Company’s products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim. The channels of distribution for these products include mass-market merchandisers, department stores, warehouse clubs and specialty stores.

Porcelain Boxes. The Company designs, markets and distributes a diverse range of high-end, hand-painted porcelain boxes under the Rochard™ and Limoges Imports™ tradenames which are manufactured by third-party vendors located primarily in France. The channels of distribution include specialty stores, including jewelry stores and department stores.

Home Decoration. The Company designs, markets and distributes a wide range of other products, including lighting and candles including candle holders produced in glass, ceramic, metal, and other mediums, brassware, napkin rings and decorative clocks. Also included in this category are figurines, vases, bowls, trays, lawn and garden décor (statuary and plant stands) and other items comprised of metal, resin, textiles, wood, ceramic and glass. The majority of the Company’s products in this category are imported from the Company’s third-party vendors located primarily in the Asia Pacific Rim. The Company markets these products under certain of its tradenames including International Silver Company®, Elements®, International Bazaar™, Silvestri®, and Potpourri Designs®. The primary channels of distribution include department stores, mass-market merchandisers, warehouse clubs and specialty stores.

Seasonal Decoration. The Company manufactures limited edition, sterling silver Christmas ornaments that are marketed under the tradenames Wallace Silversmiths® and Towle Silversmiths®. The Company designs, markets and distributes a diverse product offering of other Christmas decorations including figurines, ornaments, waterglobes, collectibles, trim, lighting, nativities, and other decorative items for Valentine’s Day, Easter, Mother’s Day, Halloween, and Thanksgiving produced in wood, resin, metal, paper, textiles, glass and ceramic. These products are marketed under the tradenames Silvestri®, Wallace Silversmiths®, International Silver Company®, and International Bazaar™. These products are distributed through specialty stores, department stores, jewelry stores, mass market merchandisers and warehouse clubs.

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

The Company’s various sales and marketing efforts are supported from its principal office and showroom in East Boston, Massachusetts and, for certain of its products, from its offices and showrooms in Hong Kong. The Company maintains additional showrooms in New York, Los Angeles, Chicago, Atlanta and Dallas. The Company’s sales and marketing staff at December 31, 2003, consisted of approximately 120 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

On January 15, 2003, the Company sold its primary warehouse and distribution facility located in Mira Loma CA.  Simultaneously with the sale of the property, the Company entered into an agreement to lease the facility back. The agreement provides for gradual reductions in the square footage leased during its 66 month term. The Company also distributes certain tabletop and giftware products from its facility in East Boston MA. On December 18, 2003, the Company sold its corporate headquarters office and distribution property in East Boston MA (“the Property”), and the Company leased a portion of the Property back from the buyer. See Note 2 to the Consolidated Financial Statements.

Retailing Customers

During 2003, 20 customers accounted for approximately 56.7% of the Company’s net sales from continuing operations.  Sales to one customer and its subsidiaries did not represent more than 10% of the Company’s 2003 net sales from continuing operations.

2003 Channels of Distribution	Approximate % of 2003 Net Sales
Mass Market Merchandisers, Warehouse Clubs, Drug Stores and Supermarkets	19%
Department Stores	29%
Specialty Stores, Jewelry Stores, Specialty Catalog Companies, Premium and Incentive Marketers.	52%

In order to better service its customers, the Company continues to update its information technology platforms. In July, 2003, Syratech began the process of designing and implementing the SAP enterprise resource planning system to optimize its supply chain, optimize inventory, modernize operations and logistics, and improve communications and information flow. The Company plans to utilize the new systems beginning in 2005. The Company has the capability to allow its customers to transmit their orders electronically throughout the EDI system and receive electronic invoicing and shipping notices.

Manufacturing, Sourcing and Raw Materials

The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products for the Wallace, Towle, International Vera Wang and Tuttle lines, and provides manufacturing support to C. J. Vander Ltd. On March 21, 2003 the company sold C.J. Vander and its subsidiaries (See Note 3 to the Consolidated Financial Statements). In connection with the sale, the Company has entered into an agreement to continue to supply them with manufactured flatware products through March 2008. The Company also designs, produces and maintains the tools required for manufacturing sterling silver flatware.

The Company has maintained, in the aggregate, approximately four months of inventory. The Company has a silver fabrication operation in its Puerto Rico manufacturing plant. This process reduces the need for purchasing fabricated silver from outside vendors. The Company uses fabricated silver in its manufacturing operations. Fabricated sterling silver made from fine silver purchased by the Company may be readily obtainable from outside resources as well. The Company purchases fine silver in the spot market in quantities the Company believes are adequate to meet reasonably foreseeable consumer demand for its silver products. The Company does not engage in speculative purchases of fine silver. During the five-year period ended December 31, 2003, the closing price of silver as quoted by the London PM Fix has ranged from $4.06 per troy ounce to $5.96 per troy ounce. At March 25, 2004 the closing price was $7.54 per troy ounce, a significant increase from prior levels. The Company considers the current cost of silver in its pricing of its sterling silver products.

The Company manufactured silver-plated giftware and tabletop products, including hollowware, at its manufacturing and silver-plating facility in North Dighton, Massachusetts. In November 2003, the Company made the decision to completely close the North Dighton MA facility. Operations are planned to cease by May 30, 2004. The products formerly manufactured in North Dighton are in the process of being resourced from suppliers located in India and the Asia Pacific Rim, and from the Company’s Puerto Rico manufacturing plant.

The Company’s imported products originate as designs created by its internal design staff or by independent designers, in each case in conjunction with the Company’s product development and marketing staffs. Products based on these designs are manufactured to the Company’s specifications in various countries including Hong Kong, India, South Korea, Taiwan, mainland China, Japan, the Czech Republic and France.

In 2003, the Company purchased an aggregate of approximately $105 million of products from approximately 504 foreign manufacturers. No vendor accounted for 10% or more of such purchases in 2003. The Company does not have information on the financial condition of its major foreign vendors, which are primarily privately held, but is not aware of any unfavorable information related to their respective financial condition. Of the Company’s foreign purchases in 2003 approximately 90% were from vendors located in the Far East, approximately 7% were from vendors located in Europe, and approximately 3% were from vendors located in India. The Company’s arrangements with its manufacturers are subject to the risks of doing business abroad, including risks associated with foreign currency and potential import restriction. The Company also is subject to risks associated with the availability of, and time required for, the transportation of products from foreign countries, including shipping losses or lost sales that may result from delays or interruptions in shipping. The Company does not believe that the loss of any single foreign supplier would have a material long-term adverse impact on the Company’s source of supply, as other suppliers with whom the Company does business would be able to increase production to fulfill the Company’s requirements.

Competition

The tabletop, giftware and home decorative product lines that the Company sells are highly competitive. Not only does a variety of domestic manufacturers affect competition, but also the large volume of foreign imports. Several of the Company’s competitors are larger and have greater financial resources than the Company. The Company’s products compete indirectly with a broad range of household products not offered by the Company. Within the overall tabletop products category, the production of sterling silver flatware in the United States is relatively concentrated, with five manufacturers, including the Company, accounting for substantially all of the sterling silver flatware manufactured and sold in the United States. The other principal manufacturers and marketers of sterling silver flatware are Gorham, Inc. and its affiliate The Kirk Steiff Company, Reed & Barton Corp. and Lunt Silversmiths, all of which have been in business for many years. Other tabletop, giftware and home decorative products industries, however, are very fragmented with numerous small manufacturers and marketers of a limited number of products. The Company is not aware of any competitor having the same product line breadth.

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

Seasonality

Sales are generally higher in the third and fourth quarters and are strongly influenced by the buying patterns associated with the Christmas season. The Company’s needs for working capital accelerate in the second half of the year and, accordingly, total debt levels tend to peak in the third and fourth quarters, falling off again in the first quarter of the following year. The amount of the Company’s sales generated during the second half of the year generally depends upon a number of factors, including general economic conditions, and other factors beyond the Company’s control. The Company’s results of operations would be adversely affected and disproportionately affected if the Company’s sales were substantially lower than those normally expected during the second half of the year. The Company continues to introduce products appropriate to other holidays and seasons in order to increase sales during the first and second quarters. In 2004 and beyond, the overall seasonality of the Company’s business will be reduced due to the decision to discontinue the Rauch operation.

Backlog and Warranty

Orders for the Company’s products are generally subject to cancellation until shipment. As a result, the Company’s backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic and weather conditions. As a result, comparison of backlog as of any date in a given year with backlog at the same date in a prior year is not necessarily indicative of sales trends. The Company had a backlog from continuing operations of approximately $18.4 million as of December 31, 2003, compared to approximately $16.8 million as of December 31, 2002. See “Seasonality.”  See Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company does not believe that backlog is necessarily indicative of the Company’s future results of operations or prospects.

The Company’s warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal retail industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company will routinely accept returns for imported products that are received late by the customer. The majority of the returned products are resold into the same distribution channel. During the three year period ended December 31, 2003, returns and allowances from continuing operations amounted to approximately 4.69% of sales.

Environmental Regulation

The Company’s manufacturing operations, including silverplating, chrome plating, and tool making routinely involve the handling of waste materials that are classified as hazardous. The Company also refabricates certain materials used in its silverplating operations. The Company is subject to certain domestic federal, state and local laws and regulations concerning the containment and disposal of hazardous materials and, therefore, in the ordinary course of its business, the Company incurs compliance costs and may be required to incur clean-up costs. The Company has accrued $0.5 million in 2003 related to continuing operations to address environmental clean-up costs for decommissioning of its North Dighton MA facility, and based upon currently available information, the Company does not expect that any additional costs of such compliance and clean-up will be material. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. In addition, the future costs of compliance with environmental laws and regulations and liabilities resulting from currently unknown circumstances or developments could be substantial and could have a material adverse effect on the Company. For example, certain laws and regulations could impose liability upon the Company for any historic releases of hazardous substances from facilities that it has owned or operated, or, from facilities to which its waste materials have been transported for treatment or disposal.

Employees

As of December 31, 2003, the Company had approximately 696 employees related to continuing operations. The Company believes that its overall relationship with its employees is good.

As of December 31, 2003, the Company’s employees located in the U.S. and Puerto Rico were not represented by labor unions.

 On March 1, 2002, a union election was held at the Company’s California warehouse facility located in Mira Loma, California.  On March 11, 2002, the National Labor Relations Board (“NLRB”) issued a “Certification of a Representative” stating that the tally of ballots showed that a collective bargaining representative had been selected and no timely objections had been filed. On March 12, 2003, the Company received notice from the NLRB that a Petition for Decertification (Removal of a Representative) was filed by an employee.  On April 30, 2003, the NLRB certified that an election had been held and that no collective bargaining representative of the Company was selected, therefore, the employees are not represented by a labor union.

ITEM 2.   Properties

The following table sets forth information with respect to the Company’s properties as of March 25, 2004 including the Rauch Gastonia NC and Chester SC properties which are included in discontinued operations:

LOCATION	TYPE OF FACILITY	APPROXIMATE SQUARE FOOTAGE	STATUS

East Boston, MA	Office/Showroom/Warehouse	118,000	Leased
North Dighton, MA	Office/Manufacturing/Warehouse	286,773	Leased
Mira Loma, CA	Warehouse/Distribution/Land	644,050	Leased
Los Angeles, CA	Showrooms	4,115	Leased
Commerce, CA	Office/Showroom	37,117	Leased
Crisfield, MD	Office/Warehouse/Retail	71,754	Owned
New York, NY	Showrooms	33,042	Leased
Atlanta, GA	Showrooms	18,707	Leased
Dallas, TX	Showroom	4,005	Leased
Chicago, IL	Showroom	5,540	Leased
Chester, SC	Warehouse/Showroom	828,000	Owned
Gastonia, NC	Office/Manufacturing/Distribution	387,441	Owned
San German, PR	Manufacturing/Office	69,896	Leased
Hong Kong	Office/Showroom	4,791	Leased
China	Warehouses/Offices	99,494	Leased

ITEM 3.   Legal Proceedings

The Company has been named as a defendant in certain legal actions arising from its normal business activities, including routine copyright and trademark litigation, which actions are considered normal in the businesses in which the Company is engaged.

ITEM 4.   Submission of Matters to A Vote of Security Holders

During the fourth quarter of 2003 no matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

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

ITEM 6.   Selected Financial Data

The following selected consolidated financial information as of December 31, 2003 through 1999 and for each of the years in the five-year period ended December 31, 2003 has been derived from the consolidated financial statements of the Company. The consolidated balance sheets of the Company as of December 31, 2003 and 2002 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003, together with the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Net sales	$202,952	$208,951	$224,634	$303,146	$249,707
Cost of sales	146,136	157,490	155,842	212,208	174,114
Gross profit	56,816	51,461	68,792	90,938	75,593

Selling, general and administrative expenses	56,712	63,282	63,933	69,971	61,782
Asset dispositions, impairment of long-lived assets and restructuring costs	586	4,482	—	(532)	(17,234)
Other operating income	(9,446)	(1,852)	(9,201)	(8,145)	(3,358)
Operating income (loss) from continuing operations	8,964	(14,451)	14,060	29,644	34,403

Interest expense	(16,511)	(20,148)	(22,283)	(23,312)	(23,977)
Interest income	2	1	215	70	137

Income (loss) from continuing operations before provision (benefit) for income taxes	(7,545)	(34,598)	(8,008)	6,402	10,563

Provision (benefit) for income taxes	(2,194)	(11,597)	(1,614)	1,821	3,960

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(5,351)	(23,001)	(6,394)	4,581	6,603

Discontinued operations :
Loss from operations of discontinued subsidiary	(26,257)	(6,386)	(5,074)	(2,664)	(1,414)

Income (loss) before cumulative effect of a change in accounting principle	(31,608)	(29,387)	(11,468)	1,917	5,189

Cumulative effect of change in accounting principle	—	(6,225)	—	—	—

Net income (loss)	(31,608)	(35,612)	(11,468)	1,917	5,189

Preferred stock dividend accrued	4,130	3,688	3,293	2,940	2,625

Net income (loss) applicable to common stockholders	$(35,738)	$(39,300)	$(14,761)	$(1,023)	$2,564

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(2.50)	$(7.05)	$(2.56)	$0.43	$1.05
Loss from operations of discontinued subsidiary	(6.94)	(1.69)	(1.34)	(0.70)	(0.37)
Cumulative effect of change in accounting principle	—	(1.65)	—	—	—
Net income (loss) per common share	$(9.44)	$(10.39)	$(3.90)	$(0.27)	$0.68
Weighted-average number of shares outstanding	3,784	3,784	3,784	3,784	3,784

	December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data )
BALANCE SHEET DATA:

Working capital	$64,782	$100,286	$136,956	$140,067	$154,583
Total assets	118,604	204,462	238,202	301,090	266,517
Total debt	125,789	176,967	174,629	215,868	187,579
Stockholders’ equity	(55,812)	(24,060)	10,128	22,224	21,337
Book value per common share	(24.94)	(15.45)	(5.44)	(1.38)	(0.84)

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

Results of Operations

The following table sets forth certain financial data as a percentage of net sales of the Company for each of the years presented.

	Percentage of Net Sales Year Ended December 31,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	72.0	75.4	69.4

Gross profit	28.0	24.6	30.6
Selling, general and administrative expenses	27.9	30.3	28.5
Asset dispositions, impairment of long-lived assets and restructuring costs	0.3	2.1	—
Other operating income	(4.6)	(0.9)	(4.1)

Operating income (loss) from continuing operations	4.4	(6.9)	6.2
Interest expense, net	(8.1)	(9.7)	(9.8)
Interest income	—	—	—
Loss from continuing operations before provision (benefit) for income taxes	(3.7)	(16.6)	(3.6)
Provision (benefit) for income taxes	(1.1)	(5.6)	(0.8)

Loss from continuing operations before cumulative effect of change in accounting principle	(2.6)%	(11.0)%	(2.8)%

Year ended December 31, 2003 compared to year ended December 31, 2002

Net sales decreased 2.9 % to $203.0 million for the year ended December 31, 2003 from $209.0 million for the year ended December 31, 2002. The $6.0 million decrease in sales reflects reduced sales of certain Tabletop and Giftware products, particularly premium products partially offset by increased sales of discontinued inventory. Changes in normal product prices did not materially impact net sales.

Gross profit increased to $56.8 million for the year ended December 31, 2003 from $51.5 million for the year ended December 31, 2002. Gross profit as a percentage of sales was 28.0% for the year ended December 31, 2003 compared to 24.6% for the comparable 2002 period, an improvement of 3.4 percentage points. The Company is continuing its plan of reducing and closing out certain products that were previously sold through normal programs and distribution channels to accomplish planned reductions in storage space. In the fourth quarter of 2003 the Company increased its inventory reserves by $3.2 million as a result of the requirement to further reduce its inventory investment and its leased square footage in its Mira Loma, California distribution facility, and to the company’s decision to discontinue manufacturing at its North Dighton, Massachusetts facility. As a result, the Company is closing out additional finished goods inventory and writing down component inventories which will no longer be used in manufacturing. This $3.2 million writedown of inventory values is $4.2 million less than the $7.4 million taken in the fourth quarter of 2002 for close outs of inventory, and results in a comparative margin improvement of approximately 2 percentage points. An additional 0.8 % improvement in 2003 gross margin is due to the recognition of $1.7 million related to the deferred gain on the sale of the Company’s Mira Loma warehouse facility in January 2003.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $6.6 million to $56.7 million for the year ended December 31, 2003, as compared with $63.3 million for the comparable period ended December 31, 2002.  S, G & A expenses as a percentage of sales decreased to 27.9% for the year ended December 31, 2003, as compared with 30.3% for the comparable period ended December 31, 2002. Included in 2003 S,G & A is $1.2 million of expenses due to an agreement related to the resignation of the Company’s chairman of the board and $0.4 million related to other executive severance. The improvement in S, G & A reflects reduced personnel, sourcing, and office/showroom expenses related to restructuring and cost reduction programs initiated in 2002 as well as reduced commissions, advertising and royalty expenses.

In 2002, the Company had substantially reduced its space in its North Dighton facility and in November 2003 made the decision to close it. Operations are planned to cease by May 30, 2004. The Company recorded an asset impairment charge of $.6 million in the fourth quarter of 2003 related to the planned closure. Restructuring charges in 2002 are comprised of facility exit costs, employee separation payments, and the early termination of certain equipment leases and other commitments.  In the fourth quarter of 2002, due to excess capacity, the Company began executing a plan to remove from service portions of its leased space in its North Dighton manufacturing and distribution facility. The distribution operations were relocated to the Company’s Mira Loma warehouse during the first quarter of 2003, and the reduction in distribution and manufacturing space in North Dighton was completed by May 30, 2003. A charge of $2.1 million was recorded in 2002 to recognize the future costs associated with the unused space and related asset impairments. In 2002, the Company has also recorded a charge of $1.0 million related to abandonment of certain equipment leases, the exit of two of its showrooms, and contract cancellation costs and employee separation payments of $1.4 million.

The Company anticipates incurring approximately $1.5 million in additional charges in 2004 related to the closure of its North Dighton facility. These estimated charges are primarily related to employee severance and lease termination costs.

Other operating income included a $9.4 million gain on extinguishment of debt for the year ended December 31, 2003 related to the Company’s purchase of $25.7 million of its Senior Notes on the open market. The Company purchased $3.9 million of its Senior Notes and recorded a gain of $1.9 million during the year ended December 31, 2002.

Interest expense was $16.5 million for the year ended December 31, 2003, compared to $20.1 million in 2002. This decrease reflects the decline in the bank’s prime lending rate, decreased borrowings under the Company’s revolving credit facility and the reduced amount of 11% Senior Notes outstanding.

The benefit for income taxes was $2.2 million for the year ended December 31, 2003 compared to $11.6 million for the year ended December 31, 2002. The effective income tax rate decreased to 29.1% in 2003 from 33.5% in 2002 primarily due to a change in the mix of foreign taxable income and domestic tax losses.

Net loss applicable to common stockholders for the years ended December 31, 2003 and 2002 was $35.7 million and $39.3 million, respectively, or $9.44 and $10.39, respectively, per basic and diluted share, on weighted-average shares of 3,784,018 in both periods.

In December 2003 the Company formalized its decision to sell or liquidate Rauch. The Company incurred charges of $18.6 million to reduce long lived assets to estimated fair value and a write down of $7.5 million to reduce inventory to its estimated liquidation value. The Company obtained a letter of intent from a prospective purchaser and is in the process of negotiating the terms of a proposed sale. It is anticipated that the sale of Rauch will occur in the second quarter of 2004. The Company anticipates incurring losses from operating activities of Rauch through the date of disposal and an estimated loss on disposition of $3 million.

Year ended December 31, 2002 compared to year ended December 31, 2001

Net sales decreased 7.0% to $209.0 million for the year ended December 31, 2002 from $224.6 million for the year ended December 31, 2001 reflecting lower demand for certain of the Company’s giftware products partially offset by higher demand for stainless steel flatware. Changes in normal product prices did not materially impact net sales.

Gross profit decreased to $51.5 million for the year ended December 31, 2002 from $68.8 million for the year ended December 31, 2001. Gross profit as a percentage of sales was 24.6% for the year ended December 31, 2002 compared to 30.6% for the comparable 2001 period. The reduced margin reflects an unfavorable mix of products including increased sales of discontinued products sold during the year as well as a reduction in gross margin (approximately 3 percentage points) due to a $7.4 million writedown of inventory values recorded in the fourth quarter resulting from the Company’s plan to reduce its leased square footage in its Mira Loma distribution facility and close the distribution portion of its North Dighton facility. The Company adopted a plan of reducing and closing out certain products that were previously sold through normal programs and distribution channels to accomplish the reduction in distribution facilities and storage space.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $.6 million to $63.3 million for the year ended December 31, 2002, as compared with $63.9 million for the comparable period ended December 31, 2001. S, G & A expenses as a percentage of sales increased to 30.3% for the year ended December 31, 2002, as compared with 28.5% for the comparable period ended December 31, 2001, primarily as a result of the reduction in sales volume.

During 2002, the Company initiated restructuring programs focused on reducing its overall cost structure by eliminating excess capacity in its distribution, manufacturing, showroom and sourcing facilities as well as reductions in headcount and expense commitments. Restructuring charges in 2002 are comprised of facility exit costs, employee separation payments, and the early termination of certain equipment lease and other commitments. In the fourth quarter of 2002, due to excess capacity, the Company began executing a plan to remove from service portions of its leased space in its North Dighton manufacturing and distribution facility. The distribution operations were relocated to the Company’s Mira Loma warehouse during the first quarter of 2003, and the reduction in distribution and manufacturing space in North Dighton was completed by May 30, 2003. A charge of $2.1 million was recorded to recognize the future costs associated with the unused space and related asset impairments. The Company has also recorded a charge of $1.0 million related to abandonment of certain equipment leases, the exit of two of its showrooms, and contract cancellation costs. In connection with the restructuring, the Company recorded employee separation expense of $1.4 million.

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

The benefit for income taxes was $11.6 million for the year ended December 31, 2002 compared to $1.6 million for the year ended December 31, 2001. The effective income tax rate increased to 33.5% in 2002 from 20.2% in 2001 primarily due to a change in the mix of foreign taxable income and domestic tax losses.

Net loss applicable to common stockholders for the years ended December 31, 2002 and 2001 was $39.3 million and $14.8 million, respectively, or $10.39 and $3.90, respectively, per basic and diluted share, on adjusted weighted-average shares of 3,784,018 in both periods.

Liquidity and Capital Resources

($ Thousands)	2003	2002	2001
Net cash provided by (used in) operating activities from continuing operations	$(4,985)	$(3,930)	$30,074
Net cash provided by (used in) investing activities from continuing operations	$26,297	$(2,064)	$(5,479)
Net cash provided by (used in) financing activities from continuing operations	$(31,523)	$2,571	$(41,710)

Net cash used in operating activities from continuing operations for the year ended December 31, 2003 was $5.0 million as compared with cash of $3.9 million used in operations for the year ended December 31, 2002. The decrease in operating cash flows reflects the decrease in the loss from continuing operations of $17.7 million which was offset by the increase in non-cash gains from debt extinguishment and the recognized gain on the sale of the Mira Loma CA facility along with changes in working capital.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in December. Inventories tend to increase from January through August of each year and gradually decrease during the final four months of the year. As a result of discontinuing the Rauch Christmas ball business, seasonal working capital fluctuations will be less pronounced in 2004 and beyond.

The Company anticipates incurring losses from operating activities of Rauch through the date of disposal and an estimated loss on disposition of $3 million.

Capital expenditures for continuing operations were approximately $4.4 million for the year ended December 31, 2003. These expenditures relate primarily to investment in information technology, and machinery, equipment and tools and dies for the Company’s manufacturing and distribution facilities. The Company also had capital spending of $.5 million related to the discontinued Rauch Christmas ball operations. The Company anticipates spending approximately $6 million on capital expenditures in 2004.

The $28.4 million increase in net cash provided by investing activities from continuing operations is attributable to the Company’s sale of two of its facilities. Proceeds of $14.1 million were received from the disposal of the Company’s Property in East Boston MA (“the Property”) which occurred on December 18, 2003. The Company leased a portion of the property back from the buyer. On January 15, 2003, the Company sold its warehouse property in Mira Loma CA (“the Mira Loma Property”). The net proceeds from the sale of $25.6 million were further reduced by the Buyer’s assumption of $9.8 million of the Company’s indebtedness related to the Mira Loma Property.

The $34.1 million decrease in net cash from financing activities from continuing operations is primarily due to the reduction in the revolving credit facilities and outstanding senior notes related to the proceeds from the sale of the Mira Loma CA and East Boston MA properties.

The Company has a Senior Revolving Credit Facility (the “Revolving Credit Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001, August 13, 2001, March 22, 2002, November 12, 2002, December 18, 2002, March 20, 2003, March 5, 2004 and March 26, 2004). At December 31, 2003, the obligations of the Company under the Revolving Credit Facility were secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of the foreign subsidiary’s outstanding capital stock.

On March 5, 2004 the Revolving Credit Facility was amended to eliminate the pledge of the outstanding capital stock of its domestic and foreign subsidiaries and, due to the Company’s plan to discontinue the Rauch business, to declare ineligible the inventory and accounts receivables of the Rauch subsidiary for purposes of determining borrowing capacity. The effect on borrowing capacity at the time of this amendment was approximately $2 million.

On March 26, 2004, the Revolving Credit Facility was further amended and restated. Under the terms of the restated agreement (i) the term of the facility was extended and now expires on March 31, 2006, (ii) maximum borrowings were reduced from $86.4 million to $70 million, (iii) maximum borrowing capacity related to inventory was reduced from $55 million to $30 million, (iv) the Company’s optional interest rate was lowered to the Eurodollar rate plus 300 basis points (formerly plus 375 basis points) or the Prime rate plus 100 basis points, and (v) the provision for repurchases of the Company’s Senior Notes was eliminated. The restated agreement contains customary covenants of the Company, including but not limited to maximum capital expenditures and certain ratios of earnings before interest, income taxes, depreciation, and amortization and certain adjustments (“EBITDA”), to cash interest and to fixed charges, as defined. For any period of four fiscal quarters ended on or after December 31, 2004, the Company must have a minimum ratio of EBITDA to cash interest, as defined, of 1.0 to 1.0. For any period of four fiscal quarters ended on or after December 31, 2005, the Company must have a minimum ratio of EBITDA to fixed charges, as defined, of 1.0 to 1.0. If fixed charges exceed EBITDA, as defined, by more than $5 million, for any period of four quarters ended on or after June 30, 2005, interest rates will be increased to the Eurodollar Rate plus 375 basis points or the Prime Rate plus 125 basis points. Non-compliance with the EBITDA covenant at December 31, 2003 was waived under this amendment. The Revolving Credit Facility, as restated, requires the Company to maintain minimum borrowing availability of $20 million until April, 30, 2004, $7.5 million from May 1, 2004 to December 30, 2004, $20 million from December 31, 2004 through April 30, 2005, and then $7.5 million until December 31, 2005 when it increases to $20 million through the expiration of the facility.

At December 31, 2003, there was $7.5 million outstanding under the Revolving Credit Facility and all of these borrowings bore interest at the Prime Rate plus 100 basis points. The weighted-average interest rate on borrowings outstanding under the Revolving Credit Facility for the year ended December 31, 2003 was 6.4%. Availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum availability requirements, was approximately $26.7 million at December 31, 2003. Non-compliance with the EBITDA covenant at December 31, 2003 was waived under the March 26, 2004 amended and restated Revolving Credit Agreement. The Company is in compliance with all other covenants, as amended, as of December 31, 2003.

At December 31, 2003, the Company also had debt financing with third parties of $118.3 million of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries (“Guarantor Subsidiaries”) but not of its foreign subsidiary. Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option, after April 15, 2002.

During 2003 the Company purchased an aggregate $25.7 million of its Senior Notes on the open market for $15.7 million resulting in a gain on extinguishment of debt of $9.4 million. The Company may from time to time in the future purchase material amounts of additional Senior Notes on the open market or in privately negotiated transactions. Such purchases would be subject to obtaining prior approval from the Company’s lenders.

On April 2, 2001, the Company executed a $10 million promissory note secured by certain real property and building improvements located in Mira Loma, California. On January 15, 2003, the Company was relieved of all of its obligations under the note upon the sale of its Mira Loma warehouse and distribution facility. The purchase price of $26.8 million was partially paid by the Buyer’s assumption of the $9.8 of indebtedness related to the Property and the remainder was paid in cash.

On January 31, 2004 the Company’s $.5 million credit facility under its Wallace de Puerto Rico subsidiary expired and was not renewed by the Company. At December 31, 2003 there were no borrowings outstanding under this facility and borrowing availability was $.5 million.

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

The Company believes that borrowings available under the Revolving Credit Facility, as amended and restated, will be sufficient to finance the Company’s working capital requirements, provide for all known obligations of the Company (including the obligations of the Company under the $118.3 million Notes and under its operating leases) and fund planned capital expenditures through December 31, 2004.

Contractual Obligations

The following table presents contractual obligations as of December 31, 2003:

	Payments due by period
($Millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$21.1	$5.6	$9.2	$5.2	$1.1
Advertsing costs	5.0	1.0	3.0	1.0	—
Interest on Senior Notes	42.8	13.0	26.0	3.8	—
Senior Notes	118.3	—	—	118.3	—

Total	$187.2	$19.6	$38.2	$128.3	$1.1

Significant Accounting Policies

The Company’s management is required to make estimates and assumptions in order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America.  While actual results could differ from these estimates and assumptions, the Company does not believe that such differences would have a material effect on its results of operations or financial position.  The Company’s significant accounting policies are included in Note 1 of the Notes to the consolidated financial statements.  The most significant accounting policies or estimates that underlie the preparation of the consolidated financial statements are the revenue recognition and depreciation policies, in addition to the judgments used to review long-lived assets for impairment.  Additionally, the Company’s depreciation policy reflects judgments on the estimated useful life of assets.

Allowance for Doubtful Accounts - Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligation together with a general provision for unknown but existing doubtful accounts.  Actual collection experience may improve or decline.

Inventories and Related Reserves for Obsolete and Excess Inventory - Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. The Company regularly reviews inventory values on hand using specific aging categories, and records a provision for obsolete and excess inventory based on historical usage and estimated future usage. As actual demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recorded a valuation allowance that represents operating loss carry forwards for which utilization is uncertain.  Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.

Environmental Liabilities - Our global operations are regulated by laws for the protection of the environment. Under various circumstances these laws may require remediation at sites where hazardous substances have been released and are endangering the environment.  We have expended substantial resources to comply with the applicable environmental laws and regulations. We believe we are in substantial compliance with these laws and regulations and we maintain procedures designed to foster and ensure compliance. However, we have been and may in the future be subject to formal or informal enforcement actions or proceedings regarding noncompliance with such laws or regulations, whether or not determined to be ultimately responsible, in the normal course of business.

Employee Benefit Plans - We provide a range of benefits to our employees, including pensions and some post retirement benefits. Annually we record expenses relating to these plans based on calculations specified by U.S. GAAP, which are dependent upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trends. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds. We review our actuarial assumptions on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

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

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the results of operations or financial position.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  This statement also requires disclosure about the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows.  SFAS No. 132 is effective for fiscal years ending after December 15, 2003, and the required disclosures have been presented in the financial statements.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or Eurodollar rate. The effect of a 10% change in the prime or the Eurodollar rate would not have a material impact on the Company’s financial results.  The Company also has fixed debt financing of $118.3 million of 11% Senior Notes due April 15, 2007 that had a fair value of $92.3 million as of December 31, 2003 based upon recent private market trades.  There is inherent rollover risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

The Company transacts sales and purchases primarily in U.S. dollars and maintains minimum cash balances denominated in foreign currencies.  The Company does not enter into foreign currency hedge transactions. Through December 31, 2003, foreign currency fluctuations have not had a material impact on the Company’s consolidated financial position or results of operations or cash flows in any one year and the Company does not believe that its exposure to foreign currency rate fluctuations is material.

ITEM 8.   Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Syratech Corporation:

We have audited the accompanying consolidated balance sheets of Syratech Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syratech Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets to conform to the provisions of SFAS No. 142 in 2002.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 29, 2004

SYRATECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and equivalents	$1,399	$1,399
Accounts receivable, net	31,543	32,934
Inventories	37,500	48,983
Deferred income taxes	16,613	20,649
Prepaid expenses and other	2,840	1,812
Assets held for sale	15,000	51,339
Total current assets	104,895	157,116

Property, Plant and equipment, net	11,478	42,250
Other assets, net	2,231	5,096
Total	$118,604	$204,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$7,518	$23,383
Accounts payable	9,821	7,938
Accrued expenses	10,559	11,230
Accrued interest	2,907	3,586
Accrued compensation	2,539	3,502
Accrued advertising	2,916	3,945
Income taxes payable	325	1,013
Deferred gain	1,990	—
Liabilities held for sale	1,538	2,233
Total current liabilities	40,113	56,830

Long - term debt	118,271	153,584
Deferred income taxes	6,982	15,434
Pension liability	2,308	2,674
Deferred gain	6,742	—
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, includes accrued and unpaid dividends of $20,549 and $16,419 in 2003 and 2002, respectively)	38,549	34,419
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(94,130)	(58,392)
Accumulated other comprehensive loss	(269)	(125)
Total stockholders’ equity	(55,812)	(24,060)
Total	$118,604	$204,462

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001

Net sales	$202,952	$208,951	$224,634
Cost of sales	146,136	157,490	155,842

Gross profit	56,816	51,461	68,792

Selling, general and administrative expenses	56,712	63,282	63,933
Asset dispositions, impairment of long-lived assets and restructuring costs	586	4,482	—
Other operating income	(9,446)	(1,852)	(9,201)

Operating income (loss) from continuing operations	8,964	(14,451)	14,060

Interest expense	(16,511)	(20,148)	(22,283)
Interest income	2	1	215

Income (loss) from continuing operations before provision (benefit) for income taxes	(7,545)	(34,598)	(8,008)

Provision (benefit) for income taxes	(2,194)	(11,597)	(1,614)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(5,351)	(23,001)	(6,394)

Discontinued Operations:
Loss from operations of discontinued subsidiaries	(26,257)	(6,386)	(5,074)

Net income (loss) before cumulative effect of a change in accounting principle	(31,608)	(29,387)	(11,468)

Cumulative effect of change in accounting principle	—	(6,225)	—

Net income (loss)	(31,608)	(35,612)	(11,468)

Preferred stock dividend accrued	4,130	3,688	3,293

Net income (loss) applicable to common stockholders	$(35,738)	$(39,300)	$(14,761)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(2.50)	$(7.05)	$(2.56)
Loss from operations of discontinued subsidiaries	(6.94)	(1.69)	(1.34)
Cumulative effect of change in accounting principle	—	(1.65)	—

Net income (loss) per common share	$(9.44)	$(10.39)	$(3.90)

Weighted-average number of shares outstanding	3,784	3,784	3,784

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(in thousands, except for share data)

			Cumulative Redeemable Preferred Stock			Accumulated Other Comprehensive Income / (Loss)

	Common Stock
	Shares	Amount	Shares	Amount	Deficit		Total

Balance, January 1, 2001	3,784,018	$38	18,000	$27,438	$(4,331)	$(921)	$22,224
Accrued preferred stock dividend				3,293	(3,293)		—
Comprehensive loss:
Translation adjustment						(245)	(245)
Minimum pension adjustment						(383)	(383)
Net loss					(11,468)		(11,468)
Total comprehensive loss							(12,096)
Balance, December 31, 2001	3,784,018	38	18,000	30,731	(19,092)	(1,549)	10,128

Accrued preferred stock dividend				3,688	(3,688)		—
Comprehensive loss:
Translation adjustment						750	750
Minimum pension adjustment						674	674
Net loss					(35,612)		(35,612)
Total comprehensive loss							(34,188)
Balance, December 31, 2002	3,784,018	38	18,000	34,419	(58,392)	(125)	(24,060)

Accrued preferred stock dividend				4,130	(4,130)		—
Comprehensive loss:
Translation adjustment						(188)	(188)
Minimum pension adjustment						44	44
Net loss					(31,608)		(31,608)
Total comprehensive loss							(31,752)
Balance, December 31, 2003	3,784,018	$38	18,000	$38,549	$(94,130)	$(269)	$(55,812)

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(31,608)	$(35,612)	$(11,468)
Less net loss from discontinued operations	26,257	6,386	5,074
Less effect of accounting change		6,225

Income (loss) from continuing operations	(5,351)	(23,001)	(6,394)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,641	7,846	7,292
Deferred income taxes	(4,416)	(6,468)	(3,891)
Pension liability	(366)	(135)	241
Impairment of long-lived assets	586
Gain on extinguishment of debt before income taxes	(9,446)	(1,852)	(459)
(Gain) loss on disposal of assets and other	(1,673)	569	81
Changes in assets and liabilities:
Accounts receivable	1,232	6,805	30,982
Inventories	11,483	12,133	10,114
Prepaid expenses and other	(1,028)	(162)	844
Accounts payable and accrued expenses	(1,959)	582	(6,842)
Income taxes payable	(688)	(247)	(1,894)
Net cash provided by (used in) operating activities from continuing operations	(4,985)	(3,930)	30,074

Net cash provided by (used in) operating activities from discontinued operations	7,939	187	20,383
Net cash provided by (used in) operating activities	2,954	(3,743)	50,457

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,442)	(2,136)	(5,605)
Net Proceeds from disposal of assets	29,945		191
Other	794	72	(65)
Net cash provided by (used in) investing activities from continuing operations	26,297	(2,064)	(5,479)

Net cash provided by (used in) investing activities from discontinued operations	2,257	(591)	(645)
Net cash provided by (used in) investing activities	28,554	(2,655)	(6,124)
Cash flows from financing activities:
Change in revolving loan facilities	(15,716)	6,378	(50,462)
Retirement of outstanding senior notes	(15,724)	(1,959)	(227)
Proceeds from long-term debt			10,000
Repayment of long-term debt		(140)	(73)
Other	(83)	(1,708)	(948)
Net cash provided by (used in) financing activities from continuing operations	(31,523)	2,571	(41,710)
Net cash provided by (used in) financing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(31,523)	2,571	(41,710)

Effect of exchange rate changes on cash and equivalents	15	624	(564)

Net increase (decrease) in cash and equivalents	—	(3,203)	2,059

Cash and equivalents, beginning of year	1,399	4,602	2,543

Cash and equivalents, end of year	$1,399	$1,399	$4,602

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share data)

1.  Business and Summary of Significant Accounting Policies

Business

Syratech Corporation designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products, including: sterling silver, silver-plated and stainless steel flatware, sterling silver, silver-plated and brass hollowware, picture frames and photo albums, glassware, woodenware and ceramics, fine porcelain boxes, figurines, waterglobes and Christmas ornaments, trim, lighting and tree skirts.  In connection with the anticipated disposition of it’s Rauch operations discussed in Note 3, the Company will be exiting the majority of its Christmas ball ornaments, trim and tree skirt product offerings.

Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Syratech Corporation and its domestic subsidiaries (the “Company”). Its subsidiaries include  Wallace International Silversmiths, Inc. and its subsidiaries (“Wallace”), Leonard Florence Associates, Inc. (“LFA”), Towle Manufacturing Company and its subsidiaries (“Towle”), Rochard, Inc. (“Rochard”), Rauch Industries, Inc. and its subsidiaries (“Rauch”), Silvestri Inc. (“Silvestri”), and its foreign subsidiary Syratech (H.K.) Ltd. (“Syratech H.K.”). All significant intercompany balances and transactions have been eliminated. Subsequent to year-end, the Company merged all domestic subsidiaries except Rauch into Syratech Corporation.

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

Revenue Recognition

Revenue is recognized when significant risks and rewards of ownership are transferred to the buyer, costs can be measured reliably and receipt of the future economic benefits is probable, typically when goods are shipped to customers. Additionally, the Company records an allowance for estimated returns, in compliance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” The Company provides allowances for estimated doubtful accounts and sales returns based on historical experience and evaluation of specific accounts. Such allowances related to continuing operations were comprised of the following:

	December 31,
	2003	2002

Sales returns and allowances	$8,606	$7,661
Doubtful accounts	1,451	1,744
	$10,057	$9,405

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company manages its cash credit risk by maintaining cash and cash equivalents with financial institutions that it believes are financially sound. In regards to accounts receivable, the Company performs on going credit evaluations of its customers. The Company sells its products to a multitude of customers in numerous geographical locations.

Customers

Substantially all customers are retailers. The Company does not provide its customers with any significant promotional allowances other than its co-operative advertising program. Customers in one geographic area do not constitute a significant portion of sales.  Sales to one customer did not represent more than 10% of 2003, 2002 and 2001 consolidated net sales from continuing operations, respectively. At December 31, 2003, no one customer represented more than 10 % of net accounts receivable of continuing operations. Including net accounts receivable of discontinuing operations for 2003, one customer represented 25.2% of net accounts receivable and another customer represented 16.3% of net accounts receivable.  At December 31, 2002, one customer represented  18.3% of net accounts receivable and another customer represented 13.8% of net accounts receivable.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted as of January 1, 2002.  SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also redefined qualifying discontinued operations.  Prior to January 1, 2002, the Company followed the provisions of SFAS No. 121,  requiring that  long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Accordingly, the adoption of SFAS No. 144 had no impact on the recorded amount of long-lived assets.

Other Assets

Other assets include deferred financing costs, the intangible asset related to its officers retirement plan and deposits. Deferred financing costs are being amortized using the interest method over the terms of the related debt. The following table presents the balances of deferred financing costs at December 31, 2003 and 2002.

	2003	2002

Deferred Financing Costs	$9,596	$11,719

Accumulated amortization	7,531	7,362

Net	$2,065	$4,357

Advertising Costs

Advertising costs are charged to operations when incurred. These costs are recorded in selling, general and administrative expenses and, for continuing operations, totaled $3,718, $3,847 and $3,576 in the years ended December 31, 2003, 2002 and 2001, respectively.

Financial Instruments

The carrying values of cash and equivalents, accounts receivable, accounts payable and borrowings under revolving credit facilities approximate fair value due to the short-term nature of these instruments. At December 31, 2003, the Company had debt financing of $118,271 of 11% Senior Notes (the “Senior Notes”). The fair value of the Senior Notes (Note 7) was estimated to be $92,251 as of December 31, 2003 and $83,489 as of December 31, 2002, based upon private market trades.

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

Environmental Costs

The Company provides for environmental remediation costs when they meet the requirements set forth in AICPA Statement of Position No. 96-1, Environmental Remediation Liabilities. The Company has accrued $0.5 million in 2003 related to continuing operations to address environmental clean-up costs related to the decommissioning of its North Dighton MA facility, and based upon currently available information, the Company does not expect that any additional costs of such compliance and clean-up will be material.

Earnings (Loss) Per Share

Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflect the impact of potential common shares from options and warrants, using the treasury stock method. There were no potential common shares in 2003, 2002 or 2001.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, and pension adjustments related to recording the minimum pension liability and maximum intangible asset. Accumulated other comprehensive income by component is as follows:

	December 31,
	2003	2002
Translation adjustment	$(269)	$(81)

Minimum pension adjustment	—	(44)
Total accumulated other comprehensive income	$(269)	$(125)

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or financial position.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  This statement also requires disclosure about the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows.  SFAS No. 132 is effective for fiscal years ending after December 15, 2003, and the required disclosures have been presented herein.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Cash Flow Information

Supplemental cash flow information is as follows:

Cash paid from continuing operations during the year for:

	2003	2002	2001

Interest	$15,623	$19,760	$20,619

Income taxes	$1,187	$2,639	$1,902

2.  Asset Dispositions, Impairment of Long-Lived Assets and Restructuring Costs

Asset Dispositions

On December 18, 2003, the Company sold its corporate headquarters office and distribution property in East Boston MA (“the Property”). The proceeds from the sale of the Property was $14,110, and the Company leased a portion of the property back from the buyer. A gain of $4,319 related to the sale of the Property will be recognized over the 60 month term of the lease, of which $3,498 is classified as a long term deferred gain at December 31, 2003. The entire gain has been deferred to future periods.

On January 15, 2003, the Company through an indirect wholly-owned subsidiary sold its warehouse property in Mira Loma CA (“the Mira Loma Property”). Net proceeds of the sale of $25,622 was further reduced by the Buyer’s assumption of $9,787 of the Company’s indebtedness related to the Mira Loma Property. The Buyer leased the Mira Loma Property back to the Company. The lease agreement provides for gradual reductions in the square footage leased by the Company during its 66 month term. A gain of $6,085 related to the sale of the Mira Loma Property will be recognized over the term of the lease.  For the year ended December 31, 2003, $1,673 of the gain was recognized, and $4,412 has been deferred to future periods, of which $3,244 is classified as a long term deferred gain at December 31, 2003.

Impairment of Long-Lived Assets and Restructuring Costs

	2003	2002	2001

Operating lease and contract cancellations	$—	$1,010	$—

Costs associated with unused space	—	2,054	—

Employee severance	—	1,418	—

Asset impairments	586	—	—
	$586	$4,482	$—

In 2002 the Company planned to reduce its Mira Loma CA warehouse space from approximately 886,000 square feet to approximately 644,000 square feet, which was completed in 2003. In 2004 the Company plans an additional reduction of its Mira Loma CA warehouse space to 424,000 square feet. In 2002, the Company had established an aggressive program of inventory reduction to accomplish the space reduction. As a result, the Company recorded a charge of $7,447 in 2002 to reduce inventory carrying values for anticipated losses resulting from the planned inventory reductions. In 2003, the Company recorded an additional inventory write-down of $3,172 in the fourth quarter of 2003 as a result of its plan to further reduce inventories and warehouse space and its decision to close its manufacturing facility in North Dighton, MA. Previously, the Company sold these goods through its normal programs and channels. These charges were included in cost of sales.

The Company recorded a charge of $1,010 in 2002 related to the early termination of certain equipment leases, the exit of two of its showrooms, and contract cancelation costs. In connection with the restructuring associated with the Mira Loma CA warehouse, the Company recorded employee separation payments of $1,418, of which $1,128 was unpaid at December 31, 2002 and no amounts remain unpaid at December 31, 2003.

In addition, the Company initiated restructuring programs focused on reducing its overall cost structure by eliminating excess capacity in its distribution, manufacturing, showroom and sourcing facilities as well as reductions in headcount and expense commitments. Restructuring charges in 2003 and 2002 are comprised of facility exit costs, employee separation payments, and the elimination of certain equipment lease and other commitments.  In the fourth quarter of 2002, due to excess capacity, the Company began executing a plan to remove from service portions of its leased space in its North Dighton MA manufacturing and distribution facility. The distribution operations were re-located to the Company’s Mira Loma CA warehouse during the first quarter of 2003. In November 2003, the Company made the decision to completely close the North Dighton MA facility. Operations are planned to cease by May 30, 2004.

A charge of $586 was recorded in 2003 to reflect the impairment of assets of the North Dighton MA manufacturing facility. In addition, the Company anticipates incurring approximately $1,533 in additional charges related to its closure. These estimated charges relate to operating leases and estimated severance. During 2002, the Company recorded a charge of $2,054 to recognize the future costs, primarily operating associated with unused space at the North Dighton MA facility.

During the fourth quarter of 2001, the Company recorded an asset impairment of $1,575 relating to excess equipment primarily relating to the consolidation of its Rauch manufacturing operations. The charge has been included in discontinued operations due to the decision to offer Rauch for sale (See Note 3).

3. Discontinued Operations

In December 2003, the Company formalized its decision to sell or liquidate Rauch.   The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”)” as of January 1, 2002. Accordingly, results of this operation have been classified as discontinued and prior periods have been restated. The Company incurred charges of $18,641 to reduce long-lived assets to estimated fair value and a write down of $7,530 to reduce inventory to its estimated liquidation value. The Company obtained a letter of intent from a prospective purchaser and is in the process of negotiating the terms of a proposed sale. It is anticipated that the sale of Rauch will occur in the second quarter of 2004. The Company anticipates incurring losses from operating activities of Rauch through the date of disposal and an estimated loss on disposition of $3 million.

Net sales and net income (loss) from discontinued operations from the sale of Rauch Industries, Inc. are as follows:

	2003	2002	2001

Net sales	$39,706	$43,509	$42,597

Pre-tax income (loss) from discontinued operations	$(26,204)	$458	$(5,415)
Income tax (provision) benefit	—	(179)	2,112
Net income (loss) from discontinued operations	$(26,204)	$279	$(3,303)

Assets and liabilities of the discontinued operation are as follows:

	2003	2002

Current assets	$15,000	$30,394
Property plant and equipment	—	17,492
Other assets	—	58
Current liabilities	(1,538)	(1,588)
Net assets of discontinued operation	$13,462	$46,356

In December 2002 the Company formalized its decision to offer for sale its indirect wholly owned subsidiary, C.J. Vander Ltd. and its subsidiaries. Accordingly, results of this operation were classified as discontinued at December 31, 2002. In connection with the proposed sale, which was consummated on March 21, 2003, the Company incurred charges of $5,305 to reduce this business to fair value less costs to sell were recorded in 2002.  Proceeds of the sale net of selling costs were approximately $2,750. In connection with the sale, two subsidiaries of the Company entered into agreements to supply certain products to the new company and one of its subsidiaries for a period of five years. In December 2002, the Company also recognized a pre-tax loss of $821 from discontinued operations ($533 net of a $288 tax benefit) related to worker’s compensation expense of its former subsidiary Syroco, Inc. which was sold in 1995. The Company does not expect any material losses in the future related to Syroco, Inc.

Net sales and net loss from discontinued operations from the sale of C.J. Vander Ltd. including the Syroco, Inc. adjustment are as follows:

	2003	2002	2001

Net sales	$1,675	$7,534	$7,711

Pre-tax loss from discontinued operations	$53	$6,953	$1,771
Income tax benefit	—	(288)	—
Net loss from discontinued operations	$53	$6,665	$1,771

Assets and liabilities of the discontinued operation are as follows:

	2003	2002

Current assets	—	$3,395
Property plant and equipment	—	—
Current liabilities	—	(645)
Net assets of discontinued operation	—	$2,750

4.     Inventories

Inventories by major classification are as follows:

	December 31,
	2003	2002

Raw materials	$3,418	$3,957
Work-in-process	942	1,313
Finished goods	33,140	43,713

Total	$37,500	$48,983

5.     Goodwill

The Company adopted SFAS No. 142  “Goodwill and Other Intangible Assets” as required in fiscal 2002. The implementation of SFAS 142 resulted in the Company recording a  non-cash, goodwill impairment charge of $6,225 as of January 1, 2002. The impairment results from a change in the criteria for the measurement of impairments from an undiscounted to a discounted cash flow method. This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but had no impact on cash flows. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company recorded approximately $341 of goodwill amortization in 2001. Under SFAS 142 goodwill amortization was not recorded during 2003 and 2002. The Company has not recorded any other specifically identified intangible assets for its intellectual property that includes copyrights and trademarks.

6.     Property, Plant and Equipment

Property, plant and equipment was comprised of the following:

	December 31,
	2003	2002

Land and improvements	$15	$6,078
Buildings and improvements	1,673	34,980
Tools and dies	18,490	18,652
Machinery and equipment	24,412	23,818
Other	3,818	4,210
Construction in progress	1,988	259

Total	50,396	87,997
Less accumulated depreciation	(38,918)	(45,747)

Net	$11,478	$42,250

Capitalized interest is not material to the Company’s consolidated financial statements in any year presented.  Commitments for the purchase of property, plant and equipment are not material to the Company’s consolidated financial statements at December 31, 2003.

7.     Revolving Loan Facilities and Notes Payable

Revolving Loan Facilities

The Company has a Senior Revolving Credit Facility (the “Revolving Credit Facility”) dated April 16, 1997 (amended effective as of July 31, 1997, December 31, 1997, March 30, 1998, December 31, 1998, March 26, 2001, August 13, 2001, March 22, 2002, November 12, 2002, December 18, 2002, March 20, 2003, March 6, 2004 and March 26, 2004).  At December 31, 2003, the obligations of the Company under the Revolving Credit Facility were secured by inventory and accounts receivable of the Company and its domestic subsidiaries, and by a pledge of 100% of the domestic subsidiaries’ and at least 65% of its foreign subsidiary’s outstanding capital stock.

On March 5, 2004, the Revolving Credit Facility was amended to eliminate the pledge of the outstanding capital stock of its domestic and foreign subsidiaries and, due to the Company’s plan to discontinue the Rauch business, to declare ineligible the inventory and accounts receivable of the Rauch subsidiary for purposes of determining borrowing capacity. The effect on borrowing capacity at the time of this amendment was approximately $2,000.

On March 26, 2004, the Revolving Credit Facility was further amended and restated. Under the terms of the restated agreement (i) the term of the facility was extended and now expires on March 31, 2006, (ii) maximum borrowings were reduced from $86,400 to $70,000, (iii) maximum borrowing capacity related to inventory was reduced from $55,000 to $30,000, iv) the Company’s optional interest rate was lowered to the Eurodollar rate plus 300 basis points (formerly plus 375 basis points) or the Prime rate plus 100 basis points, and (v) the provision for repurchases of the Company’s Senior Notes was eliminated. The restated agreement contains customary covenants of the Company, including but not limited to maximum capital expenditures and certain ratios of earnings before interest, income taxes, depreciation, and amortization and certain adjustments (“EBITDA”), to cash interest and to fixed charges, as defined. For any period of four fiscal quarters ended on or after December 31, 2004, the Company must have a minimum ratio of EBITDA to cash interest, as defined, of 1.0 to 1.0. For any period of four fiscal quarters ended on or after December 31, 2005, the Company must have a minimum ratio of EBITDA to fixed charges, as defined, of 1.0 to 1.0.  If fixed charges exceed EBITDA, as defined, by more than $5 million, for any period of four quarters ended on or after June 30, 2005, interest rates will be increased to the Eurodollar Rate plus 375 basis points or the Prime Rate plus 125 basis points. The Revolving Credit Facility, as restated, requires the Company to maintain minimum borrowing availability of $20,000 until April, 30, 2004, $7,500 from May 1, 2004 to December 30, 2004, $20,000 from December 31, 2004 through April 30, 2005, and then $7,500 until December 31, 2005 when it increases to $20,000 through the expiration of the facility.

At December 31, 2003, there was $7,518 outstanding under the Revolving Credit Facility and all of these borrowings bore interest at the Prime Rate plus 100 basis points. The weighted-average interest rate on borrowings outstanding under the Revolving Credit Facility for the year ended December 31, 2003 was 6.4%. Availability under the Revolving Credit Facility, net of outstanding letters of credit and minimum availability requirements, was approximately $26,693 at December 31, 2003. Non-compliance with the EBITDA covenant at December 31, 2003 was waived under the March 26, 2004 amended and restated Revolving Credit Agreement. The Company is in compliance with all other covenants, as amended, as of December 31, 2003.

Notes Payable

At December 31, 2003, the Company also had debt financing with third parties of $118,271 of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiaries (“Guarantor Subsidiaries”) but not of its foreign subsidiary (See Note 17). Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

During 2003 the Company, purchased an aggregate $25,675 million of its Senior Notes on the open market resulting in a pre-tax gain of $9,446 million.

The Company’s ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Senior Notes. The Senior Notes also include financial covenants, which are less restrictive than the covenants contained in the Revolving Credit Facility. Cross default provisions exist between the Senior Notes and the Revolving Credit Facility.

Other Debt Facilities

The Company had no borrowings outstanding under one of Wallace’s Puerto Rican subsidiaries’ $1,000 debt facility (the “Facility”), expiring on April 30, 2003. In May 2003, the Company renewed the credit facility. The renewed facility was reduced from $1,000 to $500 and expired on January 30, 2004. The Company did not renew the facility upon expiration.

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

8.     Income Taxes

The benefit for income taxes from continuing operations was comprised of the following:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$585	$(6,771)	$636
State	436	642	273
Foreign	1,201	1,001	1,372
	2,222	(5,128)	2,281
Deferred:
Federal	(2,555)	(6,077)	(3,562)
State	(1,834)	(392)	(333)
Foreign	(27)	—	—
	(4,416)	(6,469)	(3,895)
Total benefit	$(2,194)	$(11,597)	$(1,614)

The reconciliations between the Company’s effective income tax rate and the U.S. federal statutory rate from continuing operations were as follows:

	Year Ended December 31,
	2003	2002	2001

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal income tax benefit	0.6%	0.2%	1.6%
Foreign income taxes (including Puerto Rico)	6.2%	1.2%	10.8%
Other	(0.9)%	0.1%	2.4%
Effective income tax rate	(29.1)%	(33.5)%	(20.2)%

The components of loss before benefit for income taxes from continuing operations were comprised of the following:

	Year Ended December 31,
	2003	2002	2001

Domestic	$(14,642)	$(41,410)	$(17,341)
Foreign	7,097	6,812	9,333
Total	$(7,545)	$(34,598)	$(8,008)

Wallace’s Puerto Rican subsidiaries operate under grants from the Commonwealth of Puerto Rico exempting 90% of their income from taxation through December 2003.  Had the Company not been eligible for the tax exemption, net loss for 2003 would have increased by $440, net loss in 2002 would have increased by $762 and net loss for 2001 would have increased by $720, and basic and diluted earnings per share would have been decreased by approximately $.12, $.20 and $.19, for the years ended December 31, 2003, 2002 and 2001, respectively.

In July of 2003 the Company filed an application for a new tax grant with the Treasury Department. The Company has been in contact with the Treasury Department and it expects that the grant will be accepted as filed during 2004.  The Company requested that the grant be effective as of January 1, 2004 and provides for a flat income tax rate of 4%.

The tax effects of significant items comprising the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2003	2002

Accounts receivable	$4,307	$4,806
Asset impairment	9,167	—
Inventory	4,614	6,087
Reserves and accruals	3,361	3,427
Operating loss carryforwards	7,604	8,347
Other	579	501
Total	29,632	23,168
Valuation allowance	(13,019)	(2,519)
Net current deferred tax asset	$16,613	$20,649

Property, plant and equipment	$(1,389)	$(10,732)
Deferred compensation	699	812
Foreign earnings to be remitted	(6,292)	(5,514)

Net non-current deferred tax liability	$(6,982)	$(15,434)

The 2003 increase in the valuation allowance relates primarily to losses and temporary differences generated at Rauch. Upon the liquidation or sale of Rauch, these losses and temporary differences are expected to be capital in nature. The Company does not expect to generate sufficient capital gains in the future with which to offset these capital losses.

At December 31, 2003, the Company has available tax loss carryforwards in the United States of approximately $21,725 which will expire between the years 2018 and 2022.

9.   Commitments and Contingencies

The Company and its subsidiaries have various operating lease commitments for buildings and equipment. The lease agreements generally require the Company to pay insurance, real estate taxes, and maintenance and contain various renewal options. Future minimum rental payments for all non-cancelable operating leases for each of the next five years and thereafter are as follows:

2004	$5,636
2005	4,878
2006	4,350
2007	3,224
Subsequent to 2007	3,103

Rent expense for operating leases related to continuing operations was approximately $5,738, $5,005 and $4,456 in 2003, 2002, and 2001, respectively.

On April 16, 2003, the Company entered into a licensing agreement with V.E.W.LTD to produce a line of branded sterling silver, silverplate and stainless steel flatware and sterling silver giftware in association with designer Vera Wang. The agreement provides for minimum guaranteed royalties of $250 in 2003 and an aggregate of $1,925 for the 5 year period ending December 31, 2008. The Company is committed to advertising expenditures through December 2008 as follows:

2004	$1,000
2005	1,000
2006	1,000
2007	1,000
2008	1,000

Certain subsidiaries were contingently obligated for outstanding letters of credit, trade acceptances and similar instruments aggregating $5,189 at December 31, 2003 (Note 7).

10.   Employee Benefit Plans

The following information is provided in accordance with the provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.”

401(K) Savings Plans

The Company has three 401(k) savings plans (the “Plans”). The Plans cover substantially all employees of its domestic and Puerto Rican subsidiaries, and are subject to certain minimum age and length of employment requirements.  Under two of the Plans, the Company matched 50% of the first five hundred twenty dollars contributed by the participants’ to the plan and 30% of the remaining contributions made by the participants’ to the plan up to a maximum of 6% of compensation. Under the third Plan, the Company matched 35% of contributions up to 6% of compensation. The Company also has a savings plan, established in 1991, covering substantially all employees of the Company’s Hong Kong subsidiary. Under the Hong Kong plan, the Company contributed up to 10% of the participants’ compensation. The Company contributed an aggregate of $462, $444 and $669 to all of these plans in 2003, 2002 and 2001.

Officers Retirement Plan

The Company has employment agreements with certain officers for terms of three years.

Agreements with three of the Company’s officers provide for retirement benefit payments. Two agreements provide that the benefit payments be based upon two percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives’ retirement dates multiplied by the number of years of service. In addition, one of the agreements provides for a 100% survivor benefit for the executive’s spouse. One agreement provides for benefit payments based upon the greater of (i) $75 or (ii) one-half of one percent of the average total annual compensation (salary and bonus) for the three-year period preceding the executives’ retirement dates multiplied by the number of years of service.

These agreements provide for minimum annual salaries aggregating $1,984 and certain other benefits.  Pension expense is determined using assumptions at the beginning of the year. Assumptions used in determining the actuarial present value of the projected benefit obligation include a discount rate of 6.00% in 2003 and 6.75% in 2002 and 2001, and a rate of future increases in benefit compensation of 3%.

Components of net periodic benefit costs:

	2003	2002	2001

Service cost for benefits earned	$70	$100	$56
Interest cost benefit obligation	190	197	145
Amortization of prior service cost	38	38	(34)
Settlement loss	—	244	206
Amortization of loss	—	44	63
Net periodic pension cost	$298	$623	$436

Change in projected benefit obligation:

	2003	2002	2001

Benefit obligation at beginning of year	$3,066	$2,872	$2,727
Service cost	70	100	56
Amendments	0	836	0
Interest cost	190	197	145
Actuarial loss/(gain)	(556)	(287)	521
Payments	(111)	(652)	(577)
Benefit obligation at end of year	$2,659	$3,066	$2,872

Funded status as of December 31, 2003 and 2002:

	2003	2002
Funded status	$2,659	$3,066
Unrecognized prior service cost	(530)	(568)
Unrecognized gain/(loss)	119	(436)
Net amount recognized	$2,248	$2,062

Amounts recognized in the Consolidated Balance Sheets consist of:

	2003	2002
Accrued benefit liability	$2,248	$2,674
Intangible asset	—	(568)
Accumulated other comprehensive income	—	(44)
Net amount recognized	$2,248	$2,062

The Company expects to pay retirement benefits in each year from 2004 through 2013 as follows:

2004	$148
2005	148
2006	148
2007	148
2008	148
Thereafter	739

Total	$1,479

11.   Stockholders’ Equity

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

Dividends on shares of Cumulative Redeemable Preferred Stock are cumulative from the date of issue and are payable when and as declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis (whether or not declared) from the original date of issue at an annual rate per share equal to 12% of the original purchase price per share, with such amount to be compounded annually on each December 31 so that if the dividend is not paid for any year the unpaid amount will be added to the original purchase price of the Cumulative Redeemable Preferred Stock for the purpose of calculating succeeding years’ dividends. At December 31, 2003, $20,549 was accrued.

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

12.   Related-Party Transactions

Effective October 22, 2003, Leonard Florence resigned as Chairman of the Company’s Board of Directors. Mr. Florence, who founded Syratech in 1986 and is also a 9.6%  shareholder, stepped down as Chief Executive Officer on March 11, 2002. Under the terms of an agreement related to the resignation (i) Mr. Florence resigned as an officer and director of the Company and its subsidiaries and was released from his obligation to provide advisory services to the Company; (ii) the Company paid Mr. Florence $750, and also $25 of his legal expense, and is obligated to pay Mr. Florence an additional $200 in January 2005; (iii) the Company was relieved of its obligation to provide medical benefits after January 22, 2004 and (iv) the Company agreed to reimburse certain secretarial and office costs through April 16, 2005. The charges for these amounts aggregating $1,215 are included in selling, general and administrative expenses in the 2003 consolidated statement of operations.

In connection with the 1997 merger between the Company and THL Transaction I Corp, a Delaware corporation, controlled by affiliates of Thomas H. Lee Partners, L.P. (“THL”), the Company entered into a Management Agreement with THL. The Company paid and expensed $450 in 2003, 2002 and 2001 under this arrangement. THL and affiliates own 59.9% of the outstanding common stock and 89.9% of the preferred stock of the Company.

A to Z Event Sales (“A to Z”) purchased from the Company merchandise in the amount of approximately $56 for the year ended December 31, 2003 at terms and prices consistent with those offered to comparable customers. Robert Meers, President, Chief Executive Officer and a Director of the Company has been a director of A to Z since 2003 and indirectly owns 26.7% of A to Z.  Michael Meers, Vice President of Operations of A to Z is the son of Robert Meers.

13.   Segment Disclosures

The Company has identified only one distinct and reportable segment: Home Entertainment and Decorative Products. The Company has determined that it only has one reportable segment meeting the criteria established under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, as the Company’s chief operating decision maker, as defined, (determined to be the Chief Executive Officer and President) and the Board of Directors do not manage any part of the Company separately and review and evaluate only the Company’s consolidated operating results.

The Company’s operations and sales activities are conducted primarily in the United States of America (U.S.), with only two locations representing, individually, more than 10% of revenues or income from operations: the U.S. and Hong Kong. The Company has classified Rauch and C.J. Vander as discontinued operations. Rauch and C.J. Vander conduct operations in the United States and Europe, respectively. The related revenues and income from operations are excluded from the following information.

The following presents information in accordance with SFAS No. 131:

	Year Ended December 31,
	2003	2002	2001

Geographic Location:
Net sales from continuing operations:
United States	$148,827	$155,815	$169,492
Hong Kong	54,125	53,136	55,142
Total	$202,952	$208,951	$224,634

Operating income (loss) from continuing operations:
United States	$1,942	$(20,722)	$5,460
Hong Kong	7,022	6,271	8,600
Total	$8,964	$(14,451)	$14,060

Identifiable assets:
United States	$97,245	$147,998	$168,666
Hong Kong	6,359	5,125	6,979
Discontinued operations	15,000	51,339	62,557
Total	$118,604	$204,462	$238,202

14.   Litigation

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

15.   Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2003:
Net sales	$40,551	$35,495	$70,644	$56,262
Gross profit	10,984	10,339	22,980	12,513
Operating income (loss) from continuing operations	7,237	(2,506)	8,139	(3,906)
Income (loss) from continuing operations before provision (benefit) for income taxes	2,999	(6,416)	4,029	(8,157)
Income (loss) from continuing operations	2,119	(3,516)	1,596	(5,550)
Discontinued operations:
Loss from operations of discontinued subsidiary	(895)	(693)	1,906	(26,575)
Net income (loss)	1,224	(4,209)	3,502	(32,125)
Preferred stock dividend accrued	1,032	1,033	1,033	1,032
Net income (loss) applicable to common stockholders	192	(5,242)	2,469	(33,157)

Basic and diluted income (loss) per share:

Income (loss) from continuing operations	$0.29	$(1.20)	$0.15	$(1.74)
Loss from operations of discontinued subsidiary	(0.24)	(0.18)	0.50	(7.02)
Net income (loss) per common share	$0.05	$(1.38)	$0.65	$(8.76)
Weighted-average number of shares outstanding	3,784	3,784	3,784	3,784

Certain adjustments as described in Notes 2 and 3 were recorded in the fourth quarter of 2003.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2002:
Net sales	$38,207	$37,895	$77,645	$55,204
Gross profit	11,463	11,972	24,583	3,443
Operating income (loss) from continuing operations	(1,558)	(2,508)	7,981	(18,366)
Income (loss) from continuing operations before provision (benefit) for income taxes	(6,469)	(13,610)	2,928	(17,447)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(5,219)	(11,955)	2,552	(8,379)
Discontinued operation:
Loss from operations of discontinued subsidiary	(1,008)	(1,065)	692	(5,005)
Cumulative effect of change in accounting principle	(6,225)	—	—	—
Net income (loss)	(12,452)	(13,020)	3,244	(13,384)
Preferred stock dividend accrued	(921)	(923)	(922)	(922)
Net income (loss) applicable to common stockholders	(13,373)	(13,943)	2,322	(14,306)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before cumulative change in accounting principle	$(1.62)	$(3.40)	$0.43	$(2.46)
Loss from operations of discontinued subsidiary	(0.27)	(0.28)	0.18	(1.32)
Cumulative effect of change in accounting principle	(1.65)	—	—	—
Net income (loss) per common share	$(3.54)	$(3.68)	$0.61	$(3.78)
Weighted-average number of shares outstanding	3,784	3,784	3,784	3,784

Certain adjustments as described in Notes 2 and 3 were recorded in the fourth quarter of 2002.

16.   Supplemental Consolidating Financial Statements

The following supplemental consolidating financial statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries (Note 7).  Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

December 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$27	$1,372	$	$1,399
Accounts receivable, net		27,715	3,828		31,543
Inventories		36,806	694		37,500
Deferred income taxes	3,753	12,833	27		16,613
Prepaid expenses and other	113	2,564	163		2,840
Assets held for sale		15,000			15,000
Total current assets	3,866	94,945	6,084	—	104,895

Property, plant and equipment, net		11,203	275		11,478
Other assets, net	3,171	166		(1,106)	2,231
Investment	49,665	27,702		(77,367)	—
Total	$56,702	$134,016	$6,359	$(78,473)	$118,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$7,518	$—	$	$7,518
Accounts payable		5,729	4,092		9,821
Accrued expenses	39	10,285	235		10,559
Accrued interest	3,832	(925)			2,907
Accrued compensation		1,803	736		2,539
Accrued advertising		2,916			2,916
Income taxes payable	(7,280)	4,117	773	2,715	325
Deferred Gain		1,990			1,990
Liabilities held for sale		1,538			1,538
Total current liabilities	(3,409)	34,971	5,836	2,715	40,113
Long-term debt	165,000			(46,729)	118,271
Deferred income taxes	6,293	689			6,982
Pension liability		2,308			2,308
Deferred Gain		6,742			6,742
Intercompany (receivable) payable	28,896	15,473	(42,977)	(1,392)	—
Stockholders’ equity	(140,078)	73,833	43,500	(33,067)	(55,812)
Total	$56,702	$134,016	$6,359	$(78,473)	$118,604

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

December 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$	$331	$1,068	$	$1,399
Accounts receivable, net		30,519	2,415		32,934
Inventories		48,514	428	41	48,983
Deferred income taxes	5,829	14,820			20,649
Prepaid expenses and other	113	1,420	279		1,812
Assets held for sale		47,944	3,395		51,339
Total current assets	5,942	143,548	7,585	41	157,116

Property, plant and equipment, net		42,161	140	(51)	42,250
Other assets, net	4,737	960		(601)	5,096
Investment	49,665	11,978		(61,643)
Total	$60,344	$198,647	$7,725	$(62,254)	$204,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$23,383	$	$	$23,383
Accounts payable		5,042	2,896		7,938
Accrued expenses	40	10,089	1,101		11,230
Accrued interest	3,832	(246)			3,586
Accrued compensation		2,747	755		3,502
Accrued advertising		3,945			3,945
Income taxes payable	(6,083)	4,477	(90)	2,709	1,013
Liabilities held for sale		1,588	645		2,233
Total current liabilities	(2,211)	51,025	5,307	2,709	56,830
Long-term debt	165,000	9,638		(21,054)	153,584
Deferred income taxes	5,515	9,919			15,434
Pension liability		2,674			2,674
Intercompany (receivable) payable	13,570	22,406	(34,584)	(1,392)
Stockholders’ equity	(121,530)	102,985	37,002	(42,517)	(24,060)
Total	$60,344	$198,647	$7,725	$(62,254)	$204,462

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$148,827	$105,723	$(51,598)	$202,952
Cost of sales		110,752	86,982	(51,598)	146,136

Gross profit		38,075	18,741		56,816

Selling, general and administrative expenses	450	44,543	11,719		56,712
Asset disposition, impairments, restructuring		586			586
Other operating income	(9,446)				(9,446)

Operating income (loss) from continuing operations	8,996	(7,054)	7,022	—	8,964

Interest expense	(19,808)	3,223	74		(16,511)
Interest income		1	1		2

Income (loss) from continuing operations before provision (benefit) for income taxes	(10,812)	(3,830)	7,097		(7,545)

Provision (benefit) for income taxes	(1,711)	(1,657)	1,174		(2,194)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(9,101)	(2,173)	5,923	—	(5,351)

Discontinued Operations:
Loss from operations of discontinued subsidiaries		(27,019)	(15,201)	15,963	(26,257)

Net income (loss) before cumulative effect of a change in accounting principle	(9,101)	(29,192)	(9,278)	15,963	(31,608)

Cumulative effect of change in accounting principle

Net income (loss)	(9,101)	(29,192)	(9,278)	15,963	(31,608)

Preferred stock dividend accrued	4,130				4,130

Net income (loss) applicable to common stockholders	$(13,231)	$(29,192)	$(9,278)	$15,963	$(35,738)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$112,515	$113,974	$(17,538)	$208,951
Cost of sales		80,816	94,212	(17,538)	157,490

Gross profit		31,699	19,762	—	51,461

Selling, general and administrative expenses	450	49,513	13,319		63,282
Asset dispositions, impairment of long-lived assets		4,310	172		4,482
Other operating income	(1,852)	—			(1,852)

Operating income (loss) from continuing operations	1,402	(22,124)	6,271	—	(14,451)

Interest expense	(20,305)	(384)	541		(20,148)
Interest income		—	1		1

Income (loss) from continuing operations before provision (benefit) for income taxes	(18,903)	(22,508)	6,813	—	(34,598)

Provision (benefit) for income taxes	(4,582)	(8,016)	1,001		(11,597)

Income (loss) from continuing operations	(14,321)	(14,492)	5,812	—	(23,001)

Discontinued Operations:
Loss from operations of discontinued subsidiaries		(254)	(6,132)		(6,386)

Net income (loss) before cumulative effect of a change in accounting principle	(14,321)	(14,746)	(320)	—	(29,387)

Cumulative effect of change in accounting principle		(6,225)			(6,225)

Net income (loss)	(14,321)	(20,971)	(320)	—	(35,612)

Preferred stock dividend accrued	3,688				3,688

Net income (loss) applicable to common stockholders	$(18,009)	$(20,971)	$(320)	$—	$(39,300)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$	$170,051	$114,146	$(59,563)	$224,634
Cost of sales		123,851	91,554	(59,563)	155,842

Gross profit		46,200	22,592	—	68,792

Selling, general and administrative expenses	450	49,491	13,992	—	63,933
Asset dispositions and impairment of long-lived assets		—	—		—
Other operating income	(459)	(8,742)			(9,201)

Operating income (loss) from continuing operations	9	5,451	8,600	—	14,060

Interest expense	(20,567)	(2,434)	718		(22,283)
Interest income		200	15		215
Dividend income	5,680			(5,680)	—

Income (loss) from continuing operations before provision (benefit) for income taxes	(14,878)	3,217	9,333	(5,680)	(8,008)

Provision (benefit) for income taxes	(4,169)	1,183	1,372		(1,614)

Income (loss) from continuing operations	(10,709)	2,034	7,961	(5,680)	(6,394)

Discontinued Operations:
Loss from operations of discontinued subsidiaries		(3,303)	(1,771)		(5,074)

Net income (loss)	(10,709)	(1,269)	6,190	(5,680)	(11,468)

Preferred stock dividends accrued	3,293				3,293

Net income (loss) applicable to common stockholders	$(14,002)	$(1,269)	$6,190	$(5,680)	$(14,761)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(9,101)	$(29,192)	$(9,278)	$15,963	$(31,608)
Less net (income) loss from discontinued operations		27,019	15,201	(15,963)	26,257
Less effect of accounting change					—

Income (loss) from continuing operations	(9,101)	(2,173)	5,923	0	(5,351)

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,649	4,884	108		6,641
Deferred income taxes	2,854	(7,243)	(27)		(4,416)
Impairment of long-lived assets and other asset dispositions		586			586
Gain on extinguishment of debt, before income taxes	(9,446)				(9,446)
(Gain) or loss on disposal of assets		(1,680)	7		(1,673)
Pension liability		(366)			(366)
Increase (decrease) in assets and liabilities
Accounts receivable		2,645	(1,413)		1,232
Inventories		11,749	(266)		11,483
Prepaid expenses and other		(1,144)	116		(1,028)
Accounts payable and accrued expenses	(2)	(2,268)	311		(1,959)
Income taxes payable	(1,197)	(354)	863		(688)
Intercompany account	15,326	(6,933)	(8,393)	—
Net cash (used in) provided by operating activities	83	(2,297)	(2,771)	—	(4,985)
Net cash provided by (used in) operating activities from discontinued operations		7,160	779		7,939
Net cash provided by (used in) operating activities	83	4,863	(1,992)	—	2,954

Cash flows from investing activities:
Purchases of property, plant and equipment		(4,192)	(250)		(4,442)
Proceeds from disposal of assets		29,945	—		29,945
Other		794			794
Net cash (used in) investing activities from continuing operations	—	26,547	(250)	—	26,297
Net cash provided by (used in) investing activities from discontinued operations		(493)	2,750		2,257
Net cash provided by (used in) investing activities	—	26,054	2,500	—	28,554

Cash flows from financing activities:
Net borrowings under revolving loan facilities		(15,716)	—		(15,716)
Retirement of outstanding senior notes		(15,724)	—		(15,724)
Other	(83)	—			(83)
Net cash provided by (used in) financing activities from continuing operations	(83)	(31,440)	—	—	(31,523)

Effect of exchange rate changes on cash and equivalents		219	(204)		15

Net increase (decrease) in cash and equivalents	—	(304)	304	—	—

Cash and equivalents, beginning of year	—	331	1,068		1,399

Cash and equivalents, end of year	$—	$27	$1,372	$—	$1,399

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(14,321)	$(20,971)	$(320)	$—	$(35,612)
Less net loss from discontinued operations		254	6,132		6,386
Less effect of accounting change		6,225			6,225
Income (loss) from continuing operations	(14,321)	(14,492)	5,812	—	(23,001)

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,691	6,006	149		7,846
Deferred income taxes	(4,129)	(2,339)			(6,468)
Pension liability		(135)			(135)
Gain on extinguishment of debt, before income taxes	(1,852)				(1,852)
(Gain) or loss on disposal of assets		561	8		569
Increase (decrease) in assets and liabilities:
Accounts receivable		5,047	1,758		6,805
Inventories		12,329	(196)		12,133
Prepaid expenses and other	—	(85)	(77)		(162)
Accounts payable and accrued expenses	1	1,070	(489)		582
Income taxes payable	6,604	(6,281)	(570)		(247)
Intercompany account	13,624	(8,742)	(4,882)
Net cash provided by (used in) operating activities from continuing operations	1,618	(7,061)	1,513	—	(3,930)
Net cash provided by (used in) operating activities from discontinued operations		2,675	(2,488)		187
Net cash provided by (used in) operating activities	1,618	(4,386)	(975)	—	(3,743)

Cash flows from investing activities:
Purchases of property, plant and equipment		(2,047)	(89)		(2,136)
Other	—	72			72

Net cash provided by (used in) investing activities from continuing operations	—	(1,975)	(89)	—	(2,064)
Net cash provided by (used in) investing activities from discontinued operations		(575)	(16)		(591)
Net cash provided by (used in) investing activities	—	(2,550)	(105)	—	(2,655)

Cash flows from financing activities:
Net borrowings under revolving loan facilities		6,378			6,378
Retirement of outstanding senior notes		(1,959)			(1,959)
Proceeds from long-term debt
Retirement of outstanding senior notes		(140)			(140)
Other	(1,618)	(90)			(1,708)
Net cash provided by (used in) financing activities from continuing operations	(1,618)	4,189			2,571
Net cash provided by (used in) financing activities from discontinued operations
Net cash provided by (used in) financing activities	(1,618)	4,189			2,571

Effect of exchange rate changes on cash and equivalents		(171)	795		624

Net decrease in cash and equivalents		(2,918)	(285)		(3,203)

Cash and equivalents, beginning of year		3,249	1,353		4,602

Cash and equivalents, end of year	$—	$331	$1,068	$—	$1,399

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(10,709)	$(1,269)	$6,190	$(5,680)	$(11,468)
Less net loss from discontinued operations		3,303	1,771		5,074
Income (loss) from continuing operations	(10,709)	2,034	7,961	(5,680)	(6,394)

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,768	5,189	335		7,292
Deferred income taxes	(1,562)	(2,329)			(3,891)
Pension liability		241			241
Gain on extinguishment of debt before income taxes	(459)				(459)
Dividend income	(5,680)			5,680
(Gain) loss on disposal of assets and other		73	8		81

Increase (decrease) in assets and liabilities:
Accounts receivable		30,996	(14)		30,982
Inventories		9,816	298		10,114
Prepaid expenses and other		749	95		844
Accounts payable and accrued expenses	(2)	(6,042)	(798)		(6,842)
Income taxes payable	(2,606)	578	134		(1,894)
Intercompany account	19,931	(11,907)	(8,024)	—	—
Net cash provided by (used in) operating activities from continuing operations	681	29,398	(5)	—	30,074
Net cash provided by (used in) operating activities from discontinued operations		20,320	63		20,383
Net cash provided by (used in) operating activities	681	49,718	58	—	50,457

Cash flows from investing activities:
Purchases of property, plant and equipment		(5,515)	(90)		(5,605)
Proceeds from disposal of assets		191	—		191
Other		(65)			(65)

Net cash provided by (used in) investing activities from continuing operations		(5,389)	(90)		(5,479)
Net cash provided by (used in) investing activities from discontinued operations		(637)	(8)		(645)
Net cash provided by (used in) investing activities	—	(6,026)	(98)	—	(6,124)

Cash flows from financing activities:
Change in revolving loan facilities		(50,462)			(50,462)
Retirement of outstanding senior notes		(227)			(227)
Proceeds from long-term debt		10,000			10,000
Repayment of long-term debt		(73)			(73)
Other	(681)	(267)			(948)

Net cash provided by (used in) financing activities from continuing operations	(681)	(41,029)			(41,710)
Net cash provided by (used in) financing activities from discontinued operations
Net cash provided by (used in) financing activities	(681)	(41,029)			(41,710)

Effect of exchange rate changes on cash and equivalents		(382)	(182)		(564)

Net increase (decrease) in cash and equivalents		2,281	(222)		2,059

Cash and equivalents, beginning of year		968	1,575		2,543

Cash and equivalents, end of year	$—	$3,249	$1,353	$—	$4,602

ITEM 9.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable

ITEM 9A.   Controls and Procedures

Syratech management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time. In connection with the evaluation by Syratech management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the year ended December 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   Directors and Executive Officers Of The Registrant

Name	Age	Principal Occupation	Director Since
Robert Meers	60	President and Chief Executive Officer of the Company, and Director	2002
Melvin L. Levine	72	Vice President of Purchasing of the Company, Director	1989
Alan R. Kanter	51	Vice President of Sales of the Company, Director	1997
Gregory W. Hunt	47	Senior Vice President, Chief Financial Officer and Treasurer, Director	2001
Faye A. Florence	47	Vice President and General Counsel; Secretary of the Company	—
David V. Harkins	63	Director	1997
Thomas M. Hagerty	41	Director	1997
Scott A. Schoen	45	Director	1997
Kent R. Weldon	36	Director	1997
George R. Taylor	33	Director	2000

Robert Meers was named President and Chief Executive Officer of the Company in March, 2002.  Prior to joining the Company, Mr. Meers was Chairman of BBM Holding, Inc., a specialty retailer and an importer/exporter in the food industry, from 1999 to 2002.  Prior thereto, Mr. Meers was Executive Vice President of Reebok International Ltd. from February 1994 and President and Chief Executive Officer of the Reebok Division from October 1995.

Melvin L. Levine has been a Vice President of the Company and certain of its subsidiaries since September 1986. Mr. Levine has been an executive in the tabletop and giftware products industry for more than 45 years. He became a director of the Company in May 1989.

Alan R. Kanter has been a Vice President of the Company and a subsidiary of the Company since September 1986. He became a director of the Company in April 1997.  Mr. Kanter has been employed in the tabletop and giftware industry for more than 30 years.

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

David V. Harkins has been affiliated with Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company since its founding in 1974 and currently serves as President of Thomas H. Lee Partners, L.P. Mr. Harkins also serves as President of Thomas H. Lee Advisors, LLC and Thomas H. Lee Management Company and Vice President of THL Equity Holdings III, Inc. Mr. Harkins also founded National Dentex Corporation and currently serves as Chairman of the Board.  He is also currently a director of Cott Corporation, and Metris Companies Inc.

Thomas M. Hagerty has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1988 and currently serves as a Managing Director.  Mr. Hagerty is also a director of Affordable Residential Communities, Cott Corporation, Metris Companies Inc., and MGIC Investment Corporation.

Scott A. Schoen has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1986 and currently serves as a Senior Managing Director. In addition, Mr. Schoen is a Trustee of THL Equity Trust III, the general partner of THL Equity Advisors III, L.P., which is the general partner of Thomas H. Lee Equity Fund III, L.P. Mr. Schoen is also a director of AXIS Capital Holdings Limited, Affordable Residential Communities (A.R.C), The Simmons Company, TransWestern Publishing, L.P., United Industries Corporation and Wyndham International.

Kent R. Weldon has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, from 1991 until 1993 and since 1995, when he rejoined the firm.  He currently serves as a Managing Director.  Prior to joining Thomas H. Lee Partners, L.P., Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department.  Mr. Weldon is a Vice President of THL Equity Trust III, the General Partner of THL Equity Advisors III, L.P., which is the General Partner of Thomas H. Lee Equity Fund III, L.P.  Mr. Weldon also serves as a director of Michael Food, Inc. and FairPoint Communications, Inc.

George R. Taylor has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, from 1996 until 1998 and since 2000, when he rejoined the firm. He currently serves as a Vice President.  Prior to joining the firm he was a financial analyst at ABS Capital Partners of Baltimore. Mr. Taylor currently serves as a director of the Simmons Company.

Meetings Of The Board Of Directors

The Board of Directors consists of Robert Meers, Melvin L. Levine, Alan R. Kanter, Gregory W. Hunt, David V. Harkins, Thomas M. Hagerty, Scott A. Schoen, Kent R. Weldon and George R. Taylor. Leonard Florence was a director and Chairman of the Board until his resignation on October 22, 2003.  The Committees of the Board include an Audit Committee and a Compensation and Stock Option Committee.

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

ITEM 11.   Executive Compensation

The following table sets forth for the fiscal years ended December 31, 2003, 2002 and 2001 the compensation awarded to, earned by or paid to the Chief Executive Officer, and the four other most highly compensated executive officers serving at December 31, 2003, and an additional person no longer serving at December 31, 2003.

Summary Compensation Table

	Fiscal Year	Annual Compensation (1)		All Other Compensation
Name and Principal Position		Salary	Bonus
		$	$	$

Robert Meers (2),(3)	12/31/2003	$475,000	$—	$29,799
President and Chief Executive Officer	12/31/2002	$395,833	$—	$18,663
	12/31/2001	N/A	N/A	N/A

Gregory W. Hunt (2),(4)	12/31/2003	$350,000	$—	$6,525
Senior Vice President, Chief Financial	12/31/2002	$325,000	$150,000	$4,054
Officer and Treasurer	12/31/2001	$147,708	$100,000	$—

Alan R. Kanter (2),(5)	12/31/2003	$415,000	$—	$6,643
Vice President of Sales	12/31/2002	$432,319	$—	$6,223
	12/31/2001	$390,000	$109,200	$3,254

Melvin L. Levine (2),(5)	12/31/2003	$465,423	$—	$4,869
Vice President of Purchasing	12/31/2002	$406,870	$—	$6,223
	12/31/2001	$390,000	$109,200	$3,254

Faye A. Florence (2)	12/31/2003	$240,000	$—	$5,851
Vice President , General Counsel	12/31/2002	$240,000	$—	$5,191
and Secretary	12/31/2001	$223,750	$28,800	$3,254

Leonard Florence (5),(6)	12/31/2003	$1,208,925		$173,969
Chairman of the Board	12/31/2002	$1,539,348		$6,755
until October 22, 2003	12/31/2001	$1,150,000	$323,000	$3,254

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

(2)               Amounts reported under All Other Compensation include an automobile allowance for Mr. Meers. All other amounts to the accounts of Messrs. Meers, Levine, Kanter, Hunt, and Ms. Florence represent payments for long term disability insurance and contributions made by the Company pursuant to the Company’s 401(k) Plan.

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

(6)               Mr. Florence was Chairman of the Board and served in an advisory capacity until his resignation on October 22, 2003. Amounts reported as salary for the year ended December 31, 2003 represent compensation for his services as an advisor to the Company and $950,000 under the terms of an agreement related to his resignation, of which $200,000 has been deferred until January 2005. Amounts included under the heading All Other Compensation for Mr. Florence for the year ended December 31, 2003 include reimbursement of $25,000 of his legal expenses and $142,234 for the reimbursement of certain secretarial and office costs from the date of resignation through April 15, 2005 in accordance with the resignation agreement. All other amounts reported under the heading All Other Compensation represent payments for long term disability insurance and contributions made by the Company pursuant to the Company’s 401(k) Plan. Amounts reported as salary for the year ended December 31, 2002 include compensation for the period he was Chief Executive Officer and for the period that he served in an advisory capacity, and include a one time payment of $655,000 related to his service to the Company.

Stock Option Grants

In June 2002 the stockholders approved the 2002 Stock Incentive Plan (the “2002 Plan”). At December 31, 2003 no options had been granted under the 2002 Plan, therefore there were no grants of stock options to any of the named executive officers during the fiscal year 2002. The Company does not grant stock appreciation rights (“SARs”) of any kind.

Option Exercises/Value Of Unexercised Options

At December 31, 2003 no options had been granted under the 2002 Plan, therefore no stock options were exercised during fiscal year 2003 and there are no unexercised options at December 31, 2003.

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

The Company was a party to employment agreements with the Chairman and certain of the named executive officers during fiscal year 2003. Such agreements were approved by both the Committee and the Board of Directors of the Company and fixed the minimum salary levels of the Chairman and such officers. The Employment agreements with two of its officers, were amended in January, 2002 and April 2002, one reflecting changes to the annual retirement benefits to be received and the other extending the Agreement for one (1) year. Employment agreements were entered into as of June 2001 and March 2002 with two additional officers.

In evaluating the compensation paid to the Chief Executive Officer, Mr. Meers, the Committee evaluates certain factors. The Committee, following an analysis of the Company’s overall performance and financial results, establishes Mr. Meer’s overall compensation. Additionally, Mr. Meer’s performance in his position is reviewed in conjunction with his ongoing ability to provide the necessary direction for the Company’s continued growth.

Employment Agreements

The Company entered into an employment agreement with Robert Meers, effective as of March 11, 2002 (the “Meers Employment Agreement”) as President and Chief Executive Officer of the Company.  The Meers Employment Agreement provides for the services of the Executive for a period of three (3) years at a minimum base salary of not less than Four Hundred Seventy Five Thousand Dollars ($475,000) annually. The Executive is eligible to receive a percentage of Base Salary as an annual incentive bonus based on the Company’s actual EBITDA with respect to each such fiscal year compared with the Company’s EBITDA for such fiscal year as projected by the Board, prior to such year’s commencement.

The Company entered into an employment agreement with Gregory W. Hunt, effective as of June 1, 2001 (the “Hunt Employment Agreement”) as Senior Vice President, Chief Financial Officer and Treasurer of the Company.  The Hunt Employment Agreement provides for the services of the Executive for a period of three (3) years at a minimum base salary of not less than Three Hundred Twenty Five Thousand Dollars ($325,000) annually and a guaranteed bonus of $100,000 for the period ended December 31, 2001 was paid.  The Executive is eligible to receive future annual performance bonuses based on the Company’s actual EBITDA with respect to each such fiscal year compared with the Company’s EBITDA for such fiscal year as projected by the Board, prior to such year’s commencement or at the discretion of the Compensation Committee.

The Company entered into an employment agreement (the “Kanter Employment Agreement”) with Alan R. Kanter, Vice President of Sales of the Company, as of August 16, 1991 (amended effective as of July 27, 1996, January 31, 1997, and January 1, 2002). The agreement with Mr. Kanter, as amended, provides that unless otherwise terminated by the Company as provided in the Kanter Employment Agreement, his term of full-time employment would continue until the third anniversary of receipt of a notice of termination given by the Company to the executive or by such executive to the Company. The Company may, at its discretion, but without any obligation, increase Mr. Kanter’s base salary during the term of full-time employment. Once the base salary shall have been increased, it shall not thereafter be decreased without his written consent. The Kanter Employment Agreement obligates Mr. Kanter to provide certain advisory services to the Company following the term of his full-time employment (the “Advisory Period”) and provides for Mr. Kanter to receive annual compensation during the Advisory Period in an amount equal to not less than 25% of his base salary during the final year of his full-time employment. The period during which Mr. Kanter has agreed to provide advisory services to the Company (and to be bound by a non-competition agreement) following the term of his full-time employment will be the three years with such advisory period and the coextensive non-competition covenant being subject to termination at the election of the Company on six months prior notice to the executive. The Kanter Employment Agreement, as amended provides for annual retirement benefit payments to Mr. Kanter or his surviving spouse equal to the greater of Seventy Five Thousand Dollars ($75,000.) or 2% of his average total compensation (i.e. base salary and bonus compensation) in the three years prior to reaching age sixty-five or termination of his employment, whichever occurs later, multiplied by the number of years of service to the Company.  Mr. Kanter’s current base salary is $415,000 per annum.

The employment agreement with Mr. Kanter, as amended, provides for retirement benefit payments determined and payable in accordance with the agreement.. The following table shows the estimated annual benefits payable to Mr. Kanter upon retirement based upon various compensation levels and years of service.

PENSION PLAN TABLE

	Years of Service
REMUNERATION	15	20
400,000	120,000	160,000
500,000	150,000	200,000
600,000	180,000	240,000

Mr. Kanter has completed 17 years of credited service. Retirement benefits under the employment agreements are computed on the basis of a straight-life annuity and are not reduced by the benefits received under Social Security, but would be reduced by any benefits received under any Company funded pension plan that hereafter may be adopted.

The Company entered into an employment agreement with Melvin L. Levine Vice President of Purchasing, (the “Levine Employment Agreement”) as of August 16, 1991 (amended effective as of May 11, 1995, January 31, 1997 April 16,1997, April 11, 2002, and June 12, 2003). The Levine Employment Agreement, as amended, is similar to the Kanter Employment agreement, as amended. On April 16, 2003, Mr. Levine’s term of full time employment ended and a fixed three year term of advisory services began. Mr. Levine receives an annual retirement benefit of $147,809 and is compensated $103,750 per annum for advisory services pursuant to his agreement. As of June 12, 2003, the Agreement with Mr. Levine was further amended to provide for an expansion of Mr. Levine’s duties during the Advisory Period, specifically through June 11, 2004. Such additional duties included the responsibility for certain Special Projects.  Mr. Levine was to be compensated an additional $100,000 per annum during such Special Projects Period. As of December 1, 2003, Mr. Levine informed the Company that pursuant to the Amendment, he would no longer be engaging in the Special Projects and the additional payments ceased.

Faye A. Florence and the Company entered into a Retirement Benefit Agreement effective July 27, 1996 that provides, inter alia, for the payment at age 65 or upon termination of such officer’s employment, whichever is later, of an annual retirement benefit to such officer equal to one-half of one percent of her average annual compensation (base salary plus bonus compensation) for the three fiscal years ended immediately prior to the date on which such officer ceases to be a full time employee of the Company multiplied by the number of years of such officer’s service to the Company. The minimum annual retirement benefit for Ms. Florence will be $75,000.

Effective October 22, 2003, Leonard Florence resigned as Chairman of the Company’s Board of Directors. Mr. Florence, who founded Syratech in 1986, stepped down as Chief Executive Officer on March 11, 2002. Under the terms of an agreement related to the resignation (i) Mr. Florence resigned as an officer and director of the Company and its subsidiaries and was released from his obligation to provide advisory services to the Company; (ii) the Company paid Mr. Florence $750,000 and also $25,000 of his legal expense, and is obligated to pay Mr. Florence an additional $200,000 in January 2005; (iii) the Company was relieved of its obligation to provide medical benefits following January 22, 2004 and (iv) the Company agreed to reimburse certain secretarial and office costs through April 16, 2005.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 15, 2004 concerning the beneficial ownership of Syratech Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (ii) by each director, and (iii) by each executive officer named in the Summary Compensation Table under “Executive Compensation” and (iv) by all executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

Name	Shares of Common Stock Beneficially Owned	Percentage

Robert Meers	0	*
Melvin L. Levine	44,256	1.2%
Alan R. Kanter	51,356	1.4%
Gregory W. Hunt	0	*
David V. Harkins (a)	2,210,788	58.4%
Scott A. Schoen (a)	2,205,936	58.3%
Thomas M. Hagerty (a)	2,204,316	58.3%
George R. Taylor (a)	2,196,216	58.0%
Kent R. Weldon (a)	2,197,431	58.1%
Thomas H. Lee Company Affiliates (b)	2,267,671	59.9%
Officers and Directors as a group (10 persons)	2,328,962	61.5%
Leonard Florence (c)	362,850	9.6%
CMS Companies Inc. Affiliates (d)	255,678	6.8%

* Less then 1% of the issued and outstanding Syratech Common Stock.

 (a)  The business address of this stockholder is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110. Includes an aggregate of 2,196,216 shares of common stock owned by Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P. and Thomas H. Lee Investors L.P. which may be deemed to be beneficially owned by Messrs. Harkins, Hagerty, Schoen, Weldon and Taylor, officers of Thomas H. Lee Partners, L.P. Each of such persons disclaims beneficial ownership of such shares.

(b)  THL Equity Advisors III Limited Partnership (“Advisors”), the general partner of Thomas H. Lee Equity Fund III, L.P. and Thomas H. Lee Foreign Fund III, L.P., THL Equity Trust III (“Equity Trust”), the general partner of Advisors, Thomas H. Lee, Messrs. Harkins, Hagerty, Schoen and Weldon and other managing directors of Thomas H. Lee Partners, L.P. may be deemed to be beneficial owners of the shares of Syratech Common Stock held by such funds. Each of such persons maintains a principal business address at 100 Federal Street, 35th Floor, Boston, Massachusetts 02110. Each of such persons disclaims beneficial ownership of such shares.

(c)  The business address for Leonard Florence is c/o Leonard Florence Group, LLC. 300 First Ave. Needham, Massachusetts, 02494.

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

A to Z Event Sales (“A to Z”) purchased from the Company merchandise in the amount of approximately $56,000 for the year ended December 31, 2003 at terms and prices consistent with those offered to comparable customers.  Robert Meers, President, Chief Executive Officer and a Director of the Company has been a director of A to Z since 2003 and indirectly owns 26.7% of A to Z.  Michael Meers, Vice President of Operations of A to Z is the son of Robert Meers.

ITEM 14.   Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Fee Category	2003	2002

Audit Fees	$355,000	$412,392
Audit-Related Fees	24,000	24,550
Tax Fees	48,060	395,036
All Other Fees	34,550	27,140

Total Fees	$461,610	$859,118

Audit Fees.    Consists of aggregate fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements, including quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.    Consists of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2003, these services included benefit plan audits, consultation on accounting standards or transactions, statutory audits. In fiscal 2002, these services included plan audits, consultation on accounting standards or transactions, statutory audits.

Tax Fees.    Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal, state and international tax compliance, and international tax planning.

All Other Fees.    The fees relate to consulting relative to 401 (K) plans and advisory services related to Sarbanes- Oxley 404 implementation.

The Audit Committee considers whether the provision of these services is compatible with maintaining the auditor’s independence, and has determined such services for fiscal 2003 and 2002 were compatible.

Audit Committee Policy on Pre-Approval of Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules And Reports On Form 8—K

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

10.64	Amendment No. 9 dated as of December 18, 2002 to Loan and Security Agreements, dated April 16, 1997. Incorporated by reference from Exhibit 99-1 from Form 8K dated December 18, 2002.
10.65	Purchase and Sales Agreement dated December 13, 2002 between ML Distribution Center, IDI, Inc., and Syratech Corporation. Incorporated by reference from Exhibit 99.1 to 8K dated January 15, 2003.
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

10.68	Mira Loma Industrial Lease Agreement between 11640 Harrell and Syratech dated January 15, 2003. Incorporated by reference from Exhibit 10.68 to 10-K dated December 31, 2002.
10.69	Amendment 10, Consent and Waiver dated March 14, 2003 to Loan and Security Agreement dated April 16, 1997. Incorporated by reference from Exhibit 10.69 to 10-K dated December 31, 2002.
10.70	Share Sale Agreement dated March 21, 2003 relating to the sale of C J Vander between Syratech and HLW Limited. Incorporated by reference from Exhibit 10.70 to 10-K dated December 31, 2002.
10.71	Letter Agreement between Banco Popular and Wallace International de Puerto Rico, Inc. dated May 14, 2003. Incorporated by reference from Exhibit 10.1 to 10-Q dated March 31, 2003.
10.72	License Agreement dated as of April 16, 2003 by and between V.E.W. LTD and Syratech Corporation. Incorporated by reference from Exhibit 10.2 to 10-Q dated March 31, 2003.
10.73	Agreement dated October 22, 2003 between Leonard Florence and the Company. Incorporated by reference from Exhibit 10.2 to 10-Q dated September 30, 2003.
10.74	Amendment No. 11 dated as of March 5, 2004 to Loan and Security Agreements, dated April 16, 1997.
10.75	Amended and Restated Loan and Security Agreement dated as of March 25, 2004 between Syratech Corporation, Bank of America N.A. and Congress Financial Corporation (Southwest).
10.76	Purchase and Sale Agreement dated as of November 26, 2003, by and between Leonard Florence Associates, Inc., Berkeley Investments, Inc., and Syratech Corporation.
10.77	Lease dated December 18, 2003, by and between 175 McClellan Highway LLC and Syratech Corporation.
10.78	First Amendment to Purchase and Sale Agreement dated as of December 11, 2003, by and among Leonard Florence Associates, Inc., 175 McClellan Highway LLC, and Syratech Corporation.

12	Computation of ratio of earnings before fixed charges to fixed charges.
22	List of Subsidiaries.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                Financial Statement Schedule:

Schedule II:  Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 30th day of March, 2004.

SYRATECH CORPORATION

By:	/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated below.

SIGNATURE	TITLE	DATE

/s/ Robert Meers	President, Chief Executive Officer and Director	March 30, 2004
Robert Meers

/s/ Gregory W. Hunt	Senior Vice President, Chief Financial Officer and	March 30, 2004
Gregory W. Hunt	Treasurer (Principal Financial and Accounting Officer);
Director

/s/ Thomas M. Hagerty	Director	March 30, 2004
Thomas M. Hagerty

/s/ David V. Harkins	Director	March 30, 2004
David V. Harkins

/s/ Alan R. Kanter	Director	March 30, 2004
Alan R. Kanter

/s/ Melvin L. Levine	Director	March 30, 2004
Melvin L. Levine

/s/ Scott A. Schoen	Director	March 30, 2004
Scott A. Schoen

/s/ Kent R. Weldon	Director	March 30, 2004
Kent R. Weldon

/s/ George R. Taylor	Director	March 30, 2004
George R. Taylor

SCHEDULE II

SYRATECH CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

		Column C
	Column B	(1)	(2)			Column E
Column A	Beginning of	Costs and	Charged to	Column D		End of
Description	Period	Expenses	Other Accts.	Deductions		Period

Year Ended December 31, 2003
Allowance for doubtful accounts	$1,744	$611		$(904)		$1,451
Sales returns and allowances	7,661	8,431		(7,486)		8,606
	$9,405	$9,042	$—	$(8,390)		$10,057
Year Ended December 31, 2002
Allowance for doubtful accounts	$1,995	$820		$(1,071	)(a)	$1,744
Sales returns and allowances	8,636	11,514		(12,489	)(b)	7,661
	$10,631	$12,334	$—	$(13,560)		$9,405

Year Ended December 31, 2001
Allowance for doubtful accounts	$1,406	$1,010		$(421	)(a)	$1,995
Sales returns and allowances	9,149	9,393		(9,906	)(b)	8,636
	$10,555	$10,403	$—	$(10,327)		$10,631

(a) Doubtful accounts written off

(b) Sales returns and other