Form 10-Q
period 2004-03-31
SYRATECH CORP
filed 2004-05-17
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at March 31, 2004 - 3,784,018

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$5,885	$1,399
Accounts receivable, net	24,841	31,543
Inventories	40,143	37,500
Deferred income taxes	6,675	16,613
Prepaid expenses and other	2,852	2,840
Assets held for sale	—	15,000
Total current assets	80,396	104,895

Property, plant and equipment, net	11,200	11,478
Deferred income taxes	2,956
Other assets, net	2,659	2,231
Total	$97,211	$118,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$—	$7,518
Accounts payable	9,200	9,821
Accrued expenses	9,447	10,559
Accrued interest	6,059	2,907
Accrued compensation	2,328	2,539
Accrued advertising	2,572	2,916
Deferred gain	1,935	1,990
Income taxes payable	1,010	325
Liabilities held for sale	4,777	1,538
Total current liabilities	37,328	40,113

Long - term debt	118,271	118,271
Deferred income taxes	—	6,982
Pension liability	2,341	2,308
Deferred gain	6,299	6,742
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $21,705 and $20,549 in 2004 and 2003, respectively)	39,705	38,549
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(106,502)	(94,130)
Accumulated other comprehensive loss	(269)	(269)
Total stockholders’ deficit	(67,028)	(55,812)
Total	$97,211	$118,604

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Net sales	$39,381	$40,551
Cost of sales	26,854	29,567

Gross profit	12,527	10,984

Selling, general and administrative expenses	14,004	12,787

Loss from continuing operations	(1,477)	(1,803)

Interest expense	(3,815)	(4,239)
Gain on extinguishment of debt	—	9,040
Interest income	—	1
Income (loss) from continuing operations before provision for income taxes	(5,292)	2,999

Provision for income taxes	274	880

Income (loss) from continuing operations	(5,566)	2,119

Discontinued operations:
Loss from discontinued operations	(5,649)	(895)

Net income (loss)	(11,215)	1,224

Preferred stock dividends accrued	1,157	1,032

Net income (loss) applicable to common stockholders	$(12,372)	$192

Basic and diluted income (loss) per share:

Income (loss) from continuing operations	$(1.78)	$0.29
Loss from discontinued operations	(1.49)	(0.24)

Net income (loss) per common share	$(3.27)	$0.05

Weighted average number of shares outstanding	3,784	3,784

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$(11,215)	$1,224
Less loss from discontinued operations	5,649	895

Income (loss) from continuing operations	(5,566)	2,119

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	1,448	2,069
Deferred income taxes	—	482
Gain on extinguishment of debt before income taxes	—	(9,040)
(Gain) / loss on disposal of assets including amortization	(582)	(418)
Pension liability	33	69
Changes in assets and liabilities:
Accounts receivable	6,702	7,652
Inventories	(2,643)	1,741
Prepaid expenses and other	(12)	152
Accounts payable and accrued expenses	863	(2,723)
Income taxes payable	685	(779)
Net cash provided by operating activities from continuing operations	928	1,324
Net cash provided by operating activities from discontinued operations	12,590	13,718
Net cash provided by operating activities	13,518	15,042

Cash flows from investing activities:
Purchases of property, plant and equipment	(876)	(551)
Proceeds from disposal of assets	150	16,628
Other	—	(13)
Net cash provided by (used in) investing activities from continuing operations	(726)	16,064
Net cash provided by investing activities from discontinued operations	—	2,750
Net cash provided by (used in) investing activities	(726)	18,814

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	(7,518)	(19,289)
Retirement of outstanding senior notes		(14,925)
Deferred financing costs and other	(788)	—
Net cash provided by (used in) financing activities from continuing operations	(8,306)	(34,214)

Effect of exchange rate changes	—	(188)

Net increase (decrease) in cash and equivalents	4,486	(546)
Cash and equivalents, beginning of period	1,399	1,399
Cash and equivalents, end of period	$5,885	$853

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousants, except share and per share data)

1. FINANCIAL INFORMATION

The accompanying unaudited interim condensed consolidated financial statements of Syratech Corporation and Subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Certain prior year amounts have been reclassified to conform to the 2004 presentation. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10 - K.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

2. DISCONTINUED OPERATIONS

In December 2003, the Company formalized its decision to sell or liquidate Rauch Industries, Inc. (“Rauch”). Accordingly, results of this operation have been classified as discontinued. The Company incurred charges of $18,641 to reduce long-lived assets to estimated fair value and a write down of $7,530 to reduce inventory to its estimated liquidation value in the fourth quarter of 2003. On April 12, 2004 the Company sold Rauch (see Note 10). In connection with the sale, the Company incurred a charge of $3,254 to reduce this business to fair value less costs to sell which was recorded in the three month period ended March 31, 2004.

Net sales and loss from discontinued operation from the sale of Rauch Industries, Inc. are as follows:

	Three Months Ended March 31,
	2004	2003

Net sales	$35	$122
Pre-tax loss from discontinued operation	$2,395	$842
Pre-tax loss on disposal of business segment	3,254	—
Income tax benefit	—	—
Loss from discontinued operation	$5,649	$842

Assets and liabilities of the discontinued operation are as follows:

	March 31, 2004	December 31, 2003

Current assets	—	$15,000
Property plant and equipment	—	—
Other assets	—	—
Current liabilities	(4,377)	(1,538)
Long-term liabilities	(400)	—

Net assets of discontinued operation	$(4,777)	$13,462

As discussed in Note 10, the Company was required to maintain a cash balance of $3,153 at Rauch upon closing.

On March 21, 2003, the Company sold its indirect wholly owned subsidiary, C.J. Vander Ltd. and its subsidiaries. Accordingly, results of this operation have been classified as discontinued. Net sales and loss from discontinued operation from the sale of C.J. Vander Ltd. are as follows:

	Three Months Ended March 31,
	2004	2003

Net sales	$—	$1,675
Net loss from discontinued operation	$—	$53

3. ASSET DISPOSITIONS

On December 18, 2003, the Company sold its corporate headquarters office and distribution property in East Boston MA (“the Property”). The proceeds from the sale of the Property were $14,110, and the Company leased a portion of the property back from the buyer. A gain of $4,319 related to the sale of the Property is being recognized over the 60 month term of the lease. During the three months ended March 31, 2004, $205 of the gain has been recognized, and $4,114 has been deferred to future periods, of which $3,286 is classified as a long-term deferred gain at March 31, 2004.

On January 15, 2003, the Company through an indirect wholly owned subsidiary sold its warehouse property in Mira Loma CA (“the Mira Loma Property”). Net proceeds of the sale were further reduced by the Buyer’s assumption of $9,787 of the Company’s indebtedness related to the Mira Loma Property. The Buyer leased the Mira Loma Property back to the Company. The lease agreement provides for gradual reductions in the square footage leased by the Company during its 66 month term. A gain of $6,085 related to the sale of the Mira Loma Property is being recognized over the term of the lease. At March 31, 2004 a cumulative total of $1,964 of the gain has been recognized, of which $292 was for the three month period then ended. The deferred gain at March 31, 2004 is $4,121 of which $3,013 is classified as long-term.

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2004	2003
Cash paid during the period for:
Interest	$304	$1,188
Income taxes	$25	$374

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable
preferred stock dividends	$1,157	$1,032

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2004	December 31, 2003

Raw materials	$2,600	$3,418
Work-in-process	2,579	942
Finished goods	34,964	33,140

Total	$40,143	$37,500

6. INCOME TAXES

Income taxes are recorded for interim periods based upon an estimated annual effective tax rate. The Company’s effective tax rate is impacted by the proportion of its estimated annual income being earned in domestic versus foreign tax jurisdictions and the recording of a valuation allowance. The Company performs an ongoing evaluation of the realizability of its net deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will be realized. For the three month period ended March 31, 2004, the Company incurred tax expense of $274 due to profitable operations of its Hong Kong and its Puerto Rico subsidiaries. For the three month period ended March 31, 2003, tax expense was $880 due to taxable gains related to the extinguishment of debt and the sale of the Company’s Mira Loma, California facility recorded during the period.

7. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

The Company has a Senior Revolving Credit Facility (the “Facility”) dated as of March 26, 2004 which provides for $70,000 of borrowings, including a $30,000 sub-limit for the issuance of standby and commercial letters of credit. Borrowings under the Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 300 basis points or the Prime Rate plus 100 basis points. The Facility expires on March 31, 2006. Obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company and a domestic subsidiary. The agreement contains customary covenants of the Company, including but not limited to maximum capital expenditures and certain ratios of earnings before interest, income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), to cash interest and to fixed charges, as defined. For any period of four fiscal quarters ended on or after December 31, 2004, the Company must have a minimum ratio of EBITDA to cash interest, as defined, of 1.0 to 1.0. For any period of four fiscal quarters ended on or after December 31, 2005, the Company must have a minimum ratio of EBITDA to fixed charges, as defined, of 1.0 to 1.0.  If fixed charges exceed EBITDA, as defined, by more than $5,000, for any period of four quarters ended on or after June 30, 2005, interest rates will be increased to the Eurodollar Rate plus 375 basis points or the Prime Rate plus 125 basis points. The Revolving Credit Facility, as restated, requires the Company to maintain minimum borrowing availability of $20,000 until April, 30, 2004, $7,500 from May 1, 2004 to December 30, 2004, $20,000 from December 31, 2004 through April 30, 2005, and then $7,500 until December 31, 2005 when it increases to $20,000 through the expiration of the facility. The Company is in compliance with all covenants as of March 31, 2004.

At March 31, 2004, there were no borrowings outstanding under the Facility. Availability under the Facility, net of outstanding letters of credit and minimum availability requirements, was approximately $18,015 at March 31, 2004.

Notes Payable

At March 31, 2004, the Company also had debt financing with third parties of $118,271 of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and a domestic subsidiary (“Guarantor Subsidiaries”) but not of its foreign subsidiary (See Note 11). Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

During the three months ended March 31, 2003 the Company, purchased $24,446 of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9,040. The Company made no purchases of Senior Notes during the three month period ended March 31, 2004.

The Company’s ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Senior Notes. The Senior Notes also include financial covenants, which are less restrictive than the covenants contained in the Revolving Credit Facility. Cross default provisions exist between the Senior Notes and the Revolving Credit Facility.

8. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) includes net income and other comprehensive income. The only items presented in the Company’s consolidated financial statements that are considered other comprehensive income/(loss) are cumulative translation adjustments, which are recorded as components of stockholders’ deficit.

9. EMPLOYEE BENEFIT PLANS

At March 31, 2004, the Company had employment agreements with certain officers and employees for terms ranging from one to three years. These agreements provide for minimum annual salaries aggregating $1,984 and certain other benefits.

10. SUBSEQUENT EVENT

On April 12, 2004 the Company sold 100% of the stock of its Rauch subsidiary to MMP Capital Partners, L.P. for a purchase price of one dollar. The stock purchase agreement required that Rauch have cash on-hand of $3,153 and working capital, as defined, of $8,257 at closing. Because of the proposed terms of the sale, certain assets including inventory had been written down or off at December 31, 2003 and March 31, 2004. The Company also retained certain liabilities including an obligation to indemnify Rauch for up to $400 for environmental matters related to any involuntary losses incurred as a result of operations prior to the sale, which has been included in the loss from discontinued operations. The Company recorded a charge of $3,254 to reduce the carrying value of the Rauch subsidiary to fair value less costs to sell in the quarter ended March 31, 2004.

11. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of  March 31, 2004 and December 31, 2003, and for each of the three month periods ended March  31, 2004 and 2003, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Certain prior year amounts have been reclassified to conform with the 2004 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2004

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$4,011	$	$1,874	$	$5,885
Accounts receivable, net	21,843		2,998		24,841
Inventories	35,956	3,808	379		40,143
Deferred income taxes	6,648		27		6,675
Prepaid expenses and other	2,648	23	181		2,852
Assets held for sale	—				—
Total current assets	71,106	3,831	5,459	—	80,396

Property, plant and equipment, net	7,112	3,844	244		11,200
Deferred income taxes	2,956				2,956
Other assets, net	2,649	10			2,659
Investment	50,576		—	(50,576)	—
Total	$134,399	$7,685	$5,703	$(50,576)	$97,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$	$	$	$	$—
Accounts payable	3,423	119	5,658		9,200
Accrued expenses	9,256	120	71		9,447
Accrued interest	6,059				6,059
Accrued compensation	1,400	278	650		2,328
Accrued advertising	2,572				2,572
Deferred gain	1,935				1,935
Income taxes payable	(211)	211	1,010		1,010
Liabilities held for sale	—	4,777			4,777
Total current liabilities	24,434	5,505	7,389	—	37,328

Long -term debt	118,271				118,271
Pension liability and other long-term liabilities	2,341				2,341
Deferred gain	6,299				6,299
Intercompany (receivable) payable	76,896	(29,198)	(46,306)	(1,392)
Stockholders’ equity (deficit)	(93,842)	31,378	44,620	(49,184)	(67,028)
Total	$134,399	$7,685	$5,703	$(50,576)	$97,211

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$27	$—	$1,372	$	$1,399
Accounts receivable, net	27,715	—	3,828		31,543
Inventories	34,103	2,703	694		37,500
Deferred income taxes	14,253	2,333	27		16,613
Prepaid expenses and other	2,653	24	163		2,840
Assets held for sale	—	15,000			15,000
Total current assets	78,751	20,060	6,084	—	104,895

Property, plant and equipment, net	7,225	3,978	275		11,478
Other assets, net	2,221	10		—	2,231
Investment	50,576	—		(50,576)	—
Total	$138,773	$24,048	$6,359	$(50,576)	$118,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$7,518	$—	$	$	$7,518
Accounts payable	5,602	127	4,092		9,821
Accrued expenses	10,212	112	235		10,559
Accrued interest	2,907			—	2,907
Accrued compensation	1,593	210	736		2,539
Accrued advertising	2,916				2,916
Deferred gain	1,990				1,990
Income taxes payable	(623)	175	773		325
Liabilities held for sale	—	1,538			1,538
Total current liabilities	32,115	2,162	5,836	—	40,113

Long-term debt	118,271				118,271
Deferred income taxes	2,187	4,795			6,982
Pension liability	2,308				2,308
Deferred gain	6,742				6,742
Intercompany (receivable) payable	60,637	(16,268)	(42,977)	(1,392)	—
Stockholders’ equity (deficit)	(83,487)	33,359	43,500	(49,184)	(55,812)
Total	$138,773	$24,048	$6,359	$(50,576)	$118,604

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$29,605	$2,883	$20,819	$(13,926)	$39,381
Cost of sales	21,231	2,416	17,133	(13,926)	26,854

Gross profit	8,374	467	3,686		12,527

Selling, general and administrative expenses	11,659	17	2,328		14,004

Income (loss) from continuing operations	(3,285)	450	1,358		(1,477)

Interest expense	(3,815)	—	—		(3,815)

Income (loss) from continuing operations before provision (benefit) for income taxes	(7,100)	450	1,358		(5,292)

Provision (benefit) for income taxes		36	238		274

Income (loss) from continuing operations	(7,100)	414	1,120	—	(5,566)

Discontinued Operations:
Loss from discontinued operations	(3,254)	(2,395)			(5,649)

Net income (loss)	(10,354)	(1,981)	1,120		(11,215)

Preferred stock dividends accrued	1,157	—	—	—	1,157

Net income (loss) applicable to common stockholders	$(11,511)	$(1,981)	$1,120	$—	$(12,372)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$32,222	$2,528	$18,134	$(12,333)	$40,551
Cost of sales	23,819	2,908	15,173	(12,333)	29,567

Gross profit	8,403	(380)	2,961		10,984

Selling, general and administrative expenses	10,681	42	2,064		12,787

Income (loss) from continuing operations	(2,278)	(422)	897		(1,803)

Interest (expense)	(4,290)	(31)	82		(4,239)
Gain on extinguishment of debt	9,040	—			9,040
Interest income	1	—			1

Income (loss) from continuing operations before provision (benefit) for income taxes	2,473	(453)	979	—	2,999

Provision (benefit) for income taxes	754	—	126		880

Income (loss) from continuing operations	1,719	(453)	853	—	2,119

Discontinued Operations:
Loss from discontinued operations	(21)	(842)	(32)		(895)

Net income (loss)	1,698	(1,295)	821	—	1,224

Preferred stock dividends accrued	1,032	—			1,032

Net income (loss) applicable to common stockholders	$666	$(1,295)	$821	$—	$192

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(10,354)	$(1,981)	$1,120	$—	$(11,215)
Less loss from discontinued operations	3,254	2,395	—	—	5,649

Income (loss) from continuing operations	(7,100)	414	1,120	—	(5,566)

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	1,121	294	33		1,448
Deferred income taxes	2,462	(2,462)			—
Gain on disposal of assets	(582)		—		(582)
Gain on extinguishment of debt before income taxes	—				—
Pension liability	33				33
Increase (decrease) in assets and liabilities:
Accounts receivable	5,872		830		6,702
Inventories	(1,853)	(1,105)	315		(2,643)
Prepaid expenses and other	5	1	(18)		(12)
Accounts payable and accrued expenses	(521)	68	1,316		863
Income taxes payable	412	36	237		685
Intercompany account	13,166	(9,837)	(3,329)		—
Net cash provided by (used in) operating activities from continuing operations	13,015	(12,591)	504	—	928
Net cash provided by (used in) operating activities from discontinued operations	(161)	12,751	—		12,590
Net cash provided by (used in) operating activities	12,854	160	504		13,518

Cash flows from investing activities:
Purchases of property, plant and equipment	(714)	(160)	(2)		(876)
Proceeds from disposal of assets	150				150
Other					—
Net cash provided by (used in) investing activities from continuing operations	(564)	(160)	(2)	—	(726)
Net cash used in investing activities from discontinued operations					—
Net cash provided by (used in) investing activities	(564)	(160)	(2)	—	(726)

Cash flows from financing activities:
Change in revolving loan facilities	(7,518)		—		(7,518)
Change in outstanding Senior Notes & Loan					—
Repayments of Promissory Note					—
Deferred financing costs and other	(788)		—		(788)
Net cash provided by (used in) financing activities from continuing operations	(8,306)	—	—	—	(8,306)

Comprehensive loss & exchange rate changes			—		—

Net increase (decrease) in cash and equivalents	3,984	—	502	—	4,486
Cash and equivalents, beginning of the period	27	—	1,372	—	1,399
Cash and equivalents, end of the period	$4,011	$—	$1,874	$—	$5,885

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$1,698	$(1,295)	$821	$	$1,224
Less loss from discontinued operations	21	842	32		$895
Income (loss) from continuing operations	1,719	(453)	853	—	2,119

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	1,567	475	27		2,069
Deferred income taxes	483	(1)			482
Gain on disposal of assets	(418)				(418)
Gain on extinguishment of debt before income taxes	(9,040)				(9,040)
Pension liability	69				69
Increase (decrease) in assets and liabilities:
Accounts receivable	8,517		(865)		7,652
Inventories	2,071	(665)	335		1,741
Prepaid expenses and other	58	(2)	96		152
Accounts payable and accrued expenses	(3,244)	122	399		(2,723)
Income taxes payable	409	(976)	(212)		(779)
Intercompany account	15,665	(12,160)	(3,505)
Net cash provided by (used in) operating activities from continuing operations	17,856	(13,660)	(2,872)		1,324
Net cash provided by (used in) operating activities from discontinued operations	(21)	13,771	(32)		13,718
Net cash provided by (used in) operating activities	17,835	111	(2,904)		15,042

Cash flows from investing activities:
Purchases of property, plant and equipment	(362)	(173)	(16)		(551)
Proceeds from disposal of assets	16,628				16,628
Other	(13)				(13)
Net cash provided by (used in) investing activities from continuing operations	16,253	(173)	(16)	—	16,064
Net cash provided by investing activities from discontinued operations			2,750		2,750
Net cash provided by (used in) investing activities	16,253	(173)	2,734		18,814

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	(19,289)				(19,289)
Change in outstanding Senior Notes & Loan	(14,925)				(14,925)
Deferred financing costs and other
Net cash provided by (used in) financing activities from continuing operations	(34,214)				(34,214)

Effect of exchange rate changes	—		(188)		(188)

Net increase (decrease) in cash and equivalents	(126)	(62)	(358)		(546)

Cash and equivalents, beginning of the period	263	68	1,068		1,399

Cash and equivalents, end of the period	$137	$6	$710	$—	$853

SYRATECH CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, general political, economic and business conditions; changes in tariffs, trade policies, and legal and regulatory requirements; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company’s products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. For additional information concerning these and other important factors that may cause the Company’s actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net sales were $39.4 million for the three months ended March 31, 2004, a decrease of 2.9% from net sales of $40.6 million for the three months ended March 31, 2003. The $1.2 million decrease in sales reflects reduced sales of certain giftware products, partially offset by a sales increase related to the launch of the Company’s new Vera Wang licensed product line. Changes in normal product prices did not materially impact net sales.

Gross profit was $12.5 million for the three months ended March 31, 2004 and $11.0 million for the three months ended March 31, 2003. Gross profit as a percentage of sales was 31.8% for the 2004 first quarter compared to 27.1% for the comparable 2003 period. The 4.7 point gross profit percentage increase reflects a favorable mix of product sold during the period and reduced sales of closeout products.

Selling, general and administrative expenses (“S, G & A expenses”) increased $1.2 million to $14.0 million for the three months ended March 31, 2004, as compared with $12.8 million for the comparable period ended March 31, 2003. The increase reflects higher royalty and advertising expenses related to the mix of products sold during the period and expenses related to the introduction of the Vera Wang product line.

Gain on extinguishment of debt for the three months ended March 31, 2003 relates to the Company’s purchase of $24.4 million of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9.0 million. The Company made no purchases of Senior Notes during the three month period ended March 31, 2004.

Interest expense was $3.8 million for the three months ended March 31, 2004 compared to $4.2 million in the same period of 2003. This decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding and reduced borrowings under the Company’s revolving credit facility.

The Company expects the effective tax rate for its domestic operations to be 0% for the full year ended December 31, 2004 due to the uncertainty of the realization of deferred tax assets beyond the amounts recorded at December 31, 2003. For the three month period ended March 31, 2004, the Company incurred tax expense of $.3 million due to profitable operations of its Hong Kong and its Puerto Rico subsidiaries. The Company provided a valuation allowance against the net operating losses generated in the U.S. for the quarter ended March 31, 2004. For the three month period ended March 31, 2003, tax expense was $.9 million due to taxable gains related to the extinguishment of debt and the sale of the Company’s Mira Loma, California facility recorded during the period.

Net loss applicable to common stockholders for the three month period ended March 31, 2004 was $12.4 million or $3.27 per basic and diluted share versus net income of $0.2 million or $.05 per basic and diluted share for the comparable prior year period. Adjusted weighted average shares outstanding were 3,784,018 in both periods.

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations for the three months ended March 31, 2004 was $0.9 million. The major uses of cash were the net loss for the period and the seasonal increase in inventories partially offset by the seasonal collection of trade receivables. Net cash provided by discontinued operations for the three month period was $12.6 million, due primarily to the collection of the Rauch trade receivables from the Christmas season.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $.9 million for the three months ended March 31, 2004, and the Company expects to spend approximately $5.1 million during the remainder of 2004. These expenditures relate primarily to investment in information technology, tools and dies for the Company’s manufacturing facility and sourcing activities and product display fixtures. The Company is in the process of designing and implementing the SAP enterprise resource planning system to optimize its supply chain, optimize inventory, modernize operations and logistics, and improve communications and information flow. The SAP implementation will involve a major investment of time by key personnel during 2004 and 2005 and will represent a substantial portion of the Company’s capital expenditures during 2004.

The Company has a Senior Revolving Credit Facility (the “Facility”) dated as of March 26, 2004 which provides for $70 million of borrowings, including a $30 million sub-limit for the issuance of standby and commercial letters of credit. Borrowings under the Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 300 basis points or the Prime Rate plus 100 basis points. The Facility expires on March 31, 2006. Obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company and a domestic subsidiary. The agreement contains customary covenants of the Company, including but not limited to maximum capital expenditures and certain ratios of earnings before interest, income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), to cash interest and to fixed charges, as defined. For any period of four fiscal quarters ended on or after December 31, 2004, the Company must have a minimum ratio of EBITDA to cash interest, as defined, of 1.0 to 1.0. For any period of four fiscal quarters ended on or after December 31, 2005, the Company must have a minimum ratio of EBITDA to fixed charges, as defined, of 1.0 to 1.0. If fixed charges exceed EBITDA, as defined, by more than $5 million, for any period of four quarters ended on or after June 30, 2005, interest rates will be increased to the Eurodollar Rate plus 375 basis points or the Prime Rate plus 125 basis points. The Revolving Credit Facility, as restated, requires the Company to maintain minimum borrowing availability of $20 million until April, 30, 2004, $7.5 million from May 1, 2004 to December 30, 2004, $20 million from December 31, 2004 through April 30, 2005, and then $7.5 million until December 31, 2005 when it increases to $20 million through the expiration of the facility. The Company is in compliance with all covenants as of March 31, 2004.

At March 31, 2004, there were no borrowings outstanding under the Facility. Availability under the Facility, net of outstanding letters of credit and minimum availability requirements, was approximately $18.0 million at March 31, 2004.

Notes Payable

At March 31, 2004, the Company also had debt financing with third parties of $118.3 million of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and a domestic subsidiary (“Guarantor Subsidiaries”) but not of its foreign subsidiary (See Note 11). Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

During the three months ended March 31, 2003 the Company, purchased $24.4 million of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9.0 million. The Company made no purchases of Senior Notes during the three month period ended March 31, 2004.

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

Significant Accounting Policies

The Company’s management is required to make estimates and assumptions in order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America.  While actual results could differ from these estimates and assumptions, the Company does not believe that such differences would have a material effect on its results of operations or financial position. The Company’s significant accounting policies are included in Note 1 of the Notes to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2003. The most significant accounting policies or estimates that underlie the preparation of the consolidated financial statements are the revenue recognition and depreciation policies including the estimated useful life of assets, in addition to the judgments used to review long-lived assets including intangible assets, for impairment.

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company had fixed debt financing of $118.3 million of 11% Senior Notes due April 15, 2007 that had a current market value of $99.3 million at March 31, 2004 based upon recent private market trades.  There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

ITEM 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Ex-10.1	Stock Purchase Agreement dated April 12, 2004 between Rauch Acquisition Corporation, Syratech Corporation and Rauch Industries, Inc.

	Ex-31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Ex-31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Ex-32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Ex-32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K during the three months ended March 31, 2004.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: May 17, 2004

/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and Treasurer