Form 10-Q
period 2004-06-30
SYRATECH CORP
filed 2004-08-13
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at June 30, 2004 - 3,784,018

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,302	$1,399
Accounts receivable, net	17,342	31,543
Inventories	46,950	37,500
Deferred income taxes	—	16,613
Prepaid expenses and other	3,570	2,840
Assets of discontinued operations	—	15,000
Total current assets	69,164	104,895

Property, plant and equipment, net	11,374	11,478
Other assets, net	2,394	2,231
Total	$82,932	$118,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$13,473	$7,518
Accounts payable	8,670	9,821
Accrued expenses	9,578	10,559
Accrued interest	2,823	2,907
Accrued compensation	2,528	2,539
Accrued advertising	2,369	2,916
Deferred gain	1,879	1,990
Income taxes payable	1,119	325
Liabilities of discontinued operations	961	1,538
Total current liabilities	43,400	40,113

Long - term debt	118,271	118,271
Deferred income taxes	—	6,982
Pension liability	2,374	2,308
Deferred gain	5,857	6,742
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $22,861 and $20,549 in 2004 and 2003, respectively)	40,861	38,549
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(127,600)	(94,130)
Accumulated other comprehensive loss	(269)	(269)
Total stockholders’ deficit	(86,970)	(55,812)
Total	$82,932	$118,604

See notes to consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$28,834	$35,495	$68,215	$76,046
Cost of sales	18,974	25,156	45,828	54,723

Gross profit	9,860	10,339	22,387	21,323

Selling, general and administrative expenses	14,097	13,251	28,101	26,038
Asset dispositions, impairment of long-lived assets and restructuring costs	1,318	—	1,318	—

Loss from continuing operations	(5,555)	(2,912)	(7,032)	(4,715)

Interest expense	(3,746)	(3,910)	(7,561)	(8,149)
Gain on extinguishment of debt	—	406	—	9,446
Interest income	9	—	9	1
Income (loss) from continuing operations before provision for income taxes	(9,292)	(6,416)	(14,584)	(3,417)

Provision (benefit) for income taxes	9,735	(2,900)	10,009	(2,020)

Income (loss) from continuing operations	(19,027)	(3,516)	(24,593)	(1,397)

Discontinued operations:
Loss from discontinued operations	(915)	(693)	(6,564)	(1,588)

Net income (loss)	(19,942)	(4,209)	(31,157)	(2,985)

Preferred stock dividends accrued	1,156	1,033	2,313	2,065

Net income (loss) applicable to common stockholders	$(21,098)	$(5,242)	$(33,470)	$(5,050)

Basic and diluted income (loss) per share:

Income (loss) from continuing operations	$(5.33)	$(1.20)	$(7.11)	$(0.91)
Loss from discontinued operations	(0.24)	(0.19)	(1.73)	(0.42)

Net income (loss) per common share	$(5.57)	$(1.39)	$(8.84)	$(1.33)

Weighted average number of shares outstanding	3,784	3,784	3,784	3,784

See notes to condensed consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$(31,157)	$(2,985)
Add loss from discontinued operations	6,564	1,588

Income (loss) from continuing operations	(24,593)	(1,397)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	2,892	3,823
Deferred income taxes	9,631	(2,615)
Gain on extinguishment of debt before income taxes	—	(9,446)
(Gain) / loss on disposal of assets including amortization	(964)	(836)
Pension liability	66	125
Changes in assets and liabilities:
Accounts receivable	14,201	12,883
Inventories	(9,450)	604
Prepaid expenses and other	(730)	(302)
Accounts payable and accrued expenses	(2,774)	(7,028)
Income taxes payable	794	(1,013)
Net cash provided by (used in) operating activities from continuing operations	(10,927)	(5,202)
Net cash provided by operating activities from discontinued operations	7,859	6,524
Net cash provided by (used in) operating activities	(3,068)	1,322

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,512)	(861)
Proceeds from disposal of assets	327	16,761
Other	(3)	(59)
Net cash provided by (used in) investing activities from continuing operations	(2,188)	15,841
Net cash provided by investing activities from discontinued operations	—	2,750
Net cash provided by (used in) investing activities	(2,188)	18,591

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	5,955	(4,610)
Retirement of outstanding senior notes		(15,724)
Deferred financing costs and other	(796)	(83)
Net cash provided by (used in) financing activities from continuing operations	5,159	(20,417)

Effect of exchange rate changes	—	(188)

Net increase (decrease) in cash and equivalents	(97)	(692)
Cash and equivalents, beginning of period	1,399	1,399
Cash and equivalents, end of period	$1,302	$707

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

2. DISCONTINUED OPERATIONS

On April 12, 2004, the Company sold its subsidiary Rauch Industries, Inc. (“Rauch”). Accordingly, results of this operation have been classified as discontinued. In connection with the sale, the Company incurred a charge of $3,254 to reduce this business to fair value less costs to sell which was recorded in the three month period ended March 31, 2004. During the three month period ended June 30, 2004, the Company recorded an additional loss of $748 related to the operations of Rauch for the period from April 1 to April 12, 2004 including employee severance payments of $574. The Company also recorded an additional loss on disposal of $167 related to the final determination of certain asset values in accordance with the sales agreement.

Net sales and loss from discontinued operation from the sale of Rauch Industries, Inc. are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$1	$223	$36	$345
Pre-tax loss from discontinued operation	$748	$693	$3,143	$1,535
Pre-tax loss on disposal of business segment	167	—	3,421
Income tax benefit	—	—	—	—
Loss from discontinued operation	$915	$693	$6,564	$1,535

Assets and liabilities of the discontinued operation are as follows:

	June 30, 2004	December 31, 2003

Current assets	$—	$15,000
Current liabilities	(961)	(1,538)

Net assets (liabilities) of discontinued operation	$(961)	$13,462

On March 21, 2003, the Company sold its indirect wholly owned subsidiary, C.J. Vander Ltd. and its subsidiaries. Net sales and loss from discontinued operation of C.J. Vander Ltd of $1,675 and $53, respectively, were recorded in the three month period ended March 31, 2003.

3. ASSET DISPOSITIONS

On December 18, 2003, the Company sold its corporate headquarters office and distribution property in East Boston MA (“the Property”). The proceeds from the sale of the Property were $14,110, and the Company leased a portion of the property back from the buyer. A gain of $4,319 related to the sale of the Property is being recognized over the 60 month term of the lease. During the six months ended June 30, 2004, $411 of the gain has been recognized, and $3,907 has been deferred to future periods, of which $3,076 is classified as a long-term deferred gain at June 30, 2004.

On January 15, 2003, the Company through an indirect wholly owned subsidiary sold its warehouse property in Mira Loma CA (“the Mira Loma Property”). Net proceeds of the sale were further reduced by the Buyer’s assumption of $9,787 of the Company’s indebtedness related to the Mira Loma Property. The Buyer leased the Mira Loma Property back to the Company. The lease agreement provides for gradual reductions in the square footage leased by the Company during its 66 month term. A gain of $6,085 related to the sale of the Mira Loma Property is being recognized over the term of the lease. At June 30, 2004 a cumulative total of $2,257 of the gain has been recognized, of which $583 was for the six month period then ended. The deferred gain at June 30, 2004 is $3,829 of which $2,781 is classified as long-term.

4. RESTRUCTURING CHARGE

In November 2003 the Company made the decision to cease manufacturing operations and close its North Dighton MA facility. Manufacturing ceased in May 2004, as scheduled. Products formerly manufactured in North Dighton have been relocated to third party manufacturers and to the Company’s Puerto Rico manufacturing facility. The Company recorded a restructuring charge of $1,318 during the three months ended June 30, 2004, of which $1,080 relates to obligations under operating leases for occupancy costs, and $238 relates to employee severance costs. The operating leases extend through December 2006. It is not anticipated that the Company will be able to sublease the space due to excess space available in the area. Accrued liabilities at June 30, 2004 included a restructuring reserve of $1,030 as follows:

	March 31, 2004	Three Months Ended June 30, 2004		June 30, 2004
	Balance	Accrued	Costs Paid	Balance

Occupancy	$—	$1,080	$64	$1,016
Severance	—	238	224	14
Total	$—	$1,318	$288	$1,030

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2004	2003
Cash paid during the period for:
Interest	$7,011	$8,019
Income taxes	$392	$1,121

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable preferred stock dividends	$2,313	$2,065

6. INVENTORIES

Inventories consisted of the following:

	June 30, 2004	December 31, 2003

Raw materials	$2,014	$3,418
Work-in-process	2,257	942
Finished goods	42,679	33,140

Total	$46,950	$37,500

7. INCOME TAXES

Income taxes are recorded for interim periods based upon an estimated annual effective tax rate. The Company’s effective tax rate is impacted by the proportion of its estimated annual income being earned in domestic versus foreign tax jurisdictions and the recording of a valuation allowance. As a result of the Company’s cumulative loss position at June 30, 2004 and increased uncertainty relative to the timing of profitability in future periods we determined that it is likely that certain historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with the current quarter has been recognized relating to the U.S. operating losses, and we have established a valuation allowance against all of our remaining net deferred tax assets. The valuation allowance for the net deferred tax assets was increased by $9,631 to $22,650 during the three months ended June 30, 2004. Upon a favorable change in the operations and financial condition of the Company that results in a determination by management that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for would be eliminated. In addition to the valuation allowance of $9,631, the Company incurred tax expense of $378 due to profitable operations of its Hong Kong and its Puerto Rico subsidiaries during the six month period ended June 30, 2004.

In July 2003, the Company filed an application for a new tax grant with the Treasury Department of Puerto Rico which was accepted on July 20, 2004. The Company’s grant is effective as of January 1, 2004 and provides for a flat income tax rate of 4%.

8. REVOLVING LOAN FACILITIES AND NOTES PAYABLE

The Company has a Senior Revolving Credit Facility (the “Facility”) dated as of March 26, 2004 which provides for $70,000 of borrowings, including a $30,000 sub-limit for the issuance of standby and commercial letters of credit. Borrowings under the Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 300 basis points or the Prime Rate plus 100 basis points. The Facility expires on March 31, 2006. Obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company. The agreement contains customary covenants of the Company, including but not limited to maximum capital expenditures and certain ratios of earnings before interest, income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), to cash interest and to fixed charges, as defined. For any period of four fiscal quarters ended on or after December 31, 2004, the Company must have a minimum ratio of EBITDA to cash interest, as defined, of 1.0 to 1.0. For any period of four fiscal quarters ended on or after December 31, 2005, the Company must have a minimum ratio of EBITDA to fixed charges, as defined, of 1.0 to 1.0.  If fixed charges exceed EBITDA, as defined, by more than $5,000, for any period of four quarters ended on or after June 30, 2005, interest rates will be increased to the Eurodollar Rate plus 375 basis points or the Prime Rate plus 125 basis points. The Revolving Credit Facility, as restated, requires the Company to maintain minimum borrowing availability of $7,500 from May 1, 2004 to December 30, 2004, $20,000 from December 31, 2004 through April 30, 2005, and then $7,500 until December 31, 2005 when it increases to $20,000 through the expiration of the Facility.

The Company is in compliance with all covenants under the Facility as of June 30, 2004. However, the Company has notified its lenders that it does not expect to meet its minimum EBITDA covenant at December 31, 2004, and does not expect to have minimum borrowing availability of $20,000 at December 31, 2004, as required under the Facility. The Company is currently negotiating an amendment to the terms of the Facility which will allow continued access to the Facility after December 31, 2004 in order to finance the on going operations of the Company. While management believes that the Company will be able to negotiate successfully with its lenders and amend the terms of the Facility, there can be no assurance that such negotiations will be successful or that any amendment would be favorable to the Company. If the Company’s negotiations are not successful, the Company may not have access to sufficient capital to fund its operations after December 31, 2004.

On August 11, 2004 the Company engaged Peter J. Solomon Company, L.P. as a financial advisor to assist in negotiations with the Company’s lenders and other debt holders in connection with the Company’s exploration of financing and other alternatives available to the Company.

At June 30, 2004, there was $13,473 outstanding under the Facility. Availability under the Facility, net of outstanding letters of credit and minimum availability requirements, was approximately $10,308 at June 30, 2004.

Notes Payable

At June 30, 2004, the Company also had debt financing with third parties of $118,271 of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and its domestic subsidiary (“Guarantor Subsidiaries”) but not of a foreign subsidiary (See Note 12).

Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

The Company made no purchases of Senior Notes during the six month period ended June 30, 2004. During the six months ended June 30, 2003 the Company, purchased $25,675 of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9,446.

The Company’s ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Senior Notes. The Senior Notes also include financial covenants, which are less restrictive than the covenants contained in the Revolving Credit Facility. Cross default provisions exist between the Senior Notes and the Revolving Credit Facility.

In July 2004, the Company renewed its Wallace International de Puerto Rico, Inc. credit facility. The renewed facility allows for borrowings up to $500 and expires on January 30, 2005. Its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 200 basis points. At June 30, 2004, there were no borrowings outstanding under the Wallace International de Puerto Rico, Inc. credit facility.

9. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) includes net income and other comprehensive income. The only items presented in the Company’s consolidated financial statements that are considered other comprehensive income/(loss) are cumulative translation adjustments, which are recorded as components of stockholders’ deficit.

10. RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

11. EMPLOYEE BENEFIT PLANS

At June 30, 2004, the Company had employment agreements with certain officers and employees for terms ranging from one to three years. These agreements provide for minimum annual salaries aggregating $1,844 and certain other benefits.

12. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of June 30, 2004 and December 31, 2003, and for each of the three and six month periods ended June 30, 2004 and 2003, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiary, and the Non-Guarantor Subsidiary. Certain prior year amounts have been reclassified to conform with the 2004 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2004

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$158	$	$1,144	$	$1,302
Accounts receivable, net	14,196		3,146		17,342
Inventories	42,415	4,069	466		46,950
Deferred income taxes	(27)		27		—
Prepaid expenses and other	3,068	41	461		3,570
Total current assets	59,810	4,110	5,244	—	69,164

Property, plant and equipment, net	7,477	3,666	231		11,374
Other assets, net	2,384	10			2,394
Investment	2,048		—	(2,048)	—
Total	$71,719	$7,786	$5,475	$(2,048)	$82,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$13,473	$	$	$	$13,473
Accounts payable	3,234	(59)	5,495		8,670
Accrued expenses	9,294	119	165		9,578
Accrued interest	2,823				2,823
Accrued compensation	1,667	346	515		2,528
Accrued advertising	2,369				2,369
Deferred gain	1,879				1,879
Income taxes payable	(207)	207	1,119		1,119
Liabilities of discontinued operations	961	—			961
Total current liabilities	35,493	613	7,294	—	43,400

Long -term debt	118,271				118,271
Pension liability and other long-term liabilities	2,374				2,374
Deferred gain	5,857				5,857
Intercompany (receivable) payable	72,152	(23,808)	(46,952)	(1,392)
Stockholders’ equity (deficit)	(162,428)	30,981	45,133	(656)	(86,970)
Total	$71,719	$7,786	$5,475	$(2,048)	$82,932

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$27	$—	$1,372	$	$1,399
Accounts receivable, net	27,715	—	3,828		31,543
Inventories	34,103	2,703	694		37,500
Deferred income taxes	14,253	2,333	27		16,613
Prepaid expenses and other	2,653	24	163		2,840
Assets of discontinued operations	—	15,000			15,000
Total current assets	78,751	20,060	6,084	—	104,895

Property, plant and equipment, net	7,225	3,978	275		11,478
Other assets, net	2,221	10		—	2,231
Investment	50,576	—		(50,576)	—
Total	$138,773	$24,048	$6,359	$(50,576)	$118,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facilities and notes payable	$7,518	$—	$	$	$7,518
Accounts payable	5,602	127	4,092		9,821
Accrued expenses	10,212	112	235		10,559
Accrued interest	2,907				2,907
Accrued compensation	1,593	210	736		2,539
Accrued advertising	2,916				2,916
Deferred gain	1,990				1,990
Income taxes payable	(623)	175	773		325
Liabilities of discontinued operations	—	1,538			1,538
Total current liabilities	32,115	2,162	5,836	—	40,113

Long-term debt	118,271				118,271
Deferred income taxes	2,187	4,795			6,982
Pension liability	2,308				2,308
Deferred gain	6,742				6,742
Intercompany (receivable) payable	60,637	(16,268)	(42,977)	(1,392)	—
Stockholders’ equity (deficit)	(83,487)	33,359	43,500	(49,184)	(55,812)
Total	$138,773	$24,048	$6,359	$(50,576)	$118,604

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$22,675	$3,253	$15,881	$(12,975)	$28,834
Cost of sales	15,824	2,858	13,267	(12,975)	18,974

Gross profit	6,851	395	2,614	—	9,860

Selling, general and administrative expenses	12,056	48	1,993		14,097
Asset dispositions, impairment of long-lived assets and restructuring costs	1,318				1,318

Income (loss) from continuing operations	(6,523)	347	621		(5,555)

Interest expense	(3,746)				(3,746)
Interest income	9				9

Income (loss) from continuing operations before provision (benefit) for income taxes	(10,260)	347	621	—	(9,292)

Provision (benefit) for income taxes	9,631	(4)	108		9,735

Income (loss) from continuing operations	(19,891)	351	513	—	(19,027)

Discontinued Operations:
Loss from discontinued operations	(167)	(748)			(915)

Net income (loss)	(20,058)	(397)	513		(19,942)

Preferred stock dividends accrued	1,156				1,156

Net income (loss) applicable to common stockholders	$(21,214)	$(397)	$513	$—	$(21,098)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$28,825	$2,956	$18,026	$(14,312)	$35,495
Cost of sales	21,049	2,995	15,424	(14,312)	25,156

Gross profit	7,776	(39)	2,602		10,339

Selling, general and administrative expenses	11,287	25	1,939	—	13,251

Income (loss) from continuing operations	(3,511)	(64)	663	—	(2,912)

Interest (expense)	(3,910)				(3,910)
Gain on extinguishment of debt	406				406
Interest income	—				—

Income (loss) from continuing operations before provision (benefit) for income taxes	(7,015)	(64)	663		(6,416)

Provision (benefit) for income taxes	(3,007)	—	107	—	(2,900)

Income (loss) from continuing operations	(4,008)	(64)	556	—	(3,516)

Discontinued Operations:
Loss from discontinued operations	—	(693)	—	—	(693)

Net income (loss)	(4,008)	(757)	556		(4,209)

Preferred stock dividends accrued	1,033				1,033

Net income (loss) applicable to common stockholders	$(5,041)	$(757)	$556	$—	$(5,242)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$52,280	$6,136	$36,700	$(26,901)	$68,215
Cost of sales	37,055	5,274	30,400	(26,901)	45,828

Gross profit	15,225	862	6,300		22,387

Selling, general and administrative expenses	23,715	65	4,321		28,101
Asset dispositions, impairment of long-lived assets and restructuring costs	1,318				1,318

Income (loss) from continuing operations	(9,808)	797	1,979		(7,032)

Interest expense	(7,561)				(7,561)
Interest income	9				9

Income (loss) from continuing operations before provision (benefit) for income taxes	(17,360)	797	1,979		(14,584)

Provision (benefit) for income taxes	9,631	32	346		10,009

Income (loss) from continuing operations	(26,991)	765	1,633	—	(24,593)

Discontinued Operations:
Loss from discontinued operations	(3,421)	(3,143)			(6,564)

Net income (loss)	(30,412)	(2,378)	1,633		(31,157)

Preferred stock dividends accrued	2,313				2,313

Net income (loss) applicable to common stockholders	$(32,725)	$(2,378)	$1,633	$—	$(33,470)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$61,047	$5,484	$36,160	$(26,645)	$76,046
Cost of sales	44,868	5,903	30,597	(26,645)	54,723

Gross profit	16,179	(419)	5,563	—	21,323

Selling, general and administrative expenses	21,968	67	4,003		26,038

Income (loss) from continuing operations	(5,789)	(486)	1,560	—	(4,715)

Interest expense	(8,200)	(31)	82		(8,149)
Gain on extinguishment of debt	9,446				9,446
Interest income	1				1

Income (loss) from continuing operations before provision (benefit) for income taxes	(4,542)	(517)	1,642	—	(3,417)

Provision (benefit) for income taxes	(2,253)		233		(2,020)

Income (loss) from continuing operations	(2,289)	(517)	1,409	—	(1,397)

Discontinued Operations:
Loss from discontinued operations	(21)	(1,535)	(32)		(1,588)

Net income (loss)	(2,310)	(2,052)	1,377	—	(2,985)

Preferred stock dividends accrued	2,065				2,065

Net income (loss) applicable to common stockholders	$(4,375)	$(2,052)	$1,377	$—	$(5,050)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(30,412)	$(2,378)	$1,633		$(31,157)
Less loss from discontinued operations	3,421	3,143	—	—	6,564
Income (loss) from continuing operations	(26,991)	765	1,633	—	(24,593)

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	2,235	594	63		2,892
Deferred income taxes	12,093	(2,462)			9,631
Gain on disposal of assets	(964)				(964)
Gain on extinguishment of debt before income taxes	—				—
Pension liability	66				66
Increase (decrease) in assets and liabilities:
Accounts receivable	13,519		682		14,201
Inventories	(8,312)	(1,366)	228		(9,450)
Prepaid expenses and other	(415)	(17)	(298)		(730)
Accounts payable and accrued expenses	(3,843)	(43)	1,112		(2,774)
Income taxes payable	416	32	346		794
Intercompany account	11,515	(7,540)	(3,975)		—
Net cash provided by (used in) operating activities from continuing operations	(681)	(10,037)	(209)	—	(10,927)
Net cash provided by (used in) operating activities from discontinued operations	(2,460)	10,319	—		7,859
Net cash provided by (used in) operating activities	(3,141)	282	(209)		(3,068)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,211)	(282)	(19)		(2,512)
Proceeds from disposal of assets	327				327
Other	(3)				(3)
Net cash provided by (used in) investing activities from continuing operations	(1,887)	(282)	(19)	—	(2,188)
Net cash used in investing activities from discontinued operations					—
Net cash provided by (used in) investing activities	(1,887)	(282)	(19)	—	(2,188)

Cash flows from financing activities:
Change in revolving loan facilities	5,955		—		5,955
Deferred financing costs and other	(796)		—		(796)
Net cash provided by (used in) financing activities from continuing operations	5,159	—	—	—	5,159

Effect of exchange rate changes			—		—

Net increase (decrease) in cash and equivalents	131	—	(228)	—	(97)
Cash and equivalents, beginning of the period	27	—	1,372	—	1,399
Cash and equivalents, end of the period	$158	$—	$1,144	$—	$1,302

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(2,310)	$(2,052)	$1,377		$(2,985)
Less loss from discontinued operations	21	1,535	32		1,588
Income (loss) from continuing operations	(2,289)	(517)	1,409	—	(1,397)

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	2,895	877	51		3,823
Deferred income taxes	(2,614)	(1)			(2,615)
Gain on disposal of assets	(836)				(836)
Gain on extinguishment of debt before income taxes	(9,446)				(9,446)
Pension liability	125				125
Increase (decrease) in assets and liabilities:
Accounts receivable	13,023		(140)		12,883
Inventories	533	(51)	122		604
Prepaid expenses and other	(387)	6	79		(302)
Accounts payable and accrued expenses	(7,493)	30	435		(7,028)
Income taxes payable	191	(1,098)	(106)		(1,013)
Intercompany account	10,504	(5,593)	(4,911)
Net cash provided by (used in) operating activities from continuing operations	4,206	(6,347)	(3,061)	—	(5,202)
Net cash provided by (used in) operating activities from discontinued operations	(21)	6,577	(32)		6,524
Net cash provided by (used in) operating activities	4,185	230	(3,093)	—	1,322

Cash flows from investing activities:
Purchases of property, plant and equipment	(544)	(298)	(19)		(861)
Proceeds from disposal of assets	16,761				16,761
Other	(59)				(59)
Net cash provided by (used in) investing activities from continuing operations	16,158	(298)	(19)	—	15,841
Net cash provided by investing activities from discontinued operations			2,750		2,750
Net cash provided by (used in) investing activities	16,158	(298)	2,731	—	18,591

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	(4,610)				(4,610)
Retirement of outstanding Senior Notes	(15,724)				(15,724)
Deferred financing costs and other	(83)				(83)
Net cash provided by (used in) financing activities from continuing operations	(20,417)			—	(20,417)

Effect of exchange rate changes	—		(188)		(188)

Net increase (decrease) in cash and equivalents	(74)	(68)	(550)	—	(692)

Cash and equivalents, beginning of the period	263	68	1,068		1,399

Cash and equivalents, end of the period	$189	$—	$518	$—	$707

SYRATECH CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, general political, economic and business conditions; changes in tariffs, trade policies, and legal and regulatory requirements; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company’s products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. For additional information concerning these and other important factors that may cause the Company’s actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net sales were $28.8 million for the three months ended June 30, 2004, a decrease of 18.8% from net sales of $35.5 million for the three months ended June 30, 2003. The $6.7 million decrease in sales reflects reduced sales of giftware, frames and sterling flatware products, and lower closeout sales, partially offset by a sales increase related to the launch of the Company’s new Vera Wang licensed product line and increased sales of stainless steel flatware. Changes in normal product prices did not materially impact net sales.

Gross profit was $9.9 million for the three months ended June 30, 2004 and $10.3 million for the three months ended June 30, 2003. Gross profit as a percentage of sales was 34.2% for the 2004 second quarter compared to 29.1% for the comparable 2003 period. The 5.1 point gross profit percentage increase reflects a favorable mix of product sold during the period and reduced sales of closeout products.

Selling, general and administrative expenses (“S, G & A expenses”) increased $.8 million to $14.1 million for the three months ended June 30, 2004, as compared with $13.3 million for the comparable period ended June 30, 2003. The increase reflects higher royalty and advertising expenses related to the mix of products sold during the period and to the introduction of the Vera Wang product line and to increased employee severance, wages and travel costs.

The Company made no purchases of Senior Notes during the three month period ended June 30, 2004. The gain on extinguishment of debt of $0.4 million for the three months ended June 30, 2003 relates to the Company’s purchase of $1.2 million of its outstanding Senior Notes on the open market.

Interest expense was $3.7 million for the three months ended June 30, 2004 compared to $3.9 million in the same period of 2003. This decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding and lower borrowings under the Company’s revolving credit facility.

In November 2003 the Company made the decision to cease manufacturing operations and close its North Dighton MA facility. Manufacturing ceased in May, 2004, as scheduled. Product formerly manufactured in North Dighton has been relocated to third party manufacturers and to the Company’s Puerto Rico manufacturing facility. The Company recorded a restructuring charge of $1.3 million during the three months ended June 30, 2004, of which $1.1 million relates to obligations under operating leases for occupancy costs, and $0.2 million relates to employee severance costs.

The Company recorded a valuation allowance offsetting the tax benefit for domestic losses incurred during the three months ended June 30, 2004 and recorded a $9.6 million tax expense related to an increase in the tax valuation reserves due to uncertainty related to the realization of deferred tax assets previously recorded. See Note 7 to the Condensed Consolidated Financial Statements. The Company incurred tax expense of $.1 million due to profitable operations of its Hong Kong and its Puerto Rico subsidiaries. For the three month period ended June 30, 2003, a tax benefit of $2.9 million was recorded.

Net loss applicable to common stockholders for the three month periods ended June 30, 2004 and 2003 was $21.1 million and $5.2 million, respectively or $5.57 and $1.39, respectively, per basic and diluted share. The increase in the tax valuation allowance of $9.6 million during the quarter ended June 30, 2004 represented $2.55 per share. The restructuring charge and the loss from discontinued operations represented $0.35 and $0.24 per share, respectively.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Net sales were $68.2 million for the six months ended June 30, 2004, a decrease of 10.3% from net sales of $76.0 million for the six months ended June 30, 2003. The $7.8 million decrease in sales reflects reduced sales of giftware and frames, partially offset by a sales increase related to the launch of the Company’s new Vera Wang licensed product line and increased sales of stainless steel flatware. Changes in normal product prices did not materially impact net sales.

Gross profit was $22.4 million for the six months ended June 30, 2004 and $21.3 million for the six months ended June 30, 2003. Gross profit as a percentage of sales was 32.8% for the six months ended June 30, 2004 compared to 28.0% for the comparable 2003 period. The 4.8 point gross profit percentage increase reflects a favorable mix of product sold during the period and reduced sales of closeout products.

Selling, general and administrative expenses (“S, G & A expenses”) increased $2.1 million to $28.1 million for the six months ended June 30, 2004, as compared with $26.0 million for the comparable period ended June 30, 2003. The increase reflects higher royalty and advertising expenses related to the mix of products sold during the period and to introduction of the Vera Wang product line and to increased employee severance, wages and travel costs.

The Company made no purchases of Senior Notes during the six month period ended June 30, 2004. The gain on extinguishment of debt of $9.4 million for the six months ended June 30, 2003 relates to the Company’s purchase of $25.7 million of its outstanding Senior Notes on the open market.

Interest expense was $7.6 million for the six months ended June 30, 2004 compared to $8.1 million in the same period of 2003. This decrease reflects the decline in the bank’s prime lending rate, the reduced amount of 11% Senior Notes outstanding and lower borrowings under the Company’s revolving credit facility.

The Company recorded a valuation allowance offsetting the tax benefit for domestic losses incurred during the six months ended June 30, 2004 and recorded a $9.6 million tax expense related to an increase in the tax valuation reserves due to uncertainty related to the realization of deferred tax assets previously recorded. See Note 7 to the Condensed Consolidated Financial Statements. The Company incurred tax expense of $.4 million due to profitable operations of its Hong Kong and its Puerto Rico subsidiaries. For the six month period ended June 30, 2003, a tax benefit of $2.0 million was recorded.

Net loss applicable to common stockholders for the six month periods ended June 30, 2004 and 2003 was $33.5 million and $5.1 million, respectively or $8.84 and $1.33, respectively, per basic and diluted share. The increase in the tax valuation allowance of $9.6 million during the six months ended June 30, 2004 represented $2.55 per share. The restructuring charge and the loss from discontinued operations represented $0.35 and $1.73 per share, respectively.

Liquidity and Capital Resources

Net cash used in operating activities from continuing operations for the six months ended June 30, 2004 was $10.9 million. The major uses of cash were the net loss for the period and the seasonal increase in inventories partially offset by the seasonal collection of trade receivables. Inventories at June 30, 2004 are $1.4 million below the June 30, 2003 level and reflect an improved mix as close out goods have been reduced and replaced by stocks of current Vera Wang products, stainless steel flatware and Melannco frames. Net cash provided by discontinued operations for the six month period was $7.9 million, due primarily to the collection of the Rauch trade receivables from the Christmas season, partially offset by losses incurred during the period and by payments to the buyer of Rauch in connection with the agreement for divestiture of that subsidiary.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $2.5 million for the six months ended June 30, 2004, and the Company expects to spend approximately $3.1 million during the remainder of 2004. These expenditures relate primarily to investment in information technology, tools and dies for the Company’s manufacturing and sourcing activities, product display fixtures and leasehold improvements related to the sale and partial leaseback of the Company’s headquarters facility and the reduction in occupied space. The Company is in the process of designing and implementing the SAP enterprise resource planning system to optimize its supply chain, optimize inventory, modernize operations and logistics, and improve communications and information flow. The SAP implementation involves a major investment of time by key personnel during 2004 and 2005 and represents a substantial portion of the Company’s capital expenditures during 2004.

The Company has a Senior Revolving Credit Facility (the “Facility”) dated as of March 26, 2004 which provides for $70 million of borrowings, including a $30 million sub-limit for the issuance of standby and commercial letters of credit. Borrowings under the Facility bear interest at a rate equal to, at the Company’s option, the Eurodollar Rate plus 300 basis points or the Prime Rate plus 100 basis points. The Facility expires on March 31, 2006. Obligations of the Company under the Revolving Credit Facility are secured by inventory and accounts receivable of the Company. The agreement contains customary covenants of the Company, including but not limited to maximum capital expenditures and certain ratios of earnings before interest, income taxes, depreciation, amortization, and certain adjustments (“EBITDA”), to cash interest and to fixed charges, as defined. For any period of four fiscal quarters ended on or after December 31, 2004, the Company must have a minimum ratio of EBITDA to cash interest, as defined, of 1.0 to 1.0. For any period of four fiscal quarters ended on or after December 31, 2005, the Company must have a minimum ratio of EBITDA to fixed charges, as defined, of 1.0 to 1.0. If fixed charges exceed EBITDA, as defined, by more than $5 million, for any period of four quarters ended on or after June 30, 2005, interest rates will be increased to the Eurodollar Rate plus 375 basis points or the Prime Rate plus 125 basis points. The Revolving Credit Facility, as restated, requires the Company to maintain minimum borrowing availability of $7.5 million from May 1, 2004 to December 30, 2004, $20 million from December 31, 2004 through April 30, 2005, and then $7.5 million until December 31, 2005 when it increases to $20 million through the expiration of the Facility.

The Company is in compliance with all covenants under the Facility as of June 30, 2004. However, the Company has notified its lenders that it does not expect to meet its minimum EBITDA covenant at December 31, 2004, and does not expect to have minimum borrowing availability of $20 million at December 31, 2004, as required under the Facility. The Company is currently negotiating an amendment to the terms of the Facility which will allow continued access to the Facility after December 31, 2004 in order to finance the on going operations of the Company. While management believes that the Company will be able to negotiate successfully with its lenders and amend the terms of the Facility, there can be no assurance that such negotiations will be successful or that any amendment would be favorable to the Company. If the Company’s negotiations are not successful, the Company may not have access to sufficient capital to fund its operations after December 31, 2004.

On August 11, 2004 the Company engaged Peter J. Solomon Company, L.P. as a financial advisor to assist in negotiations with the Company’s lenders and other debt holders in connection with the Company’s exploration of financing and other alternatives available to the Company.

At June 30, 2004, there was $13.5 million outstanding under the Facility. Availability under the Facility, net of outstanding letters of credit and minimum availability requirements, was approximately $10.3 million at June 30, 2004.

At June 30, 2004, the Company also had debt financing with third parties of $118.3 million of 11% Senior Notes which are due April 15, 2007 and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under the Revolving Credit Facility. However, all borrowings under the Revolving Credit Facility are secured by a first priority lien on the accounts receivable and inventory of the Company and a domestic subsidiary (“Guarantor Subsidiaries”) but not of its foreign subsidiary (See Note 12). Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under the Revolving Credit Facility to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002.

The Company made no purchases of Senior Notes during the six month period ended June 30, 2004. During the six months ended June 30, 2003 the Company, purchased $25.7 million of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9.4 million.

The Company’s ability to pay dividends is restricted by terms of the Revolving Credit Facility and the Senior Notes. The Senior Notes also include financial covenants, which are less restrictive than the covenants contained in the Revolving Credit Facility. Cross default provisions exist between the Senior Notes and the Revolving Credit Facility.

In July 2004, the Company renewed its Wallace International de Puerto Rico, Inc. credit facility. The renewed facility allows for borrowings up to $0.5 million and expires on January 30, 2005. Its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 200 basis points. At June 30, 2004, there were no borrowings outstanding under the Wallace International de Puerto Rico, Inc. credit facility.

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

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company had fixed debt financing of $118.3 million of 11% Senior Notes due April 15, 2007 that had a current market value of $102.9 million at June 30, 2004 based upon recent private market trades.  There is inherent roll-over risk for these borrowings upon maturity and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

ITEM 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Ex-31.1                         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Ex-31.2                         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Ex-32.1                         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex-32.2                       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                     Reports on Form 8-K:

There were no reports filed on Form 8-K during the three months ended June 30, 2004.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: August 13, 2004

/s/ Gregory W. Hunt
Gregory W. Hunt
Senior Vice President, Chief Financial Officer and
Treasurer