Form 10-Q
period 2004-09-30
SYRATECH CORP
filed 2004-11-16
CIK 805914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Number of Shares of Common Stock, Par Value $0.01 per share, outstanding at September 30, 2004 - 3,784,018

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signature

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$3,395	$1,399
Accounts receivable, net	34,794	31,543
Inventories	46,906	37,500
Deferred income taxes	—	16,613
Prepaid expenses and other	2,621	2,840
Assets of discontinued operations	—	15,000
Total current assets	87,716	104,895

Property, plant and equipment, net	11,836	11,478
Other assets, net	2,124	2,231
Total	$101,676	$118,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior notes	$118,271	$—
Revolving loan facilities and notes payable	24,472	7,518
Accounts payable	14,841	9,821
Accrued expenses	9,621	10,559
Accrued interest	6,086	2,907
Accrued compensation	2,169	2,539
Accrued advertising	3,514	2,916
Deferred gain	1,825	1,990
Income taxes payable	1,479	325
Liabilities of discontinued operations	578	1,538
Total current liabilities	182,856	40,113

Long - term debt	—	118,271
Deferred income taxes	—	6,982
Pension liability	2,408	2,308
Deferred gain	5,415	6,742
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, 500,000 shares authorized; (25,000 designated as cumulative redeemable preferred stock, 18,000 shares issued and outstanding, liquidation value of $18,000, and includes accrued and unpaid dividends of $24,018 and $20,549 in 2004 and 2003, respectively)	42,018	38,549
Common stock, $.01 par value, 20,000,000 shares authorized; 3,784,018 shares issued and outstanding	38	38
Deficit	(130,790)	(94,130)
Accumulated other comprehensive loss	(269)	(269)
Total stockholders’ deficit	(89,003)	(55,812)
Total	$101,676	$118,604

See notes to condensed consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net sales	$56,162	$70,644	$124,377	$146,690
Cost of sales	39,292	47,664	85,120	102,387

Gross profit	16,870	22,980	39,257	44,303

Selling, general and administrative expenses	14,351	14,841	42,452	40,879
Asset dispositions, impairment of long-lived assets
and restructuring costs	—	—	1,318
Reorganization expenses	356	—	356
Income (loss) from continuing operations	2,163	8,139	(4,869)	3,424

Interest expense	(3,850)	(4,110)	(11,411)	(12,259)
Gain on extinguishment of debt	—	—	—	9,446
Interest income	—	—	9	1
Income (loss) from continuing operations before
provision for income taxes	(1,687)	4,029	(16,271)	612

Provision for income taxes	347	2,433	10,356	413

Income (loss) from continuing operations	(2,034)	1,596	(26,627)	199

Discontinued operations:
Income (loss) from discontinued operations	—	1,906	(6,564)	318

Net income (loss)	(2,034)	3,502	(33,191)	517

Preferred stock dividends accrued	1,156	1,033	3,469	3,098

Net income (loss) applicable to common stockholders	$(3,190)	$2,469	$(36,660)	$(2,581)

Basic and diluted income (loss) per share:

Income (loss) from continuing operations	$(0.84)	$0.15	$(7.96)	$(0.76)
Income (loss) from discontinued operations		0.50	(1.73)	0.08

Net income (loss) per common share	$(0.84)	$0.65	$(9.69)	$(0.68)

Weighted average number of shares outstanding	3,784	3,784	3,784	3,784

See notes to condensed consolidated financial statements.

SYRATECH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(33,191)	$517
Add loss (income) from discontinued operations	6,564	(318)

Income (loss) from continuing operations	(26,627)	199

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	4,170	5,326
Deferred income taxes	9,631	(476)
Gain on extinguishment of debt before income taxes	—	(9,446)
(Gain) / loss on disposal of assets including amortization	(1,501)	(1,281)
Pension liability	100	169
Changes in assets and liabilities:
Accounts receivable	(3,251)	(16,241)
Inventories	(9,406)	(1,231)
Prepaid expenses and other	219	(578)
Accounts payable and accrued expenses	7,489	11,652
Income taxes payable	1,154	(763)
Net cash provided by (used in) operating activities from continuing operations	(18,022)	(12,670)
Net cash provided by (used in) operating activities from discontinued operations	7,476	(4,992)
Net cash provided by (used in) operating activities	(10,546)	(17,662)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,038)	(2,790)
Proceeds from disposal of assets	423	16,805
Other	(1)	(57)
Net cash provided by (used in) investing activities from continuing operations	(3,616)	13,958
Net cash provided by (used in) investing activities from discontinued operations	—	2,750
Net cash provided by (used in) investing activities	(3,616)	16,708

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	16,954	18,264
Retirement of outstanding senior notes		(15,724)
Deferred financing costs and other	(796)	(83)
Net cash provided by (used in) financing activities from continuing operations	16,158	2,457

Effect of exchange rate changes	—	(188)

Net increase (decrease) in cash and equivalents	1,996	1,315
Cash and equivalents, beginning of period	1,399	1,399
Cash and equivalents, end of period	$3,395	$2,714

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

2. FINANCIAL RESTRUCTURING, NOTES PAYABLE AND REVOLVING LOAN FACILITIES

Notes Payable

At September 30, 2004, the Company had debt financing with third parties of $118,271 of 11% Senior Notes which are due April 15, 2007 (the “Senior Notes”) and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under its Amended and Restated Loan and Security Agreement dated as of March 26, 2004 (the “Credit Agreement”). However, all borrowings under the Credit Agreement are secured by a first priority lien on the accounts receivable and inventory of the Company but not of its Puerto Rico subsidiary (“Guarantor Subsidiary”) and not of its foreign subsidiary (“Non-guarantor Subsidiary”) (See Note 13). Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under its Credit Agreement to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002. The Company’s ability to pay dividends is restricted by terms of the Credit Agreement and the Senior Notes. The Senior Notes also include financial covenants, which are less restrictive than the covenants contained in the Credit Agreement. Cross default provisions exist between the Senior Notes and the Credit Agreement.

On October 1, 2004, Syratech Corporation (the “Company”) entered into a letter agreement (the “Noteholder Confidentiality Agreement”) with certain holders of the Senior Notes, regarding a potential recapitalization or restructuring of, or other financial options for, the Company (a “Potential Transaction”). In connection with the Noteholder Confidentiality Agreement, the holders of the Notes formed an ad hoc committee (the “Noteholder Committee”) and engaged Anderson Kill & Olick, P.C. and Houlihan Lokey Howard & Zukin Financial Advisors, Inc., as their respective legal and financial advisors. The Company also entered into confidentiality agreements with Anderson Kill & Olick, P.C. and with Houlihan Lokey Howard & Zukin Financial Advisors, Inc.

On October 15, 2004, the Company was required to make a semi-annual payment of interest to the holders of the Senior Notes, in the approximate amount of $6,505 (the “Interest Payment”). At a meeting on October 14, 2004, the Company’s Board of Directors determined, after considering, among other things, the Company’s year-to-date performance and the declining liquidity under the Company’s credit facility, that the Company would not make the Interest Payment. Pursuant to the indenture for the Senior Notes, if the non-payment of the Interest Payment continued until November 15, 2004, such non-payment would become an Event of Default.

On October 15, 2004, the Company entered into an Amendment, Acknowledgement and Limited Waiver (the “Waiver”) with the Company’s Lenders (the “Lenders”) under the Credit Agreement. Pursuant to the Waiver, the Lenders agreed to waive any default under the Credit Agreement that might exist as of October 16, 2004 arising from the Company’s non-payment of the Interest Payment on October 15, 2004 (the “Payment Default”). The Company incurred a fee of $175 to execute the waiver.

On November 15, 2004 the Company entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Credit Agreement which, among other provisions, restricts the Company from paying the Interest Payment before November 15, 2004 to prevent an Event of Default pursuant to the indenture for the Senior Notes. Accordingly, the Company did not make the Interest Payment by the November 15, 2004 deadline and, under the terms of the indenture, the Trustee or the Holders of at least 25% in principal amount of the then outstanding Senior Notes, may declare all the Senior Notes to be due and payable immediately. Accordingly, as of September 30, 2004 the entire balance of the Senior Notes has been classified as a current liability. The Company incurred a fee of $50 to execute the Forbearance Agreement.

The Company and its legal and financial advisors have engaged in negotiations with the legal and financial advisors to the Noteholder Committee regarding a Potential Transaction.  On November 11, 2004, the Company’s Board of Directors approved a term sheet for a Potential Transaction (the “Term Sheet”).  On November 15, 2004, Noteholders holding in excess of two-thirds of the outstanding principal amount of the Notes executed lock-up agreements (the “Lock-up Agreements”) indicating their approval of and support for the Term Sheet.

The Term Sheet contemplates a recapitalization of the Company, which would be accomplished through the initiation by the Company of a voluntary chapter 11 bankruptcy case (the “Chapter 11 Case”) under title 11 of the United States Code (the “Bankruptcy Code”), and the confirmation of a prenegotiated plan of reorganization (the “Prenegotiated Plan”) that provides for the recapitalization in the Term Sheet.  As set forth in the Term Sheet, under the Prenegotiated Plan the current holders of Notes, along with creditors holding up to $10 million in claims arising from the rejection of executory contracts and unexpired leases under section 365 of the Bankruptcy Code during the Chapter 11 Case (the “Rejection Claims”), would share pro rata in 405,000 shares of new common stock of the reorganized Company (the “New Common Stock”) and $55 million of new notes (the “New Notes”) that are convertible into additional New Common Stock, in satisfaction of the Notes and the Rejection Claims.  The holders of the current preferred and common stock of the Company would share pro rata in warrants for 5% of the New Common Stock, as set forth in the Term Sheet.  The Term Sheet provides for all other creditors of the Company to have their claims paid in full under the Prenegotiated Plan.

The Term Sheet also provides for the Company’s senior management team after the recapitalization to be issued 45,000 shares of the New Common Stock, 25% of which will vest on the effective date of the Prenegotiated Plan, 37.5% of which will vest over three years, and 37.5% will vest on the basis of certain performance targets.

The following is a description of the proposed material terms of the $55 million of New Notes. The New Notes would become due after a term of 5 years with interest payable semi-annually. At the option of the Company, the first four coupon payments would bear interest at an annual rate of 8% if the interest is paid in cash, or at 10% if paid in kind  in additional New Notes (“PIK”). Following the first four payments, the New Notes would earn interest at 10% annually. Each one thousand dollar principal amount of New Senior Notes would be convertible into 10 shares of New Common Stock. Conversion would not be permitted during any period that the Company makes or has the option of making PIK coupon payments on New Notes, unless conversion is agreed to by a majority of the Company’s Board of Directors, including the Company’s CEO acting in his capacity as a director, and 75% or more of the outstanding principal amount of New Notes. If 75% or more of the outstanding principal amount of New Notes vote to convert the New Notes into shares of New Common Stock, then all of the outstanding New Notes would be automatically converted on the same terms. The New Notes would be redeemable by the Company at any time at a price equal to 100% of the principal amount plus any accrued and unpaid interest. The New Notes would be redeemable in part by the Company at any time in increments of no less than $10 million principal amount, with the New Notes subject to redemption being redeemed ratably from all holders. The New Notes would receive liens in all of the assets and property of the Company, junior only to the liens granted to secure the indebtedness under or provided for in an Exit Financing Facility.

As set forth in the Lock-up Agreement, the Company is obligated to commence the Chapter 11 Case no later than December 31, 2004.  The Lock-up Agreements also provide certain dates by which the Company must take certain actions to seek confirmation of the Prenegotiated Plan, and the failure of the Company to take those steps, or to receive confirmation of the Prenegotiated Plan, by those dates would result in the Noteholders being relieved of their obligations under the Lock-up Agreement.  The Company intends to commence the Chapter 11 Case within the time frame provided by the Lock-up Agreement, and to seek confirmation of the Prenegotiated Plan as provided in the Lock-up Agreement.  There can be no assurance, however, that the Company will be successful in obtaining confirmation of the Plan, either on the time table set forth in the Lock-up Agreement or at all.  If the Prenegotiated Plan is not confirmed within the time frame established in the Lock-up Agreement, the Company may lose the support of the Noteholders for its reorganization.  In that circumstance, the Company may seek to propose an alternative plan, dismiss the Chapter 11 Case, convert the Chapter 11 Case to one under chapter 7 of the Bankruptcy Code, or take some other action.

The Company, in conjuction with its advisors, is working to design and implement strategies to provide adequate liquidity for the Company.  However, there can be no assurance as to the success of such efforts.

The Company made no purchases of Senior Notes during the nine month period ended September 30, 2004. During the nine months ended September 30, 2003 the Company purchased $25,675 of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9,446.

Revolving Credit Facility

The Company has a Revolving Credit Facility (the “Facility”) under the Credit Agreement dated as of March 26, 2004 (amended effective as of October 15, 2004 and November 15, 2004). Under the Forbearance Agreement entered into as of November 15, 2004, the Lenders have agreed, subject to certain conditions, to forbear from exercising their rights and remedies under the Credit Agreement as a result of the Payment Default until the earlier of December 31, 2004 or the date of commencement of a case under the federal bankruptcy laws. The Forbearance Agreement reduces the Facility from $70,000 to $35,000, reduces the advance rates on inventory and accounts receivable, reduces the maximum borrowings on inventory from $30,000 to $22,500, and requires that all borrowings bear interest at the Lender’s prime rate plus 300 basis points. The Company’s minimum borrowing availability requirement was increased from $7,500 to $8,500 during the period of forbearance.

At September 30, 2004, there was $24,001 outstanding under the Facility. Availability under the Facility, net of outstanding letters of credit and minimum availability requirements, was approximately $8,443 at September 30, 2004. Had the collateral advance rates and minimum availability requirements required by the Forbearance Agreement been in effect at September 30, 2004, borrowing availability would have been $6,299.

The Company is in the process of soliciting proposals for new financing from its current Lenders and other financing groups in connection with its planned financial restructuring of the Senior Notes. While management believes that the Company will be able to negotiate successfully with its Senior Noteholders and these other financing sources, there can be no assurance that the Company will be successful or that the results of such negotiations will be favorable to the Company. If the Company’s negotiations are not successful, the Company may not have access to sufficient capital to fund its operations after December 31, 2004.

In July 2004, the Company renewed its Wallace International de Puerto Rico, Inc. credit facility. The renewed facility allows for borrowings up to $500 and expires on January 30, 2005. Its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 200 basis points. At September 30, 2004, $471 was outstanding under the Wallace International de Puerto Rico, Inc. credit facility, and unused availability was $29.

The Company’s liquidity depends on cash provided by operating activities and our Revolving Credit Facility. The ability of the Company to continue as a going concern depends, among other things, on: (i) the Company’s ability to maintain adequate borrowing capacity under its Credit Agreement; (ii) the Company’s ability to generate cash from operations; (iii) the duration and outcome of the recapitalization process including the securing of revolving credit facilities; and (iv) the Company’s ability to achieve profitability following a recapitalization. The Company, in conjunction with its advisors, is working to design and implement strategies to provide adequate liquidity for the Company. However, there can be no assurance as to the success of such efforts.

3. DISCONTINUED OPERATIONS

On April 12, 2004, the Company sold its subsidiary Rauch Industries, Inc. (“Rauch”). Accordingly, results of this operation have been classified as discontinued. In connection with the sale, the Company incurred a charge of $3,254 to reduce this business to fair value less costs to sell which was recorded in the three month period ended March 31, 2004, and recorded an additional loss on disposal of $167 related to the final determination of certain asset values in accordance with the sales agreement during the three months ended June 30, 2004. Results for the nine month period ended September 30, 2004, reflect a loss of $3,143 related to the operations of Rauch for the period from January 1 to April 12, 2004.

Net sales and loss from discontinued operation from the sale of Rauch Industries, Inc. are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$—	$16,218	$36	$16,563
Pre-tax income (loss) from discontinued operation		$1,906	$(3,143)	$371
Pre-tax loss on disposal of business segment			(3,421)
Income tax benefit
Income (loss) from discontinued operation	$—	$1,906	$(6,564)	$371

Assets and liabilities of the discontinued operation are as follows:

	September 30,	December 31,
	2004	2003
Current assets	$—	$15,000
Current liabilities	(578)	(1,538)
Net assets of discontinued operation	$(578)	$13,462

The liability at September 30, 2004 is primarily related to environmental contingencies associated with Rauch’s divestiture.

On March 21, 2003, the Company sold its indirect wholly owned subsidiary, C.J. Vander Ltd. and its subsidiaries. Net sales and loss from discontinued operation of C.J. Vander Ltd of $1,675 and $53, respectively, were recorded in the three month period ended March 31, 2003.

4. ASSET DISPOSITIONS

On December 18, 2003, the Company sold its corporate headquarters office and distribution property in East Boston MA (“the Property”). The proceeds from the sale of the Property were $14,110, and the Company leased a portion of the property back from the buyer. A gain of $4,319 related to the sale of the Property is being recognized over the 60 month term of the lease. During the nine months ended September 30, 2004, $616 of the gain has been recognized, and $3,703 has been deferred to future periods, of which $2,865 is classified as a long-term deferred gain at September 30, 2004.

On January 15, 2003, the Company through an indirect wholly owned subsidiary sold its warehouse property in Mira Loma CA (“the Mira Loma Property”). Net proceeds of the sale were further reduced by the Buyer’s assumption of $9,787 of the Company’s indebtedness related to the Mira Loma Property. The Buyer leased the Mira Loma Property back to the Company. A gain of $6,085 related to the sale of the Mira Loma Property is being recognized over the term of the lease. At September 30, 2004 a cumulative total of $2,548 of the gain has been recognized, of which $876 was for the nine month period then ended. The deferred gain at September 30, 2004 is $3,537 of which $2,550 is classified as long-term.

5. REORGANIZATION EXPENSES

In the quarter ended September 30, 2004 reorganization expenses of $356 were incurred, consisting of professional fees paid in connection with negotiations with the Company’s lenders and holders of senior notes, and the exploration of financing alternatives and other alternatives available to the Company.

6. RESTRUCTURING CHARGES

In November 2003 the Company made the decision to cease manufacturing operations and close its North Dighton MA facility. Manufacturing ceased in May 2004, as scheduled. Products formerly manufactured in North Dighton have been relocated to third party manufacturers and to the Company’s Puerto Rico manufacturing facility. The Company recorded a restructuring charge of $1,318 during the three months ended June 30, 2004, of which $1,080 related to obligations under operating leases for occupancy costs, and $238 related to employee severance costs. The operating leases extend through December 2006. It is not anticipated that the Company will be able to sublease the space due to excess space available in the area. Accrued liabilities at September 30, 2004 included a restructuring reserve of $893 as follows:

		Six Months Ended
	March 31, 2004	September 30, 2004		September 30, 2004
	Balance	Accrued	Costs Paid	Balance
Occupancy	$—	$1,080	$187	$893
Severance	—	238	238	$—
Total	$—	$1,318	$425	$893

7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2004	2003
Cash paid during the period for:
Interest	$7,327	$8,510
Income taxes	$397	$1,129

Supplemental schedule of non-cash financing activities:
Accrued cumulative redeemable
preferred stock dividends	$3,469	$3,098

8. INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$2,135	$3,418
Work-in-process	2,044	942
Finished goods	42,727	33,140

Total	$46,906	$37,500

9. INCOME TAXES

Income taxes are recorded for interim periods based upon an estimated annual effective tax rate. The Company’s effective tax rate is impacted by the proportion of its estimated annual income being earned in domestic versus foreign tax jurisdictions and the recording of a valuation allowance. As a result of the Company’s cumulative loss position at September 30, 2004 and uncertainty relative to the timing of profitability in future periods we determined that it is likely that certain historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with the current quarter has been recognized relating to the U.S. operating losses, and we have established a valuation allowance against all of our remaining net deferred tax assets. The valuation allowance for the net deferred tax assets was increased by $9,631 to $22,650 during the nine months ended September 30, 2004. Upon a favorable change in the operations and financial condition of the Company that results in a determination by management that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for would be eliminated. In addition to the valuation allowance of $9,631, the Company incurred tax expense of $725 due to profitable operations of its Hong Kong and its Puerto Rico subsidiaries during the nine month period ended September 30, 2004.

In July 2003, the Company filed an application for a new tax grant with the Treasury Department of Puerto Rico which was accepted on July 20, 2004. The Company’s grant is effective as of January 1, 2004 and provides for a flat income tax rate of 4%.

10. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) includes net income and other comprehensive income. The only items presented in the Company’s consolidated financial statements that are considered other comprehensive income/(loss) are cumulative translation adjustments, which are recorded as components of stockholders’ deficit.

11. RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

12. EMPLOYEE BENEFIT PLANS

At September 30, 2004, the Company had employment agreements with certain officers and employees for terms ranging from one to three years. These agreements provide for minimum annual salaries aggregating $1,740 and certain other benefits.

13. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The following supplemental consolidating financial statements as of  September 30, 2004 and December 31, 2003, and for each of the three and nine month periods ended September 30, 2004 and 2003, present separate financial information for the Issuer/Guarantor Parent, the Guarantor Subsidiary, and the Non-Guarantor Subsidiary. Certain prior year amounts have been reclassified to conform with the 2004 presentation. Separate financial statements of each guarantor are not presented because management believes that such statements would not be materially different from the information presented herein.

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2004

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiary	Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,027	$10	$2,358	$	$3,395
Accounts receivable, net	26,582		8,212		34,794
Inventories	42,213	4,062	631		46,906
Deferred income taxes	(27)		27		—
Prepaid expenses and other	2,129	40	452		2,621
Total current assets	71,924	4,112	11,680	—	87,716

Property, plant and equipment, net	8,058	3,516	262		11,836
Other assets, net	2,114	10			2,124

Total	$82,096	$7,638	$11,942	$—	$101,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior notes	$118,271	$	$	$	$118,271
Revolving loan facilities and notes payable	24,001	471			24,472
Accounts payable	3,956	58	10,827		14,841
Accrued expenses	9,426	111	84		9,621
Accrued interest	6,086				6,086
Accrued compensation	1,309	276	584		2,169
Accrued advertising	3,514				3,514
Deferred gain	1,825				1,825
Income taxes payable	(190)	190	1,479		1,479
Liabilities of discontinued operations	578	—			578
Total current liabilities	168,776	1,106	12,974	—	182,856

Pension liability and other long-term liabilities	2,408				2,408
Deferred gain	5,415				5,415
Intercompany (receivable) payable	80,054	(30,799)	(47,863)	(1,392)
Stockholders’ equity (deficit)	(174,557)	37,331	46,831	1,392	(89,003)
Total	$82,096	$7,638	$11,942	$—	$101,676

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

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

SYRATECH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer/		Non
	Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$37,087	$2,226	$32,917	$(16,068)	$56,162
Cost of sales	26,053	2,506	26,801	(16,068)	39,292

Gross profit	11,034	(280)	6,116	—	16,870

Selling, general and administrative expenses	10,262	42	4,047		14,351
Asset dispositions, impairment of long-lived assets and restructuring costs
Reorganization expenses	356	—	—	—	356

Income (loss) from continuing operations	416	(322)	2,069		2,163

Interest expense	(3,835)	(4)	(11)		(3,850)

Income (loss) from continuing operations before provision (benefit) for income taxes	(3,419)	(326)	2,058	—	(1,687)

Provision (benefit) for income taxes	—	(13)	360		347

Income (loss) from continuing operations	(3,419)	(313)	1,698	—	(2,034)

Discontinued Operations:
Income (loss) from discontinued operations

Net income (loss)	(3,419)	(313)	1,698		(2,034)

Preferred stock dividends accrued	1,156				1,156

Net income (loss) applicable to common stockholders	$(4,575)	$(313)	$1,698	$—	$(3,190)

 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 30, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$45,062	$2,644	$47,062	$(24,124)	$70,644
Cost of sales	30,196	2,620	38,972	(24,124)	47,664

Gross profit	14,866	24	8,090		22,980

Selling, general and administrative expenses	9,980	51	4,810	—	14,841

Income (loss) from continuing operations	4,886	(27)	3,280	—	8,139

Interest (expense)	(4,104)	(3)	(3)		(4,110)

Income (loss) from continuing operations before provision (benefit) for income taxes	782	(30)	3,277		4,029

Provision (benefit) for income taxes	1,907	—	526	—	2,433

Income (loss) from continuing operations	(1,125)	(30)	2,751	—	1,596

Discontinued Operations:
Income from discontinued operations	—	1,906	—	—	1,906

Net income (loss)	(1,125)	1,876	2,751		3,502

Preferred stock dividends accrued	1,033				1,033

Net income (loss) applicable to common stockholders	$(2,158)	$1,876	$2,751	$—	$2,469

 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

 NINE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$89,367	$8,362	$69,617	$(42,969)	$124,377
Cost of sales	63,108	7,780	57,201	(42,969)	85,120

Gross profit	26,259	582	12,416		39,257

Selling, general and administrative expenses	33,977	107	8,368		42,452
Asset dispositions, impairment of long-lived assets
and restructuring costs	1,318				1,318
Reorganization expenses	356				356

Income (loss) from continuing operations	(9,392)	475	4,048		(4,869)

Interest expense	(11,396)	(4)	(11)		(11,411)
Interest income	9				9

Income (loss) from continuing operations before provision (benefit) for income taxes	(20,779)	471	4,037		(16,271)

Provision (benefit) for income taxes	9,631	19	706		10,356

Income (loss) from continuing operations	(30,410)	452	3,331	—	(26,627)

Discontinued Operations:
Loss from discontinued operations	(3,421)	(3,143)			(6,564)

Net income (loss)	(33,831)	(2,691)	3,331		(33,191)

Preferred stock dividends accrued	3,469				3,469

Net income (loss) applicable to common stockholders	$(37,300)	$(2,691)	$3,331	$—	$(36,660)

 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

 NINE MONTHS ENDED SEPTEMBER 30, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$106,109	$8,128	$83,222	$(50,769)	$146,690
Cost of sales	75,064	8,523	69,569	(50,769)	102,387

Gross profit	31,045	(395)	13,653	—	44,303

Selling, general and administrative expenses	31,948	118	8,813		40,879

Income (loss) from continuing operations	(903)	(513)	4,840	—	3,424

Interest expense	(12,304)	(34)	79		(12,259)
Gain on extinguishment of debt	9,446				9,446
Interest income	1				1

Income (loss) from continuing operations before provision (benefit) for income taxes	(3,760)	(547)	4,919	—	612

Provision (benefit) for income taxes	(346)		759		413

Income (loss) from continuing operations	(3,414)	(547)	4,160	—	199

Discontinued Operations:
Income (loss) from discontinued operations	(21)	371	(32)		318

Net income (loss)	(3,435)	(176)	4,128	—	517

Preferred stock dividends accrued	3,098				3,098

Net income (loss) applicable to common stockholders	$(6,533)	$(176)	$4,128	$—	$(2,581)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

 NINE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(33,831)	$(2,691)	$3,331		$(33,191)
Less loss from discontinued operations	3,421	3,143	—	—	6,564
Income (loss) from continuing operations	(30,410)	452	3,331	—	(26,627)

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	3,251	826	93		4,170
Deferred income taxes	12,093	(2,462)			9,631
Gain on disposal of assets	(1,501)				(1,501)
Pension liability	100				100
Increase (decrease) in assets and liabilities:
Accounts receivable	1,133		(4,384)		(3,251)
Inventories	(8,110)	(1,359)	63		(9,406)
Prepaid expenses and other	524	(16)	(289)		219
Accounts payable and accrued expenses	1,061	(4)	6,432		7,489
Income taxes payable	433	15	706		1,154
Intercompany account	19,417	(14,531)	(4,886)		—
Net cash provided by (used in) operating activities from continuing operations	(2,009)	(17,079)	1,066	—	(18,022)
Net cash provided by (used in) operating activities from discontinued operations	(10,418)	17,894	—		7,476
Net cash provided by (used in) operating activities	(12,427)	815	1,066		(10,546)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,594)	(364)	(80)		(4,038)
Proceeds from disposal of assets	423				423
Other	911	(912)			(1)
Net cash provided by (used in) investing activities from continuing operations	(2,260)	(1,276)	(80)	—	(3,616)
Net cash used in investing activities from discontinued operations					—
Net cash provided by (used in) investing activities	(2,260)	(1,276)	(80)	—	(3,616)

Cash flows from financing activities:
Change in revolving loan facilities	16,483	471	—		16,954
Deferred financing costs and other	(796)		—		(796)
Net cash provided by (used in) financing activities from continuing operations	15,687	471	—	—	16,158

Effect of exchange rate changes			—		—

Net increase (decrease) in cash and equivalents	1,000	10	986	—	1,996
Cash and equivalents, beginning of the period	27	—	1,372	—	1,399
Cash and equivalents, end of the period	$1,027	$10	$2,358	$—	$3,395

 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

 NINE MONTHS ENDED SEPTEMBER 30, 2003

	Issuer/ Guarantor Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,435)	$(176)	$4,128		$517
Less loss (income) from discontinued operations	21	(371)	32		(318)
Income (loss) from continuing operations	(3,414)	(547)	4,160	—	199

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations :
Depreciation and amortization	4,072	1,184	70		5,326
Deferred income taxes	(475)	(1)			(476)
Gain on disposal of assets	(1,281)				(1,281)
Gain on extinguishment of debt before income taxes	(9,446)				(9,446)
Pension liability	169				169
Increase (decrease) in assets and liabilities:
Accounts receivable	(4,034)		(12,207)		(16,241)
Inventories	(743)	60	(548)		(1,231)
Prepaid expenses and other	(527)	(18)	(33)		(578)
Accounts payable and accrued expenses	(1,442)	98	12,996		11,652
Income taxes payable	(90)	(1,093)	420		(763)
Intercompany account	687	5,131	(5,818)
Net cash provided by (used in) operating activities from continuing operations	(16,524)	4,814	(960)	—	(12,670)
Net cash provided by (used in) operating activities from discontinued operations	(21)	(4,939)	(32)		(4,992)
Net cash provided by (used in) operating activities	(16,545)	(125)	(992)	—	(17,662)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,328)	(423)	(39)		(2,790)
Proceeds from disposal of assets	16,805				16,805
Other	(57)				(57)
Net cash provided by (used in) investing activities from continuing operations	14,420	(423)	(39)	—	13,958
Net cash provided by (used in) investing activities from discontinued operations	—		2,750		2,750
Net cash provided by (used in) investing activities	14,420	(423)	2,711	—	16,708

Cash flows from financing activities:
Change in revolving loan facilities and notes payable	17,784	480			18,264
Retirement of outstanding Senior Notes	(15,724)				(15,724)
Deferred financing costs and other	(83)				(83)
Net cash provided by (used in) financing activities from continuing operations	1,977	480		—	2,457

Effect of exchange rate changes	(4)		(184)		(188)

Net increase (decrease) in cash and equivalents	(152)	(68)	1,535	—	1,315

Cash and equivalents, beginning of the period	263	68	1,068		1,399

Cash and equivalents, end of the period	$111	$—	$2,603	$—	$2,714

SYRATECH CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Portions of the information contained herein and in the attached exhibits include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein and in the attached exhibits are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference herein or in the attached exhibits, other than statements of historical fact, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “predict,” “target,” “potential,” “proposed,” “contemplated,” “will,” “should,” “could,” “would,” “expect” and other words of similar meaning. Any or all of the forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors.

These risks, uncertainties and other factors, as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission include, among others: general political, economic and business conditions; changes in tariffs, trade policies, and legal and regulatory requirements; industry capacity; industry trends; overseas expansion; the loss of major customers; changes in demand for the Company’s products; the timing of orders received from customers; cost and availability of raw materials; dependence on foreign sources of supply; changes in business strategy or development plans; availability and quality of management; availability, terms and deployment of capital; and the seasonal nature of the business. In addition, there may be other factors that could cause the Company’s actual results to be materially different from the results referenced, expressed or implied, in the forward-looking statements. For additional information concerning these and other important factors that may cause the Company’s actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net sales were $56.2 million for the three months ended September 30, 2004, a decrease of 20.5% from net sales of $70.6 million for the three months ended September 30, 2003. The $14.4 million decrease in sales reflects reduced sales of home decor and frame products and a discontinued giftware line, partially offset by a sales increase related to the Company’s new Vera Wang licensed product line. Changes in normal product prices did not materially impact net sales.

Gross profit was $16.9 million for the three months ended September 30, 2004 and $23.0 million for the three months ended September 30, 2003. Gross profit as a percentage of sales was 30.0% for the 2004 third quarter compared to 32.5% for the comparable 2003 period. The 2.5 point gross profit percentage decrease reflects increased silver costs, higher provisions for excess inventory, and unfavorable absorption of sourcing costs related to lower volumes.

In the quarter ended September 30, 2004 reorganization expenses of $0.4 were incurred, consisting of professional fees paid in connection with negotiations with the Company’s lenders and holders of senior notes and the exploration of financing alternatives and other alternatives available to the Company.

Selling, general and administrative expenses (“S, G & A expenses”) decreased $0.4 million to $14.4 million for the three months ended September 30, 2004, as compared with $14.8 million for the comparable period ended September 30, 2003. The decrease reflects lower commissions and wage expenses related to lower sales volume, partially offset by higher spending related to the introduction of the Vera Wang product line.

Interest expense was $3.9 million for the three months ended September 30, 2004 compared to $4.1 million in the same period of 2003. This decrease reflects lower borrowings under the Company’s revolving credit facility.

The Company recorded a valuation allowance offsetting the tax benefit for domestic losses incurred during the three months ended September 30, 2004 due to uncertainty related to the realization of deferred tax assets. See Note 9 to the Condensed Consolidated Financial Statements. The Company incurred tax expense of $.3 million due to profitable operations of its Hong Kong and its Puerto Rico subsidiaries. For the three month period ended September 30, 2003, a provision for income tax of $2.4 million was recorded.

Net loss applicable to common stockholders for the three month period ended September 30, 2004 was $3.2 million or $0.84 per basic and diluted share as compared to net income applicable to common stockholders of $2.5 million or $0.65 per basic and diluted share for the comparable 2003 period.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net sales were $124.4 million for the nine months ended September 30, 2004, a decrease of 15.2% from net sales of $146.7 million for the nine months ended September 30, 2003. The $22.3 million decrease in sales reflects reduced sales of giftware, frames and a discontinued giftware line, partially offset by a sales increase related to the launch of the Company’s new Vera Wang licensed product line and increased sales of stainless steel flatware. Changes in normal product prices did not materially impact net sales.

Gross profit was $39.3 million for the nine months ended September 30, 2004 and $44.3 million for the nine months ended September 30, 2003. Gross profit as a percentage of sales was 31.6% for the nine months ended September 30, 2004 compared to 30.2% for the comparable 2003 period. The 1.4 point gross profit percentage increase reflects a favorable mix of product sold during the period and reduced sales of closeout products, partially offset by increased silver costs, higher provisions for excess inventory, and unfavorable absorption of sourcing costs related to lower volumes.

Selling, general and administrative expenses increased $1.6 million to $42.5 million for the nine months ended September 30, 2004, as compared with $40.9 million for the comparable period ended September 30, 2003. The increase reflects higher royalty and advertising expenses related to the mix of products sold during the period and to the introduction of the Vera Wang product line, and to increased employee severance, wages and travel costs.

The Company made no purchases of Senior Notes during the nine month period ended September 30, 2004. The gain on extinguishment of debt of $9.4 million for the nine months ended September 30, 2003 relates to the Company’s purchase of $25.7 million of its outstanding Senior Notes on the open market.

Interest expense was $11.4 million for the nine months ended September 30, 2004 compared to $12.3 million in the same period of 2003. This decrease reflects the reduced amount of 11% Senior Notes outstanding and lower borrowings under the Company’s revolving credit facility.

The Company recorded a valuation allowance offsetting the tax benefit for domestic losses incurred during the nine months ended September 30, 2004 and recorded a $9.6 million tax expense related to an increase in the tax valuation reserves due to uncertainty related to the realization of deferred tax assets previously recorded. See Note 9 to the Condensed Consolidated Financial Statements. The Company incurred tax expense of $.7 million due to profitable operations of its Hong Kong and its Puerto Rico subsidiaries. For the nine month period ended September 30, 2003, a tax expense of $0.4 million was recorded.

Net loss applicable to common stockholders for the nine month periods ended September 30, 2004 and 2003 was $36.7 million and $2.6 million, respectively or $9.69 and $0.68, respectively, per basic and diluted share.

Liquidity and Capital Resources

Net cash used in operating activities from continuing operations for the nine months ended September 30, 2004 was $18.0 million. The major uses of cash were the net loss for the period and the seasonal increase in inventories and accounts receivable. Inventories at September 30, 2004 are $3.3 million below the September 30, 2003 level reflecting the lower sales volume and an improved mix as close out goods have been reduced and replaced by inventory of Vera Wang products, stainless steel flatware and Melannco frames. Net cash provided by discontinued operations for the nine month period was $7.5 million, due primarily to the collection of the Rauch trade receivables from the Christmas season, partially offset by losses incurred during the period and by payments to the buyer of Rauch in connection with the agreement for divestiture of that subsidiary.

The Company’s working capital requirements are seasonal and tend to be highest in the period from September through November due to the Christmas selling season. Accounts receivable tend to decline during December and the first quarter as receivables generated during the third and fourth quarters are collected and remain lower until the next peak season beginning in September.

Capital expenditures were approximately $4.0 million for the nine months ended September 30, 2004, and the Company expects to spend approximately $1.6 million during the remainder of 2004. These expenditures relate primarily to investment in information technology, tools and dies for the Company’s manufacturing and sourcing activities, product display fixtures and leasehold improvements related to the sale and partial leaseback of the Company’s headquarters facility and the reduction in occupied space. The Company is in the process of designing and implementing the SAP enterprise resource planning system to optimize its supply chain, optimize inventory, modernize operations and logistics, and improve communications and information flow. The SAP implementation involves a major investment of time by key personnel during 2004 and 2005 and represents a substantial portion of the Company’s capital expenditures during 2004.

At September 30, 2004, the Company had debt financing with third parties of $118.3 million of 11% Senior Notes which are due April 15, 2007 (the “Senior Notes”) and require interest payments to be made semi-annually on April 15 and October 15. The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all current and future unsubordinated indebtedness of the Company, including borrowings under its Amended and Restated Loan and Security Agreement dated as of March 26, 2004 (the “Credit Agreement”). However, all borrowings under the Credit Agreement are secured by a first priority lien on the accounts receivable and inventory of the Company but not of its Puerto Rico subsidiary (“Guarantor Subsidiary”) and not of its foreign subsidiary (“Non-guarantor Subsidiary”). Consequently, the obligations of the Company under the Senior Notes are effectively subordinated to its obligations under its Credit Agreement to the extent of such assets. The Senior Notes became redeemable, in whole or in part, at the Company’s option after April 15, 2002. The Company’s ability to pay dividends is restricted by terms of the Credit Agreement and the

Senior Notes. The Senior Notes also include financial covenants, which are less restrictive than the covenants contained in the Credit Agreement. Cross default provisions exist between the Senior Notes and the Credit Agreement.

On October 1, 2004, Syratech Corporation (the “Company”) entered into a letter agreement (the “Noteholder Confidentiality Agreement”) with certain holders of the Senior Notes due 2007, regarding a potential recapitalization or restructuring of, or other financial options for, the Company (a “Potential Transaction”). In connection with the Noteholder Confidentiality Agreement, the holders of the Notes formed an ad hoc committee (the “Noteholder Committee”) and engaged Anderson Kill & Olick, P.C. and Houlihan Lokey Howard & Zukin Financial Advisors, Inc., as their respective legal and financial advisors. The Company also entered into confidentiality agreements with Anderson Kill & Olick, P.C. and with Houlihan Lokey Howard & Zukin Financial Advisors, Inc.

On October 15, 2004, the Company was required to make a semi-annual payment of interest to the holders of the Senior Notes, in the approximate amount of $6.5 million (the “Interest Payment”). At a meeting on October 14, 2004, the Company’s Board of Directors determined, after considering, among other things, the Company’s year-to-date performance and the declining liquidity under the Company’s credit facility, that the Company would not make the Interest Payment. Pursuant to the indenture for the Senior Notes, if the non-payment of the Interest Payment continued until November 15, 2004, such non-payment would become an Event of Default.

On October 15, 2004, the Company entered into an Amendment, Acknowledgement and Limited Waiver (the “Waiver”) with the Company’s Lenders (the “Lenders”) under its Credit Agreement. Pursuant to the Waiver, the Lenders agreed to waive any default under the Credit Agreement that might exist as of October 16, 2004 arising from the Company’s non-payment of the Interest Payment on October 15, 2004 (the “Payment Default”).  The Company incurred a fee of $175 thousand to execute the waiver.

On November 15, 2004 the Company entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Credit Agreement which, among other provisions, restricts the Company from paying the Interest Payment before November 15, 2004 to prevent an Event of Default pursuant to the indenture for the Senior Notes. Accordingly, the Company did not make the Interest Payment by the November 15, 2004 deadline and, under the terms of the indenture, the Trustee or the Holders of at least 25% in principal amount of the then outstanding Senior Notes, may declare all the Senior Notes to be due and payable immediately. Accordingly, as of September 30, 2004 the entire balance of the Senior Notes has been classified as a current liability.  The Company incurred a fee of $50 thousand to execute the Forbearance Agreement.

The Company and its legal and financial advisors have engaged in negotiations with the legal and financial advisors to the Noteholder Committee regarding a Potential Transaction.  On November 11, 2004, the Company’s Board of Directors approved a term sheet for a Potential Transaction (the “Term Sheet”).  On November 15, 2004, Noteholders holding in excess of two-thirds of the outstanding principal amount of the Notes executed lock-up agreements (the “Lock-up Agreements”) indicating their approval of and support for the Term Sheet.

The Term Sheet contemplates a recapitalization of the Company, which would be accomplished through the initiation by the Company of a voluntary chapter 11 bankruptcy case (the “Chapter 11 Case”) under title 11 of the United States Code (the “Bankruptcy Code”), and the confirmation of a prenegotiated plan of reorganization (the “Prenegotiated PLAN”) that provides for the recapitalization in the Term Sheet.  As set forth in the Term Sheet, under the Prenegotiated Plan the current holders of Notes, along with creditors holding up to $10 million in claims arising from the rejection of executory contracts and unexpired leases under section 365 of the Bankruptcy Code during the Chapter 11 Case (the “Rejection Claims”), would share pro rata in 405,000 shares of new common stock of the reorganized Company (the “New Common Stock”) and $55 million of new notes (the “New Notes”) that are convertible into additional New Common Stock, in satisfaction of the Notes and the Rejection Claims.  The holders of the current preferred and common stock of the Company would share pro rata in warrants for 5% of the New Common Stock, as set forth in the Term Sheet.  The Term Sheet provides for all other creditors of the Company to have their claims paid in full under the Prenegotiated Plan.

The Term Sheet also provides for the Company’s senior management team after the recapitalization to be issued 45,000 shares of the New Common Stock, 25% of which will vest on the effective date of the Prenegotiated Plan, 37.5% of which will vest over three years, and 37.5% will vest on the basis of certain performance targets.

The following is a description of the proposed material terms of the $55 million of New Notes. The New Notes would become due after a term of 5 years with interest payable semi-annually. At the option of the Company, the first four coupon payments would bear interest at an annual rate of 8% if the interest is paid in cash, or at 10% if paid in kind  in additional New Notes (“PIK”). Following the first four payments, the New Notes would earn interest at 10% annually. Each one thousand dollar principal amount of New Senior Notes would be convertible into 10 shares of New Common Stock. Conversion would not be permitted during any period that Company makes or has option of making PIK coupon payments on New Notes, unless conversion is agreed to by a majority of the Company’s Board of Directors, including the Company’s CEO in his capacity as director, and 75% or more of the outstanding principal amount of New Notes. If 75% or more of the outstanding principal amount of New Notes vote to convert the New Notes into shares of New Common Stock, then all of the outstanding New Notes would be automatically converted on the same terms. The New Notes would be redeemable by the Company at any time at a price equal to 100% of the principal amount plus any accrued and unpaid interest. The New Notes would be redeemable in part by the Company at any time in increments of no less than $10 million principal amount, with the New Notes subject to redemption being redeemed ratably from all holders. The New Notes would receive liens in all of the assets and property of the Company, junior only to the liens granted to secure the indebtedness under or provided for in an Exit Financing Facility.

The form of Lock-up Agreement delivered by the Noteholders to indicate their approval of and support for the Term Sheet is attached as Exhibit 4.2.  As set forth in the Lock-up Agreement, the Company is obligated to commence the Chapter 11 Case no later than December 31, 2004.  The Lock-up Agreements also provide certain dates by which the Company must take certain actions to seek confirmation of the Prenegotiated Plan, and the failure of the Company to take those steps, or to receive confirmation of the Prenegotiated Plan, by those dates would result in the Noteholders being relieved of their obligations under the Lock-up Agreement.  The Company intends to commence the Chapter 11 Case within the time frame provided by the Lock-up Agreement, and to seek confirmation of the Prenegotiated Plan as provided in the Lock-up Agreement.  There can be no assurance, however, that the Company will be successful in obtaining confirmation of the Plan, either on the time table set forth in the Lock-up Agreement or at all.  If the Prenegotiated Plan is not confirmed within the time frame established in the Lock-up Agreement, the Company may lose the support of the Noteholders for its reorganization.  In that circumstance, the Company may seek to propose an alternative plan, dismiss the Chapter 11 Case, convert the Chapter 11 Case to one under chapter 7 of the Bankruptcy Code, or take some other action.

The Company, in conjuction with its advisors, is working to design and implement strategies to provide adequate liquidity for the Company.  However, there can be no assurance as to the success of such efforts.

In connection with the negotiations with the Noteholder Committee and its legal and financial advisors, the Company, pursuant to the Noteholder Confidentiality Agreement, provided certain confidential financial information to the Noteholder Committee.  On November 15, 2004, the Company provided the Noteholder Committee with material non-public financial and other business information (the “Confidential Information”), including the Company’s projected EBITDA (earnings before interest, taxes, depreciation, and amortization) by business segment for fiscal year 2004, and the Company’s forecasted EBITDA by business segment within a range reflecting management’s estimate of possible results for fiscal year 2005.  Pursuant to the Noteholder Confidentiality Agreement, the Noteholders were barred from disclosing or benefiting in any fashion from the Confidential Information.  In addition, the Company agreed to make public the Confidential Information on November 15, 2004.  A copy of the Confidential Information provided to the Noteholder Committee is attached as Exhibit 99.1.

The Company made no purchases of Senior Notes during the nine month period ended September 30, 2004. During the nine months ended September 30, 2003 the Company, purchased $25.7 million of its outstanding Senior Notes on the open market, resulting in a pre-tax gain of approximately $9.4 million.

The Company has a Revolving Credit Facility (the “Facility”) under the Credit Agreement dated as of March 26, 2004 (amended effective as of October 15, 2004 and November 15, 2004). Under the Forbearance Agreement entered into as of November 15, 2004, the Lenders have agreed, subject to certain conditions, to forbear from exercising their rights and remedies under the Credit Agreement as a result of the Payment Default until the earlier of December 31, 2004 or the date of commencement of a case under the federal bankruptcy laws. The Forbearance Agreement reduces the Facility from $70 million to $35 million, reduces the advance rates on inventory and accounts receivable, reduces the maximum borrowings on inventory from $30 million to $22.5 million, and requires that all borrowings bear interest at the Lender’s prime rate plus 300 basis points. The Company’s minimum borrowing availability requirement was increased from $7.5 million to $8.5 million during the period of forbearance.

At September 30, 2004, there was $24.0 million outstanding under the Facility. Availability under the Facility, net of outstanding letters of credit and minimum availability requirements, was approximately $8.4 million at September 30, 2004. Had the collateral advance rates and minimum availability requirements required by the Forbearance Agreement been in effect at September 30, 2004, borrowing availability would have been $6.3 million.

The Company is in the process of soliciting proposals for new financing from its current Lenders and other financing groups in connection with its planned financial restructuring of the Senior Notes. While management believes that the Company will be able to negotiate successfully with its Senior Noteholders and these other financing sources, there can be no assurance that the Company will be successful or that the results of such negotiations will be favorable to the Company. If the Company’s negotiations are not successful, the Company may not have access to sufficient capital to fund its operations after December 31, 2004.

In July 2004, the Company renewed its Wallace International de Puerto Rico, Inc. credit facility. The renewed facility allows for borrowings up to $.5 million and expires on January 30, 2005. Its terms require that the facility be paid down to zero for one 15 consecutive day period prior to that date. Borrowings under the facility bear interest at a rate equal to the Prime Rate plus 200 basis points. At September 30, 2004, $.5 million was outstanding under the Wallace International de Puerto Rico, Inc. credit facility.

The Company’s liquidity depends on cash provided by operating activities and our Revolving Credit Facility. The ability of the Company to continue as a going concern depends, among other things, on: (i) the Company’s ability to maintain adequate borrowing capacity under its Credit Ageement; (ii) the Company’s ability to generate cash from operations; (iii) the duration and outcome of the recapitalization process including the securing of revolving credit facilities; and (iv) the Company’s ability to achieve profitability following a recapitalization. The Company, in conjunction with its advisors, is working to design and implement strategies to provide adequate liquidity for the Company. However, there can be no assurance as to the success of such efforts.

Note Regarding Presentation of Non-GAAP Financial Measures

In addition to the other measures of operating performance that have been presented in accordance with generally accepted accounting principals (“GAAP”) in this Current Report on Form 8-K, in the attached Confidential Information on Exhibit 99.1, the Company has presented EBITDA, which constitutes a non-GAAP financial measure, as defined in Regulation G promulgated by the Securities and Exchange Commission, with respect to projections or forecasts for the years ending 2004 and 2005. The Company believes that its presentation of EBITDA provided supplementary information that was useful to the Noteholders in evaluating the Confidential Information. The Company’s calculations of projected EBITDA in the Confidential Information excludes fees, expenses and charges associated with restructuring and other related items including expenses associated with the closure of certain facilities, and therefore may not be indicative of actual results. EBITDA should not be construed as a substitute for either income from operations or net income as they are determined in accordance with generally accepted accounting principles. The Company’s calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. Any reconciliation of EBITDA to income from operations or net income involves a multitude of uncertainties and assumptions, including, among other factors, the Company’s business going forward, future debt levels, the cost of debt financing, tax rates, tax treatments, including the availability of net operating loss deductions, as well as other applicable risks and assumptions identified in “Cautionary Statement Regarding Forward-Looking Statements,” set forth below. While management believes EBITDA provides a useful perspective for some purposes, EBITDA has limitations as an analytical tool. Therefore, management does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP.

Cautionary Statement Regarding Forward-Looking Statements Contained in the Confidential Information

The Confidential Information contains numerous forward-looking statements and involves risks and uncertainties. While presented with numerical specificity, the Confidential Information contains forward-looking statements made by the Company’s management as of the date of preparation, many of which are inherently uncertain and subject to change and some of which may have changed since that date. In addition, factors such as industry performance and general business, economic, regulatory, market and financial conditions, all of which are difficult to predict and many of which are beyond the Company’s ability to control, may cause the forward-looking statements in the Confidential Information or the underlying assumptions to be inaccurate. Accordingly, it is expected that there will be differences between actual and projected results, and actual results may be materially greater or less than those contained in the Confidential Information. The Confidential Information should not be relied upon as being indicative of future results, and you are cautioned not to place undue reliance on the Confidential Information.

The Company does not, as a matter of course, publicly disclose financial forecasts. As such, the Confidential Information contains forward-looking statements not prepared with a view towards public disclosure or compliance with published guidelines of the Securities and Exchange Commission, the guidelines established by the American Institute of Certified Public Accountants for Prospective Financial Information or generally accepted accounting principles. The Company’s certified public accountants have not examined or compiled any of the forward-looking statements in the Confidential Information or expressed any conclusion or provided for any form of assurance with respect to such forward-looking statements and, accordingly, assume no responsibility for it. Neither the Company nor any of its affiliates, advisors or representatives has made or makes any representation to any person regarding the Company’s ultimate performance compared to the information contained in the Confidential Information, nor does any such party assume any responsibility for the validity, reasonableness, accuracy or completion of any forecasts contained in such Confidential Information.

All forward-looking statements contained in the Confidential Information and all subsequent written and oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are qualified in their entirety by this cautionary statement. The Company disclaims any obligation to update any of the Confidential Information or any forward-looking statements contained therein, does not plan to publicly disclose similar information in the future and does not plan to update such forward-looking statements in the future, including the Confidential Information contained herein and in the attached exhibits, to reflect any events or circumstances whatsoever after the date hereof or the date of such exhibits, as the case may be, except as otherwise required by applicable law.

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

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s short-term borrowings are substantially all denominated in U.S. dollars and bear interest at variable rates primarily based on either a prime rate or the London Interbank Offering Rate (“LIBOR”). The effect of a 10% change in the prime or LIBOR rate would not have a material impact on the Company’s financial results.  The Company had fixed debt financing of $118.3 million of 11% Senior Notes due April 15, 2007 that had a current market value of $70.4 million at September 30, 2004 based upon recent private market trades. Following the non-payment of the interest payment due October 15, 2004 the market value of the Notes was $53.2 million. There is inherent roll-over risk for these borrowings which, upon maturity, would be renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure and does not have investments in debt or equity securities.

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

ITEM 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Ex-4.1	Term Sheet For Proposed Recapitalization of Syratech Corporation Dated November 11, 2004

	Ex-4.2	Form Of Lock-Up Agreement With Respect To Syratech Corporation Dated November 15, 2004

	Ex-10.1	Forbearance Agreement and Second Amendment dated as of November 15, 2004 to the Loan and Security Agreement dated as of March 26, 2004.

	Ex-31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Ex-31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Ex-32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Ex-32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Ex-99.1	Non-GAAP Financial Information Provided to Noteholder Committee

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on October 15, 2004 with the Securities and Exchange Commission which reported that the Company had not made the semi-annual payment due October 15, 2004 to holders of its Notes and that the Company and its Lenders had amended its Restated Loan and Security Agreement to waive any default for 30 days related to this non-payment.

SYRATECH CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syratech Corporation

Dated: November 15, 2004	/s/ Gregory W. Hunt
Gregory W. Hunt
Executive Vice President, Chief Financial Officer and Treasurer